Form 10-K
MVP REIT II, Inc.
filed 2016-03-29
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-205893

MVP REIT II, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	47-3945882
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

12730 HIGH BLUFF DRIVE SUITE 110, SAN DIEGO, CA 92130
(Address of Principal Executive Offices)  (Zip Code)

Registrant’s Telephone Number: (858) 369-7959

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [X]

As of March 29, 2016 the registrant had 427,942 shares of common stock outstanding.

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history;
•	our ability to effectively raise and deploy the proceeds raised in our initial public offering;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in our portfolio;
•
risks inherent in the real estate business, including ability to secure leases or parking management contracts at favorable terms, tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•	competitive factors that may limit our ability to make investments or attract and retain tenants;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our failure to maintain our status as a REIT;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;
•	interest rates; and
•	changes to generally accepted accounting principles, or GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

PART I

ITEM 1.                      BUSINESS

General

MVP REIT II, Inc. (the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016. The Company is offering for sale a maximum of $500 million in common stock, $0.0001 par value per share, for $25.00 per share on a “best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Offering also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stock holders may elect to have their distributions reinvested in additional shares of common stock at $25.00 per share.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. No more than 10% of the proceeds of the Offering will be used for investment in Canadian properties.  To a lesser extent, the Company may also invest in properties other than parking facilities. MVP Realty Advisor, LLC (the “Advisor”), is the Company’s affiliated advisor.

We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure to enable us to acquire real property in exchange for limited partnership interests in our operating partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to us in exchange for shares of our common stock or cash.

As part of our initial capitalization, we sold 8,000 shares of common stock for $200,000 to MVP Capital Partners II, LLC (“MVP CP II” or the “Sponsor”), an entity owned sixty percent (60%) by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II”), and the remaining forty percent (40%) is owned by Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC Market-listed company (“VRM I”), both which are managed by Vestin Mortgage, LLC.  The Company also sold 5,000 shares of common stock to VRM II in the Offering.

Pursuant to the terms of the Offering, the Company needed to receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations. Although, as of December 31, 2015, the Company has fulfilled its minimum offering of $2.0 million in subscriptions and raised approximately $2.4 million, the Company has not purchased any properties or earned any income.

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis.

2015 Highlights

During 2015, the Company had the following highlights:

•	the SEC declared the Company’s registration statement effective on October 22, 2015; and
•	the Company achieved the minimum offering amount of at least $2.0 million in offering proceeds on December 30, 2015.

Investment Objectives

The Company’s primary investment objectives are to:

•	preserve, protect and return stockholders’ capital contributions;

•	provide periodic distributions once the Company has acquired a substantial portfolio of investments; and

•	realize growth in the value of the Company’s investments.

The Company cannot assure stockholders that the Company will attain these objectives or that the value of the Company’s assets will not decrease. Furthermore, within the investment objectives and policies, the Advisor will have substantial discretion with respect to the selection of specific investments and the purchase and sale of the Company’s assets. Our board of directors will review investment policies at least annually to determine whether the investment policies continue to be in the best interests of stockholders.

The charter does not require the Company to consummate a transaction to provide liquidity to stockholders on any certain date or at all; therefore, the Company may continue indefinitely.

Investment Strategy

The Company’s investment strategy will focus primarily on parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in properties other than parking facilities. No more than 10% of the proceeds of the Offering will be used for investment in Canadian properties.

Parking Facilities

The primary focus of the Company’s investment strategy will be on parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada.

The Company believes parking facilities possess attractive characteristics not found in other commercial real estate investments, such as:

•	generally can be leased to any number of parking operators, which gives the property owner flexibility and pricing power;
•	if a tenant that operates a facility terminates a lease, replacement operators can generally be found quickly, minimizing any dark period;
•	generally, no leasing commissions;
•	generally, no tenant improvement requirements;
•	during the recent recession, parking revenues remained resilient;
•	relatively low capital expenditures; and
•	opportunity for geographic diversification.

Moreover, the Company believes the REIT industry is evolving, with more REITs moving towards specializing in particular types of properties or property location rather than building a diversified portfolio of a variety of property types and locations. As a result, the Company believes that focusing the portfolio on parking facilities would enhance stockholder value through specialization that could distinguish the Company from other REITs in the marketplace. The Company also believes that a parking-focused investment strategy will enhance the value of the portfolio upon a sale, merger or listing of our shares on a national securities exchange at the time that our board of directors determines to pursue a transaction that would provide liquidity to stockholders, or a liquidity event.

Other Real Property Investments

The Company may also seek to invest in properties other than parking facilities. The Company may also enter into various leases for these properties. The terms and conditions of any lease the Company enters into with our tenants may vary substantially. However, the Company expects that leases will be the type customarily used between landlords and tenants in the geographic area where the property is located.

Investment Criteria

The Company will focus on acquiring properties that meet the following criteria:

•	properties that generate current cash flow;
•	properties that are located in populated metropolitan areas; and
•	while the Company may acquire properties that require renovation, the Company will only do so if the Company anticipates the properties will produce income within 12 months of our acquisition.

The foregoing criteria are guidelines and the Advisor and board of directors may vary from these guidelines to acquire properties which they believe represent value opportunities.

The Advisor will have substantial discretion with respect to the selection of specific properties. Our board of directors has delegated to the Advisor the authority to make certain decisions regarding investments consistent with the investment guidelines and borrowing policies approved by our board of directors and subject to the limitations in the charter, advisory agreement, and the direction and oversight of our board of directors. There is no limitation on the number, size or type of properties that the Company may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in the Offering. Moreover, depending upon real estate market conditions, economic changes and other developments, the board of directors may change the targeted investment focus or supplement that focus to include other targeted investments from time to time without stockholder consent.

Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to our operations, including asset management services, supervision of the management and leasing of properties, asset acquisition and disposition decisions, the sale of our shares available for issue, as well as other administrative responsibilities including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide respective services, the Company will be required to find alternative providers of these services.

Competition

Outside of affiliates, the Company is unaware of any REITs in the United States or Canada that invest predominantly in parking facilities; nevertheless the Company has significant competition with respect to the acquisition of real property. Competitors include other REITs, owners and managers of parking facilities, private investment funds, hedge funds, and other investors, many of which have significantly greater resources.  The Company may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If the Company pays higher prices for investments the returns will be lower and the value of assets may not increase or may decrease significantly below the amount paid for such assets.

Any parking facilities acquired or invested in will face intense competition, which may adversely affect rental and fee income. The Company believes that competition in parking facility operations is intense. The relatively low cost of entry has led to a strongly competitive, fragmented market consisting of competitors ranging from single facility operators to large regional and national multi-facility operators, including several public companies. In addition, any parking facilities acquired may compete with building owners that provide on-site paid parking. Many of the competitors have more experience in owning and operating parking facilities. Moreover, some of the competitors will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available, may increase acquisition costs and may reduce demand for parking facilities, all of which may adversely affect operating results.

Income Taxes

The Company has been organized and conducts its operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”),.  The Company expects to qualify as a REIT commencing with the taxable year ending December 31, 2016. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  The Company’s Taxable Income may substantially exceed or be less than the net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

Regulations

Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We intend to obtain all permits and approvals necessary under current law to operate our investments.

Environmental

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company does not own any properties, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Employees

We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. We rely on employees of the Advisor and its affiliates, subject to the supervision of our board of directors, to manage our day-to-day activities, implement our investment strategy and provide management, acquisition, advisory and administrative services.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements and other information we file electronically with the SEC. Access to these filings is free of charge and can be accessed on our website, www.mvpreitii.com.

ITEM 1A. RISK FACTORS

The following are some of the risks and uncertainties that could cause the Company’s actual results to differ materially from those presented in the forward-looking statements. The risks and uncertainties described below are not the only ones the Company faces but do represent those risks and uncertainties that the Company believes are material. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also harm the business.

Risks Related to an Investment in the Company

Shares of our common stock are illiquid. No public market currently exists for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. If investors purchase shares in the offering, it will be difficult for stockholders to sell shares, and if stockholders are able to sell shares, it will likely be at a substantial discount.

There is no current public market for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. Our charter limits stockholders ability to transfer or sell shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding capital stock or more than 9.8% in value or number, whichever is more restrictive, of the aggregate of our outstanding common stock unless exempted prospectively or retroactively by our board of directors. These restrictions may inhibit large investors from desiring to purchase stockholders shares. Moreover, our share repurchase program includes numerous restrictions that limit stockholders ability to sell shares to us, and our board of directors may amend, suspend or terminate our share repurchase program without stockholder approval upon 30 days’ written prior notice. It will be difficult for stockholders to sell shares promptly or at all. If stockholders are able to sell shares, stockholders will likely have to sell them at a substantial discount to their public offering price. It is also likely that stockholders shares would not be accepted as the primary collateral for a loan.

We have a limited operating history which makes our future performance difficult to predict.

We are a recently formed company and we have a limited operating history. Stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by our Sponsor or the parent of our Sponsor. Our lack of an operating history increases the risk and uncertainty that stockholders face in making an investment in our shares.

The initial offering price of our shares in the Offering was established arbitrarily; the actual value of our shares may be substantially less than the purchase price in the Offering. We will use the most recent price paid to acquire a share in our offering as the estimated value of our shares until the May 29, 2018, or the Valuation Date.

We established the initial offering price of our shares on an arbitrary basis. This price bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the initial offering price is not based upon any valuation (independent or otherwise), the price is likely to be higher than the proceeds that an investor would receive upon liquidation or a resale of his or her shares if they were to be listed on an exchange or actively traded by broker-dealers, Until May 29, 2018, which is 150 days after the second anniversary of the date we satisfied the minimum offering requirement in the Offering, we will use the most recent price paid to acquire a share in our offering as the estimated value of our shares.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and the stockholders’ overall return may be reduced and the value of a share of our common stock may be diluted.

Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, or sales of assets. We have not placed a cap on the use of proceeds to fund distributions. Our distribution policy is to fund the payment of regular distributions to our stockholders from cash flow from our operations. Until the proceeds from the Offering are fully invested and from time to time during the operational stage, however, we may not generate sufficient cash flow from operations to fund distributions. If we continue to pay distributions from sources other than our cash flow from operations, we will have less funds available for investments, and a stockholder’s overall return may be reduced. To the extent that portions of the distributions that we make may represent a return of capital, it will lower a stockholder’s tax basis in our shares.

The Offering is being conducted on a “best efforts” basis, and the risk that we will not be able to accomplish our business objectives, and that the poor performance of a single investment will materially adversely affect our overall investment performance, will increase if only a small number of shares are purchased in the Offering.

Our shares are being offered on a “best efforts” basis and no individual, firm or corporation has agreed to purchase any shares of our common stock in the Offering. If we are unable to raise significant additional proceeds, we will be thinly capitalized and may not be able to diversify our portfolio in terms of the numbers of investments we own and the areas in which our investments or the properties underlying our investments are located. Failure to build a diversified portfolio increases the likelihood that any single investment’s poor performance would materially affect our overall investment performance. Our inability to raise substantial funds would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

We depend upon the Advisor to find suitable investments. If it is unable to do so, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of the Advisor in the acquisition of our investments, including the determination of any financing arrangements. The Advisor’s personnel have only limited experience in making direct investments in real estate. Except for investments that may be disclosed prior to the date a stockholder subscribes for our shares, the stockholder will have no opportunity to evaluate the economic merits or the terms of our investments before making a decision to invest in our company. A stockholder must rely entirely on the management abilities of the Advisor and the oversight of our board of directors. We cannot assure a stockholder that the Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if the Advisor makes investments on our behalf, our objectives will be achieved. If we, through the Advisor, are unable to find suitable investments promptly, we will hold the proceeds from the Offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

We may change our targeted investments and investment guidelines without stockholder consent.

Our board of directors may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. Pursuant to SEC rules, we may be required to file post-effective amendments to this registration statement to disclose any material change to investors, such as changes to our targeted investments and investment guidelines. Changes to our investment guidelines must be approved by our board of directors, including a majority of our independent directors. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of shares of our common stock and our ability to make distributions to stockholders.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on a stockholder’s investment.

We rely upon the Advisor’s real estate, finance and securities professionals, including Michael V. Shustek, to identify suitable investments. Our Sponsor and its other affiliated entities also rely on Mr. Shustek for investment opportunities. To the extent that the Advisor’s real estate, finance and securities professionals face competing demands upon their time in instances when we have capital ready for investment, we may face delays in execution of our investment strategy. Further, the more money we raise in the Offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the size of Offering increases the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

Our cash distributions are not guaranteed and may fluctuate.

The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.

Our Sponsor pays to our selling agents selling commissions and due diligence fees in connection with the sale of shares in our primary offering, and if it is unable or fails to do so in the future, our ability to raise proceeds in this or other offerings may be adversely affected.

Our Sponsor has agreed to pay, or cause its affiliates to pay, selling commissions and due diligence fees in connection with the sale of our shares in the primary offering. Our Sponsor is a newly formed entity without any significant assets or operations and depends on its owners, VRTA and VRTB, to provide funding for its obligations. Our Sponsor has agreed to reimburse, or cause its affiliates to reimburse, VRTA and VRTB for funds advanced in connection with the payment of selling commissions and due diligence fees. If our Sponsor or its affiliates are unable or fail to pay such commissions and fees in the future, selling agents would likely stop selling our shares, which would adversely impact our ability to raise capital at such time and in the future. In such an event, in order to continue raising capital, we would have to revise the terms of the offering to provide that we would pay to the selling agents the selling commissions and due diligence fees. Our payment of the selling commissions and due diligence fees would reduce the amount of net offering proceeds available for investment, which would reduce our returns and the value of a stockholder’s investment.

The value of a share of our common stock may be diluted if we pay a stock dividend.

Our board of directors has authorized and declared and, may continue to authorize and declare special stock dividends. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we currently do not expect to change the initial value per share public offering price during the Offering until the Valuation Date. With the declaration of stock dividends, investors who purchase shares early in the offering will receive more shares for the same cash investment than investors who purchase later in the offering as a result of the stock dividend. Because they own more shares, upon a sale or liquidation of the Company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock dividends, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.

Our cash distributions may constitute a return of capital or taxable gain from the sale or exchange of property.

Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our cash flow from operations. However, during the early stages of our operations, we may need to borrow funds, request that the Advisor, in its discretion, defer its receipt of fees and reimbursement of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to stockholders may also include a return of capital, rather than a return on capital. In the event that we are unable to consistently fund monthly distributions to stockholders entirely from our cash flow from operations, the value of shares upon the possible listing of our common stock, the sale of our assets or any other liquidity event may be reduced.

Any adverse changes in the Advisor’s financial health or our relationship with the Advisor or its affiliates could hinder our operating performance and the return on investment.

We have engaged the Advisor to manage our operations and our portfolio of real property investments. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the Advisor and its affiliates as well as the Advisor’s real estate, finance and securities professionals in the identification and acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Any adverse changes in the Advisor’s financial condition or our relationship with the Advisor could hinder the Advisor’s ability to successfully manage our operations and our portfolio of investments.

Our success depends to a significant degree upon the contributions of Michael V. Shustek, who could be difficult to replace. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered, and the value of a stockholder’s investment may decline.

We are not required to disclose an estimated net asset value, or NAV, per share of our common stock until 150 days after the second anniversary of the date we satisfy the minimum offering requirement and the purchase price paid for our shares in the Offering may be higher than such estimated NAV. The estimated NAV per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

To assist members of FINRA and their associated persons that participate in our offering, pursuant to FINRA Conduct Rules, we intend to have the Advisor prepare an annual report of the per share estimated value of our shares, the method by which it was developed and the date of the data used to develop the estimated values. For this purpose, we intend to use the price paid to acquire a share in our primary offering as our estimated per share value until 150 days following the second anniversary of the date we satisfy the minimum offering requirement in the Offering. This approach to valuing our shares may bear little relationship and will likely exceed what a stockholder might receive for his or her shares if they tried to sell them or if we liquidated our portfolio. We expect to disclose an estimated per share value of our shares no later than 150 days following the second anniversary of the date we satisfy the minimum offering requirement in the Offering, or the Valuation Date, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated NAV per share prior to the conclusion of the Offering, we intend to modify the offering price, including the price at which the shares are offered pursuant to our DRIP, to reflect the estimated NAV per share.

Although our initial price of $25.00 per share represents the price at which investors will purchase shares in our primary offering, this price and any subsequent estimated per share values are likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for our shares at this time; (ii) the price does not reflect and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our offering is net of acquisition fees and costs; (iii) the estimated per share value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated per share value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated per share value. When determining the estimated value per share on the Valuation Date and annually thereafter, the Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon the fair value of our assets less the fair value of our liabilities under market conditions existing at the time of the valuation. We will obtain independent third party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which will include an independent appraisal or valuation. Our independent directors will be responsible for the oversight of the valuation process, including approval of the engagement of any third parties to assist in the valuation of assets, liabilities and unconsolidated investments. We anticipate that any property appraiser we engage will be a member of the Appraisal Institute with the MAI designation or such other professional valuation designation appropriate for the type and geographic locations of the assets being valued and will provide a written opinion, which will include a description of the reviews undertaken and the basis for such opinion. Any such appraisal will be provided to a participating dealer upon request. The valuations are estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

Commencing on the Valuation Date, we will offer our shares in our primary offering at a price equal to our NAV per share. Our NAV will be based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our NAV per share may not reflect the amount that a stockholder might receive for his or her shares in a market transaction.

Commencing on the Valuation Date, we will base the offering and repurchase prices for shares of our common stock on our NAV per share. The Advisor will be responsible for calculating our NAV no less frequently than annually. Our NAV will be calculated by estimating the market value of our assets and liabilities, many of which may be illiquid. Our board of directors will review the Advisor’s NAV calculation. In connection with our NAV calculation, we expect that an independent valuation expert will appraise our portfolio and that the Advisor will review each appraisal. The Advisor will also determine the valuation of our portfolio and will compare each appraisal to its own determinations. If in the Advisor’s opinion the appraisals are materially higher or lower than the Advisor’s determinations of value, the Advisor will discuss the appraisals with the independent valuation expert. If the Advisor determines that the appraisals are still materially higher or lower than its valuations, a valuation committee, comprised of our independent directors, will review the appraisals and valuations, and make a final determination of value. Although the valuations of our portfolio will be approved by our board of directors, the valuations may not be precise because the valuation methodologies used to value a portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit existing stockholders or new purchasers of our shares of common stock.

We expect to report funds from operations and modified funds from operations, each a non-GAAP financial measure, which may not be accurate indicators of our operating performance, including in documents filed with the SEC.

We expect to report funds from operations, or FFO, and modified funds from operations, or MFFO, both of which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjust for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and MFFO as alternatives to GAAP net income or cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. In the future, the SEC or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and in response to such standardization we may have to adjust our calculation and characterization of FFO or MFFO accordingly. Not all public, non-listed REITs calculate MFFO the same way, so comparisons of our MFFO with that of other public, non-listed REITs may not be meaningful.

Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders until after the date the Offering closes. There can be no assurance that we will affect a liquidity event. If we do not successfully implement a liquidity transaction, a stockholder may have to hold his or her investment for an indefinite period.

In the future, our board of directors may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) the sale of all or substantially all of our assets; (2) the sale or a merger in a transaction that would provide our stockholders with cash and/or securities of a publicly traded company, which may be an affiliate; or (3) the listing of our common stock on a national securities exchange. Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders until after the date the Offering closes. We expect that our board of directors will evaluate liquidity alternatives within three to seven years after we terminate this primary offering, subject to then prevailing market conditions. There can be no assurance that we will cause a liquidity event to occur. If we do not pursue a liquidity transaction shares may continue to be illiquid and a stockholder may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment.

A stockholder’s ability to have his or her shares repurchased is limited under our share repurchase program, and if a stockholder is unable to have his or her shares repurchased, it may be at a price that is less than the price the stockholder paid for the shares and the then-current market value of the shares.

Our share repurchase program, or SRP, contains significant restrictions and limitations. For example, stockholders must generally hold their shares for a minimum of two years before they can participate in our SRP. Further, we presently intend to limit the number of shares to be repurchased during any calendar quarter to not more than 5% of the weighted average of the number of shares of our common stock outstanding on December 31st of the prior calendar year. Repurchases will be funded solely from the net proceeds from the sale of shares under the DRIP in the prior calendar. Our board of directors may also limit the amounts available for repurchase at any time in its sole discretion. In addition, our board of directors may, in its sole discretion, amend, suspend, or terminate the SRP at any time upon 30 days prior notice. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination of our SRP.

As a result of these limitations, the repurchase price a stockholder may receive upon any such repurchase may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and a stockholder should not assume that he or she will be able to sell all or any portion of his or her shares back to us pursuant to our SRP or to third parties at a price that reflects the then current market value of the shares or at all.

Future interest rate increases in response to inflation may inhibit our ability to conduct our business and acquire or dispose of real property at attractive prices and a stockholder’s overall return may be reduced.

We will be exposed to inflation risk with respect to income from any leases on real property as these may constitute a source of our cash flows from operations. High inflation may in the future tighten credit and increase prices. Further, if interest rates rise, such as during an inflationary period, the cost of acquisition capital to purchasers may also rise, which could adversely impact our ability to dispose of our assets at attractive sales prices. Should we be required to acquire, hold or dispose of our assets during a period of inflation, our overall return may be reduced.

Disruptions in the financial markets and difficult economic conditions could adversely impact the real estate market, which could hinder our ability to implement our business strategy and generate returns to stockholders.

We intend to acquire a portfolio of real property investments. We may also acquire other companies with assets consisting of real property investments. Economic conditions greatly increase the risks of these investments. Revenues on the properties and other assets in which we have invested could decrease, making it more difficult for us to collect rents which would likely have a negative impact on the value of our investment.

Government intervention may limit our ability to continue to implement certain strategies or manage certain risks.

The pervasive and fundamental disruptions that the global financial markets have and may continue to undergo have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and the effect of such restrictions on us and our results of operations.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems.

We will face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology, or IT, networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.

Risks Related to Our Investments

We may acquire properties in parts of the United States and Canada where we do not have extensive experience.

We intend to explore acquisitions of properties throughout the United States and Canada. We may not possess familiarity with the dynamics and prevailing conditions of any geographic market we enter, which could adversely affect our ability to successfully expand into or operate within those markets. For example, markets may have different insurance practices, reimbursement rates and local real estate, zoning and development regulations than those with which we are familiar. We may find ourselves more dependent on third parties in new markets because our distance could hinder our ability to directly and efficiently identify suitable investments or manage properties in distant markets. We may not be successful in identifying suitable properties or other assets which meet our acquisition or development criteria or in consummating acquisitions or investments on satisfactory terms or at all for a number of reasons, including, among other things, unsatisfactory results of our due diligence investigations, failure to obtain financing on acceptable terms for the acquisition or development and our misjudgment of the value of the opportunities. We may also be unable to successfully integrate the operations of acquired properties, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all. If we are unsuccessful in expanding into new markets, it could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our revenues will be significantly influenced by demand for parking facilities generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

We have decided that the focus for our portfolio of investments and acquisitions will be parking facilities. Based on our current investment strategy to focus on parking facilities, including parking lots, parking garages and other parking structures, a decrease in the demand for parking facilities, or other developments adversely affecting such sectors of the property market, including emergency safety measures, natural disasters and acts of terrorism, would likely have a more pronounced effect on our financial performance than if we owned a more diversified real estate portfolio. Adverse developments affecting such sectors of the property market could have a material, adverse effect on the value of our properties as well as our revenues and our distributions to stockholders.

Any parking facilities we acquire or invest in will face intense competition, which may adversely affect rental and fee income.

We believe that competition in parking facility operations is intense. The relatively low cost of entry has led to a strongly competitive, fragmented market consisting of competitors ranging from single facility operators to large regional and national multi-facility operators, including several public companies. In addition, any parking facilities we acquire may compete with building owners that provide on-site paid parking. Many of the competitors have more experience than we do in owning and operating parking facilities. Moreover, some of our competitors will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for parking facilities, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our parking fee revenues.

If competitors build new facilities that compete with our facilities or offer space at rates below the rates we charge, our lessees may lose potential or existing customers and may be pressured to discount their rates to retain business and to reduce rents paid to us. As a result, our ability to make distributions to stockholders may be impaired. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make, which could reduce cash available for distribution to our stockholders.

Our leases expose us to certain risks.

We expect to net lease our parking facilities to lessees that will either offer parking services to the public or provide parking to their employees. We will rely upon the lessee to manage and conduct the daily operations of the facilities. In addition, under a net lease arrangement, the lessee is generally responsible for taxes and fees at a leased location. The loss or renewal on less favorable terms of a substantial number of leases, or a breach or other failure to perform by a lessee under a lease, could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the rental income associated with the leases (or an increase in anticipated expenses to the extent we are responsible for such expenses) also could have a material adverse effect on our business, financial condition and results of operations.

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and returns to our investors.

We will be subject to risks incident to the ownership of real estate related assets including: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of, or demand for, similar properties in an area; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws. Additionally, we are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. These conditions, or others we cannot predict, may adversely affect our results of operations, cash flow and returns to our investors.

The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect the value that we can realize from assets we own or acquire.

Our investments in real estate will be subject to the risks typically associated with real estate.

We invest directly in real estate. We will not know whether the values of properties that we own directly will remain at the levels existing on the dates of acquisition. If the values of properties we own drop, our risk will increase because of the lower value of the real estate. In this manner, real estate values could impact the value of our real estate investments. Therefore, our investments will be subject to the risks typically associated with real estate.

The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of remediation and liabilities associated with environmental conditions affecting properties; and

•	the potential for uninsured or underinsured property losses.

We have no established investment criteria limiting the geographic concentration of our investments in real estate. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

Our real estate investments may be concentrated in one or few geographic locations. As a result, properties may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business.

Competition with third parties in acquiring and operating our investments may reduce our profitability and the return on stockholder’s investment.

We have significant competition with respect to our acquisition of assets with many other companies, including other REITs, owners and managers of parking facilities, private investment funds, hedge funds, and other investors, many of which have greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, a stockholder may experience a lower return on his or her investment.

We will compete with numerous other persons or seeking to attract tenants to real property we acquire. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions.

Changes in supply of or demand for similar real properties in a particular area may increase the price of real properties we seek to purchase and decrease the price of real properties when we seek to sell them.

The real estate industry is subject to market forces. We are unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders.

Our operating expenses may increase in the future and, to the extent such increases cannot be passed on to tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor and insurance, are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to tenants of real property we own. To the extent such increases cannot be passed on to tenants, any such increase would cause our cash flow and our operating results to decrease.

Real property that incurs a vacancy could be difficult to sell or re-lease.

Real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of a lease. Additionally, the recent economic downturn in the United States may lead to increased defaults by tenants. Certain of the real properties we may acquire may have some level of vacancy at the time of closing. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

Real property will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Real property is subject to real and personal property taxes that may increase as tax rates change and as real property is assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases in property taxes, are charged to the lessees as an expense related to the real property that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect stockholder returns.

Our real properties may incur casualty losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance real property we may hold. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real property incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure stockholders that funding will be available to us for repair or reconstruction of damaged real property in the future.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including with entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	the possibility that our venture partner or co-tenant in an investment might become bankrupt or fail to fund their required capital contributions;

•	that the venture partner or co-tenant may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

•	that such venture partner or co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that we may incur liabilities as a result of an action taken by such venture partner;

•
that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;

•
the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

•	the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.

Under certain joint venture arrangements, neither party has the power to control the joint venture, potentially resulting in an impasse in decision-making, which might have a negative influence on the joint venture and decrease potential returns to stockholders. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Advisor, certain conflicts of interest will exist.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liabilities on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, tenant operations, the existing condition of land when we buy it, operations in the vicinity of our real property, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real property. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real property, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to stockholders.

Real property investments may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or cost for remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our real property investments could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others if property damage or personal injury occurs.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in real property may be subject to the Americans with Disabilities Act of 1990, as amended, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.

Real property is an illiquid investment, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Real property is an illiquid investment. We may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. Also, we may acquire real properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real property for a period of time.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure stockholders that we will have funds available to correct such defects or to make such improvements.

In acquiring a real property, we may agree to restrictions that prohibit the sale of that real property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real property. Our real properties may also be subject to resale restrictions. All these provisions would restrict our ability to sell a property, which could reduce the amount of cash available for distribution to our stockholders.

The bankruptcy or insolvency of a significant tenant may adversely impact our operations and our ability to pay dividends.

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on our income and our ability to pay dividends. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

Some of our assets will be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

Market values of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

We are subject to additional risks from our international investments.

We expect to purchase real estate investments located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•
existing or new laws relating to the foreign ownership of real property and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	our limited experience and expertise in foreign countries relative to its experience and expertise in the United States.

Investments in properties outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency that are not considered cash or cash equivalents may adversely affect our status as a REIT.

Inflation in foreign countries, along with government measures to curb inflation, may have an adverse effect on our investments.

Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on the certain international economies in the past and this could occur again in the future. The introduction of governmental policies to curb inflation can have an adverse effect on our business. High inflation in the countries in which we purchase real estate or make other investments could increase our expenses and we may not be able to pass these increased costs onto our tenants.

Lack of compliance with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay distributions to our stockholders and the value of a stockholder’s investment.

We intend to disclose funds from operations, or FFO, a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC; however, FFO is not equivalent to our net income or loss as determined under GAAP, and our computation of FFO may not be comparable to other REITs.

One of our objectives is to provide cash distributions to our stockholders from cash flow from our operations determined under U.S. GAAP. Cash flow from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP. One non-U.S. GAAP supplemental performance measure that we consider due to the certain unique operating characteristics of real estate companies is known as funds from operations, or FFO. The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In addition, NAREIT has clarified its computation of FFO, which includes adding back real estate impairment charges for all periods presented, however, under U.S. GAAP, impairment charges reduce net income. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent.

The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO does not represent cash flows from operations as defined by U.S. GAAP, it is not indicative of cash available to fund all cash flow needs nor is it indicative of liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. Management uses the calculation of FFO for several reasons. We use FFO to compare our operating performance to that of other REITs. Additionally, we compute FFO as part of our acquisition process to determine whether a proposed investment will satisfy our investment objectives.

The historical cost accounting rules used for real estate assets require, among other things, straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical cost accounting for depreciation may be less informative than FFO. We believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our operating performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs.

However, FFO should not be construed to be equivalent to or a substitute for the current U.S. GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the performance of real estate under U.S. GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-U.S. GAAP FFO measures and the adjustments to U.S. GAAP in calculating FFO. Furthermore, FFO is not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations calculated in accordance with U.S. GAAP, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders.

FFO should be reviewed in conjunction with other U.S. GAAP measurements as an indication of our performance. The exclusion of impairments limits the usefulness of FFO as a historical operating performance measure since an impairment indicates that the property’s operating performance may have been permanently affected. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.

Risks Related to Our Financing Strategy

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets with outside capital. We do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient capital on acceptable terms, our businesses and our ability to operate could be severely impacted.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of a stockholder’s investment.

Our charter does not limit us from incurring debt until our borrowings would exceed 300% of our net assets. Further, we can increase our borrowings in excess of 300% of our net assets, if a majority of our independent directors approve such increase and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of a stockholder’s investment.

We may use credit facilities to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.

We may use credit facilities to finance some of our investments. In a weakening economic environment, we would generally expect credit quality to decline, resulting in a higher likelihood that the lenders would require partial repayment from us, which could be substantial. Posting additional collateral to support our credit facilities could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, which could have a material adverse effect on our business and operations.

Instability in the debt markets may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

Interest we pay on our debt obligations will reduce cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage, or replace the Advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

Risks Related to Conflicts of Interest

The fees we and the Sponsor pay to affiliates in connection with the Offering and in connection with the acquisition and management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

The fees to be paid to the Advisor, our affiliated selling agent and other affiliates for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

Limited partners of our operating partnership may receive the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

Our executive officers and the Advisor’s key real estate, finance and securities professionals will face conflicts of interest caused by our compensation arrangements with the Advisor and its affiliates, which could result in actions that are not in the long-term best interests of our company.

Our executive officers and the Advisor’s key real estate, finance and securities professionals are also officers, directors, managers and/or key professionals of our Sponsor, our affiliated selling agent and other affiliated entities. The Advisor, our affiliated selling agent and other affiliated entities will receive substantial fees from us. These fees could influence the advice given to us by the key personnel of the Advisor and its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•
the continuation, renewal or enforcement of our agreements with the Advisor, our affiliated selling agent and other affiliated entities, including the advisory agreement and the selling agreements with our selling agents;

•	public offerings of equity by us, which would enable our affiliated selling agent to earn additional selling commissions and the Advisor to earn additional acquisition and asset management fees;

•
acquisitions of investments for us by affiliates, which entitle the Advisor to acquisition and asset management fees and, in the case of acquisitions of real property from other affiliated entities, might entitle affiliates of the Advisor to disposition fees in connection with services for the seller;

•	real property sales, since the asset management fees payable to the Advisor will decrease;

•	sales of real property, which entitle the Advisor to disposition fees; and

•	borrowings to acquire investments, which borrowings will increase the asset management fees payable to the Advisor.

The fees the Advisor receives in connection with transactions involving the acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. Additionally, the payment of certain fees may influence the Advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In evaluating investments and other management strategies, the opportunity to earn fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other affiliates could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay distributions to stockholders or result in a decline in the value of their investment.

Our affiliated selling agent, MVP American Securities, will face conflicts of interest in connection with its due diligence review and investigation of us and the prospectus and otherwise relating to the services provided on our behalf.

MVP American Securities is an affiliate of the Advisor and may receive fees for acting as our affiliated selling agent. Because MVP American Securities is an affiliate, its due diligence review and investigation of us and our public offering documents cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer. In addition, MVP American Securities may act as a selling agent in future programs, if any, that may be sponsored by affiliates of the Advisor. We may compete for investors with any such future programs and any overlap of such offerings with our offering could adversely affect our ability to raise all the capital we seek in our initial public offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

Our Sponsor will face conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce stockholders overall investment return.

Our Sponsor and other affiliated entities rely on many of the same real estate, finance and securities professionals as the Advisor. Our investment strategy is very similar to that of our Sponsor and its affiliated entities. When these real estate, finance and securities professionals direct an investment opportunity to any affiliated entity, they, in their sole discretion, will offer the opportunity to the entity for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each entity. The allocation of investment opportunities could result in us investing in assets that provide less attractive returns, reducing the level of distributions we may be able to pay to stockholders.

Further, our directors and officers, our Sponsor, the Advisor, Michael V. Shustek and any of their respective affiliates, employees and agents are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition or sale of real estate investments or that otherwise compete with us.

The Advisor’s real estate, finance and securities professionals acting on behalf of the Advisor will face competing demands relating to their time and this may cause our operations and a stockholder’s investment to suffer.

Our Sponsor and other affiliated entities rely on many of the same real estate, finance and securities professionals as the Advisor, including Mr. Shustek, for the day-to-day operation of our business. Mr. Shustek is also an executive officer of other affiliated entities, including serving as the Chief Executive Officer and President of MVP REIT. As a result of his interests in other affiliated entities and the fact that he engages in and will continue to engage in other business activities on behalf of himself and others, Mr. Shustek will face conflicts of interest in allocating his time among us, our Sponsor and other affiliated entities and other business activities in which he is involved. These conflicts of interest could result in declines in the returns on our investments and the value of a stockholder’s investment.

The Advisor may have conflicting fiduciary obligations if we enter into joint ventures or engage in other transactions with its affiliates. As a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We have made and may continue to make co-investments in real estate with affiliates of the Advisor through a joint venture. In these circumstances, the Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our executive officers and the Advisor’s key real estate, finance and securities professionals face conflicts of interest related to their positions and interests in our affiliates which could hinder our ability to implement our business strategy and to generate returns to stockholders.

Our executive officers and the Advisor’s key real estate, finance and securities professionals are also executive officers, directors, managers and key professionals of MVP American Securities and/or other affiliated entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. In addition, our Sponsor may grant equity interests in the Advisor to certain management personnel performing services for the Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

We may purchase real property from third parties who have existing or previous business relationships with affiliates of the Advisor, and, as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We may purchase real estate from third parties that have existing or previous business relationships with affiliates of the Advisor. The officers, directors or employees of the Advisor and its affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third parties.

A stockholder’s interest in us could be diluted and we could incur other significant costs associated with being self-managed if we internalize our management functions.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire the Advisor’s assets and the personnel that the Advisor utilizes to perform services on its behalf for us. The payment of such consideration could result in dilution of a stockholder’s interest and could reduce the income per share attributable to a stockholder’s investment. Additionally, although we would no longer bear the costs of the various fees and expenses we expect to pay to the Advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants. We may issue equity awards to officers, employees and consultants, which awards would decrease our net income and funds from operations and may further dilute a stockholder’s investment. We cannot reasonably estimate the amount of advisory fees we would save or the costs we would incur if we become self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to the Advisor, our income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to our stockholders and the value of our shares.

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of cash available for us to originate or acquire assets, and to pay distributions. If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, the Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become employees of the Advisor but may instead remain employees of the Sponsor or its affiliates. In addition, the advisory agreement provides that we will not solicit or hire the employees of the Advisor or any of its affiliates during the term of the respective agreement and for a one-year period thereafter. As a result, our board of directors, including a majority of our independent directors, may determine that it is appropriate for us to pay the Advisor consideration in order to cause it to relinquish these restrictive covenants and allow us to hire certain personnel who were performing services for us prior to the internalization.

An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments.

Risks Related to the Offering and Our Corporate Structure
Our rights and the rights of our stockholders to recover claims against directors, including our independent directors, and our officers are limited, which could reduce a stockholder’s and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that no director or officer will be liable to us or our stockholders for monetary damages and that we must generally indemnify directors and officers for losses unless, in the case of independent directors, they are grossly negligent or engage in willful misconduct or, in the case of non-independent directors or officers, they are negligent or engage in misconduct. As a result, a stockholder and we may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce a stockholder’s and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our directors (as well as by our officers, employees and agents) in some cases, which would decrease the cash otherwise available for distribution to stockholders.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Code, among other purposes, our charter generally prohibits a person from beneficially or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding common stock, unless exempted, prospectively or retroactively, by our board of directors. This limit can generally be waived and adjusted by our board of directors prospectively or retroactively. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the interest of the our stockholders (and even if such change in control would not reasonably jeopardize our REIT status). This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. In addition, these provisions may also decrease a stockholder’s ability to sell their shares of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of repurchase of any such classes or series of stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of our stockholders. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to our stockholders. However, the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel.

We are not and do not plan to be registered as an investment company under the Investment Company Act, and therefore we will not be subject to the requirements imposed and stockholder protections provided by the Investment Company Act; maintaining an exemption from registration may limit or otherwise affect our investment choices.

Neither we, our operating partnership, nor any of our subsidiaries are registered or intend to register as an investment company under the Investment Company Act. Our operating partnership’s and subsidiaries’ investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we engage, through our operating partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our public offering ends.

If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. We are organized as a holding company that conducts its businesses primarily through our operating partnership and its subsidiaries. We believe neither we nor our operating partnership nor the subsidiaries will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership nor the subsidiaries will engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’s wholly owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property.

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are (i) U.S. government securities and (ii) securities issued by majority-owned subsidiaries that are (a) not themselves investment companies and (b) not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act relating to private investment companies. We believe that we, our operating partnership and the subsidiaries of our operating partnership will each comply with the 40% test as we have invested in real property, rather than in securities, through our wholly and majority-owned subsidiaries. As our subsidiaries will be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1)(C) of the Investment Company Act. As we are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business of investing in real property through wholly-owned or majority-owned subsidiaries. We monitor our holdings to ensure continuing and ongoing compliance with the 40% test.

Even if the value of investment securities held by one of our subsidiaries were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets,” and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets.

For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC Guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. Although we intend to monitor our portfolio periodically and prior to each investment acquisition and disposition, there can be no assurance that we will be able to maintain this exclusion for each of these subsidiaries. It is not certain whether or to what extent the SEC or its staff in the future may modify its interpretive guidance to narrow the ability of issuers to rely on the exemption from registration provided by Section 3(c)(5)(C). Any such future guidance may affect our ability to rely on this exception.

Although we intend to monitor our portfolio periodically and prior to each investment acquisition and disposition, there can be no assurance that we, our operating partnership or our subsidiaries will be able to maintain this exemption from registration for the Company and each of its subsidiaries. If the SEC or its staff does not agree with our determinations, we may be required to adjust our activities or those of our subsidiaries.

In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within the definition of investment company under Section 3(a)(1)(C) of the Investment Company Act, we believe that we would still qualify for the exception from the definition of “investment company” provided by Section 3(c)(6). Although the SEC or its staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate assets owned by wholly owned or majority-owned subsidiaries of our operating partnership.

Qualification for this exemption will limit our ability to make certain investments. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such tests and/or exceptions, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

Further, if we, our operating partnership or our subsidiaries are required to register as investment companies under the Investment Company Act, our investment options may be limited by various limitations, such as those mentioned above, and we or our subsidiaries would be subjected to a complex regulatory scheme, the costs of compliance with which can be high.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1 billion, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold stockholder advisory votes on executive compensation. Certain of these exemptions are inapplicable to us because of our structure as an externally managed REIT, and we have not made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

In addition, the JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks a stockholder faces.

Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law, or MGCL, and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increase the uncertainty and risks a stockholder faces.

Stockholder’s interest in us will be diluted if we issue additional shares.

Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 100,000,000 shares of capital stock, of which 98,999,000 shares are classified as common stock, par value $0.0001 per share, 1,000,000 shares are classified as preferred stock, par value $0.0001 per share, and 1,000 shares are classified as convertible stock, par value $0.0001 per share. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval.

All of such shares may be issued in the discretion of our board of directors. Investors purchasing shares in the Offering likely will suffer dilution of their equity investment in us, in the event that we (1) sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to the Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under the Advisory Agreement, or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. Because of these and other reasons described in this “Risk Factors” section, stockholders should not expect to be able to own a significant percentage of our shares.

Payment of fees to the Advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of their investment in our shares.

The Advisor and its affiliates will perform services for us in connection with the selection, acquisition, and management of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of a stockholder’s investment and will reduce the amount of cash available for investment or distribution to stockholders. We may increase the compensation we pay to the Advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute a stockholder’s investment and the amount of cash available for investment or distribution to stockholders. We estimate that 100% of the gross proceeds from the primary offering will be available for investments. We intend to use a portion of this amount to pay fees and expenses to the Advisor in connection with the selection and acquisition of our real estate investments, which amounts cannot be determined at the present time. We may also maintain a working capital reserve. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets. Moreover, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in the Offering. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Our board of directors could opt into certain provisions of the MGCL relating to deterring or defending hostile takeovers in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder and thereafter may only be consummated if approved by two supermajority votes of our stockholders. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. These provisions may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the MGCL could provide similar anti-takeover protection.

Our charter includes a provision that may discourage a person from launching a mini-tender offer for our shares.

Our charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended, or the Exchange Act. A “mini-tender offer” is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with these requirements, no stockholder may transfer shares of our common stock to such offeror unless such stockholder shall have first offered such shares to us for purchase at the tender offer price. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with that offeror’s noncompliance. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent stockholders from receiving a premium price for their shares in such a transaction.

Federal Income Tax Risks

Failure to maintain our status as a REIT could adversely affect our operations and our ability to make distributions.

We intend to qualify as a real estate investment trust, or a REIT, for federal income tax purposes. Although we have received an opinion of counsel with respect to our qualification as a REIT, investors should be aware, among other things, that such opinion does not bind the Internal Revenue Service and was based on certain representations as to factual matters and covenants made by us. Both the validity of such opinion and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. Importantly, both the opinion and any other assessment regarding our qualification as a REIT depends wholly on projections regarding our future activities and our ability, within one year after our receipt thereof, to apply the proceeds of the Offering to qualifying assets for purposes of the REIT requirements.

If we were to fail to maintain our status as a REIT for any taxable year, or if our board determined to revoke our REIT election, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, absent IRS relief, distributions to stockholders would no longer be deductible in computing our taxable income, and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax.

Lastly, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

Our leases must be respected as such for U.S. federal income tax purposes in order for us to qualify as a REIT.

In order for us to qualify as a REIT, at least 75% of our gross income each year must consist of real estate-related income, including rents from real property. Income from operation of our parking facilities will not be treated as rents from real property. Accordingly, we will lease our parking facilities to lessees that will operate the facilities. If such leases were recharacterized as management contracts for U.S. federal income tax purposes or otherwise as an arrangement other than a lease, we could fail to qualify as a REIT.

To qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations or having to borrow funds.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute dividends to our stockholders equal to at least 90% of our real estate investment trust taxable income, determined without regard to the dividends-paid deduction and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties, and it is possible that we might be required to borrow funds or sell assets to fund these distributions. We may not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income and excise taxes.

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur, e.g., from (i) the effect of non-deductible capital expenditures, (ii) the creation of reserves, (iii) the recognition of original issue discount or (iv) required debt amortization payments. If we do not have other funds available in these situations, it might be necessary to arrange for short-term, or possibly long-term, borrowings, or to pay dividends in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholder’s investment. In the event in-kind distributions are made, a stockholder’s tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to a stockholder during such year. Distributions in kind shall not be permitted, except for distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for the dissolution of the corporation and the liquidation of its assets in accordance with the terms of the charter or distributions in which (a) the board advises each stockholder of the risks associated with direct ownership of the property, (b) the board offers each stockholder the election of receiving such in-kind distributions and (c) in-kind distributions are made only to those stockholders that accept such offer.

Stockholders may have current tax liability on distributions if they elect to reinvest in our shares.

Our stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the cash distributions used to purchase those shares of common stock. As a result, if a stockholder is not a tax-exempt entity, such stockholder may have to use funds from other sources to pay its tax liability on the value of the common stock received.

Dividends payable by REITs generally do not qualify for the reduced tax rates that apply to other corporate dividends.

The maximum U.S. federal income tax rate for dividends payable by corporations to domestic stockholders that are individuals, trusts or estates is generally 20%. Dividends from REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient, rather than the 20% preferential rate. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations, which could adversely affect the value of the stock of REITs, including our common stock.

In certain circumstances, we may be subject to federal, state and local taxes as a REIT, which would reduce our cash available for distribution to stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a “prohibited transaction,” generally sales of property held primarily for sale to customers in the ordinary course of business, will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns to claim refunds. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are

•
predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•
Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock;

•
Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.

We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Complying with the REIT requirements may impact our ability to maximize profits.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to forego attractive investments or liquidate otherwise attractive investments to comply with such tests. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate-related assets. The remainder of our investments (other than government securities and qualified real estate-related assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets (other than government securities and qualified real estate-related assets) can consist of the securities of any one issuer, no more than 25% (20% after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments to maintain REIT status. Such action may subject the REIT to the tax on prohibited transactions, discussed below.

Liquidation of assets may jeopardize our REIT status.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resulting gain if we sell assets that are treated as dealer property or inventory.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on a Stockholder’s investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, , including our operating partnership, other than our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real property and lease it back to the sellers of such property. We cannot assure stockholders that the Internal Revenue Service will not challenge any characterization of such a lease as a “true lease,” which would allow us to be treated as the owner of the property for federal income tax purposes. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of any taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Unless an exemption is granted prospectively or retroactively by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8%, in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of common stock following the completion of the Offering. Generally, this limit can be waived and adjusted by the board of directors. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, 10% or more of any of our tenants. Our board of directors may grant an exemption from the 9.8% ownership limit prospectively or retroactively in its sole discretion, subject to such conditions, representations and undertakings as required by our charter or as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Legislative or regulatory action could adversely affect us or our investors.

In recent years, numerous legislative and administrative changes have been made or proposed to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may take effect retroactively, and there can be no assurance that any such changes will not adversely affect how we are taxed or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares. We urge stockholders to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Non-U.S. investors may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a domestically controlled REIT.

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under the Foreign Investment in Real Property Tax Act of 1980, or “FIRPTA,” on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock. We are not currently traded on an established securities market, nor do we anticipate being traded on an established securities market in the foreseeable future.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stock ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Retirement Plan Risks

If a stockholder fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, a stockholder could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, or ERISA, (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock. If stockholders are investing the assets of such a plan (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, stockholders should satisfy their self that:

•	stockholder investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	stockholder investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan or account’s investment policy;

•
stockholder investment satisfies the prudence and diversification requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and/or the Internal Revenue Code;

•	stockholder investment will not impair the liquidity of the plan or IRA;

•	stockholder investment will not produce unrelated business taxable income, referred to as UBTI for the plan or IRA;

•	stockholders you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	stockholder investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually by publishing such value in reports filed with the SEC.

This estimated value may not reflect the proceeds a stockholder would receive upon our liquidation or upon the sale of his or her shares. Accordingly, we can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.                                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Not applicable

ITEM 3.                      LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes.  As of March 29, 2016, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. The Company does not expect shares to become listed in the near future, and they may not become listed at all. The board of directors does not anticipate evaluating a transaction providing liquidity for stockholders until after the date the Offering closes. The charter does not require the board of directors to pursue a liquidity event. Due to the uncertainties of market conditions in the future, the Company believes setting finite dates for possible, but uncertain, liquidity events may result in actions not necessarily in the best interests or within the expectations of our stockholders. We expect that our board of directors, in the exercise of its fiduciary duty to stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of stockholders. A liquidity event could include (1) the sale of all or substantially all assets either on a portfolio basis or individually followed by a liquidation, in which the net proceeds are distributed to stockholders, (2) a merger or another transaction approved by the board of directors in which stockholders will receive cash and/or shares of a publicly traded company or (3) a listing of shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available at all.

In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of the Company’s common shares or to participate in any future offering of common shares, the Company is required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to stockholders a per share estimated value of the Company’s common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, the Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of shares shall be deemed to be $25.00 per share as of December 31, 2015. The basis for this valuation is the net investment amount of our shares, which is based on the “amount available for investment” percentage shown in the estimated use of proceeds table in the prospectus for the Offering.

Stockholder Information

As of March 29, 2016, there were 278 holders of record of the Company’s common shares. The number of stockholders is based on the records of the Company’s transfer agent.

Distribution Policy

In order to qualify as a REIT, the Company is required to distribute 90% of annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

It is the Company’s intention that cash distributions will be paid from modified funds from operations; however, we may also pay distributions from sources other than cash flow from operations, including the sale of assets, borrowings or offering proceeds. The Company has no limits on the amounts we may pay from such sources. The Company may also pay dividends in shares of our common stock. If the Company continues to pay distributions from sources other than our cash flow from operations, the funds available for investments would be reduced and the stockholders share value may be diluted. The Company may be forced to cease paying distributions if cash flows and other resources are insufficient to sustain such payments. The Company expects that the board of directors will authorize and the Company will declare distributions based on a record date on the 24th of each month, and the Company expects to pay distributions on the 10th day of the following month (or the next business day if the 10th is not a business day), monthly in arrears.

If the Company does not have sufficient cash flow from operations to make required distributions, the Company may need to borrow funds, request that the Advisor, in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. At the end of each calendar quarter, the Company will provide notice to the stockholders identifying the source or sources of the distribution payments made in the quarter then ended. If the Company pays distributions from sources other than cash flow from operations, the Company will have less funds available for investments and the stockholder’s overall return will be reduced. If the aggregate amount of cash distributions in any given year exceeds the amount of our current and accumulated earnings and profits, a stockholder’s share of such excess amount (i) first will be a return on capital, reducing such stockholder’s tax basis in its stock, but not below zero, and (ii) thereafter, will result in gain from the sale or exchange of such stock to the extent such share of such excess amount exceeds such basis.

The Company did not pay any distributions to its stockholders during the year ended December 31, 2015.

Distribution Reinvestment Plan

Stockholders may reinvest distributions received from the Company in common shares by participating in our distribution reinvestment plan, or DRIP. The stockholder may also withdraw at any time, without penalty, by delivering written notice to the Company.

Participants will acquire DRIP shares at a fixed price of $25.00 per share until (i) all such shares registered in the Offering are issued, (ii) the Offering terminates and the Company elects to deregister any unsold shares under the DRIP, or (iii) our board decides to change the purchase price for DRIP shares or terminate the DRIP for any reason. Commencing on the Valuation Date, if the DRIP is ongoing, the Company will adjust the price of shares offered in the DRIP to equal the NAV per share. The Company will update the NAV per share at least annually following the Valuation Date and further adjust the per share price in our DRIP accordingly.

The Company may amend, suspend or terminate the DRIP for any reason, except that the Company may not amend the DRIP to eliminate a participant’s ability to withdraw from the DRIP, without first providing 10 days prior written notice to participants.

Share Repurchase Program

The Company will have a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company's capital or operations.

Prior to the time that the Company’s shares are listed on a national securities exchange, the repurchase price per share will depend on the length of time investors have held such shares as follows: no repurchases for the first two years unless shares are being repurchased in connection with a stockholder’s death or disability (as defined in the Code).  Repurchase requests made in connection with the death or disability of a stockholder will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once we have established an estimated NAV per share, 100% of such amount as determined by our board of directors, subject to any special distributions previously made to our stockholders. With respect to all other repurchases, prior to the date that we establish an estimated value per share of common stock, the purchase price will be 95.0% of the purchase price paid for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, and 97.0% of the purchase price paid if redeemed after the third anniversary.  After we establish an estimated NAV per share of common stock, the purchase price will be 95.0% of the NAV per share for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, 97.0% of the NAV per share if redeemed at any time between the third and fifth anniversaries, and 100.0% of the NAV per share if redeemed after the fifth anniversary. In the event that the Company does not have sufficient funds available to repurchase all of the shares for which repurchase requests have been submitted in any quarter, we will repurchase the shares on a pro rata basis on the repurchase date. The SRP will be terminated if our shares become listed for trading on a national securities exchange or if our board of directors determines that it is in the Company’s best interest to terminate the SRP.

The Company is not obligated to repurchase shares of common stock under the share repurchase program. The number of shares to be repurchased during the calendar quarter is limited to the lesser of: (i) 5% of the weighted average number of shares outstanding during the prior calendar year, and (ii) those repurchases that could be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested in connection with the death or qualifying disability of a stockholder..  Because of these limitations, the Company cannot guarantee that the Company will be able to accommodate all repurchase requests.

The Company will repurchase shares as of March 31, June 30, September 30, and December 31 of each year.  Each stockholder whose repurchase request is approved will receive the repurchase payment approximately 30 days following the end of the applicable quarter, effective as of the last day of such quarter.  The Company refers to the last day of such quarter as the repurchase date.  If funds available for the Company’s share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, repurchases due to the death of a stockholder, on the basis of the date of the request for repurchase; (ii) next, in the discretion of our board of directors, repurchases because of other involuntary exigent circumstances, such as bankruptcy; (iii) next, repurchases of shares held by stockholders subject to a mandatory distribution requirement under the stockholder’s IRA; and (iv) finally, all other repurchase requests based upon the postmark of receipt. If your repurchase request is not honored during a repurchase period, you will be required to resubmit the request to have it considered in a subsequent repurchase period.

The board of directors may, in its sole discretion, terminate, suspend or amend the share repurchase program upon 30 days’ written notice without stockholder approval if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the stockholders.  Among other things, we may amend the plan to repurchase shares at prices different from those described above for the purpose of ensuring our dividends are not “preferential” for incomes tax purposes.  Any notice of a termination, suspension or amendment of the share repurchase program will be made via a report on Form 8-K filed with the SEC at least 30 days prior to the effective date of such termination, suspension or amendment.  The board of directors may also limit the amounts available for repurchase at any time in its sole discretion.  Notwithstanding the foregoing, the share repurchase program will terminate if the shares of common stock are listed on a national securities exchange.  At December 31, 2015, no shares had been redeemed.

Use of Offering Proceeds

On October 22, 2015, the Company’s registration statement on Form S-11 registering a public offering (No. 333-205893) of up to $550,000,000 in shares of the Company’s common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and the Company commenced the initial public offering. The Company is offering up to 20,000,000 shares of its common stock to the public in the primary offering at $25.00 per share and up to 2,000,000 shares of its common stock pursuant to the distribution reinvestment plan at $25.00 per share. The Company’s affiliated selling agent is MVP American Securities, LLC (“MVP AS”), and the Company will engage additional broker-dealers to assist with the sale of the Company’s common stock in the Offering. The Company entered into selling agreements with MVP AS and other non-affiliated selling agents to distribute shares of our common stock to its clients.

As of December 31, 2015, the Company had issued 94,749 shares of common stock in its initial public offering for total offering proceeds of approximately $2.4 million. As of December 31, 2015, the Company had not used any of its offering proceeds to acquire any properties.

From inception through December 31, 2015, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million paid to unrelated parties by the Sponsor.  From the commencement of our offering through December 31, 2015, the net cash proceeds to us from our offering, after deducting the total expenses incurred described above, were $1.3 million.  The ratio of the costs of raising capital to the capital raised is approximately 85%.

Recent Sales of Unregistered Securities

On May 26, 2015, the Company issued 8,000 shares of common stock at $25.00 per share to MVP Capital Partners II, LLC, the Sponsor, in exchange for $200,000 in cash.  The Company relied on Section 4(a)(2) of the Securities Act for the exemption from the registration requirements of the Securities Act of 1933, as amended.

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial data as of and for the period from May 4, 2015 (date of inception) through December 31, 2015 should be read in conjunction with the accompanying financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data has been derived from our audited consolidated financial statements.

BALANCE SHEET DATA:	December 31, 2015
Total assets	$2,448,000
Total liabilities	$144,000
Total equity	$2,304,000

STATEMENT OF OPERATIONS DATA:	The period from May 4, 2015 (date of inception) through December 31, 2015
Total revenues	$--
Total expenses	$(126,000)
Net loss	$(126,000)
STATEMENT OF CASH FLOWS DATA:
Net cash used in operating activities	$(207,000)
Net cash used in investing activities	$--
Net cash provided by financing activities	$2,475,000

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

MVP REIT II, Inc. (the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016. The Company is offering for sale a maximum of $500 million in common stock, $0.0001 par value per share, for $25.00 per share on a “best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Offering also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stock holders may elect to have their distributions reinvested in additional shares of common stock at $25.00 per share.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. No more than 10% of the proceeds of this offering will be used for investment in Canadian properties.  To a lesser extent, the Company may also invest in properties other than parking facilities. MVP Realty Advisor, LLC (the “Advisor”), is the Company’s affiliated advisor.

We utilize an UPREIT structure to enable us to acquire real property in exchange for limited partnership interests in our operating partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to us in exchange for shares of our common stock or cash.

As part of our initial capitalization, we sold 8,000 shares of common stock for $200,000 to MVP Capital Partners II, LLC (“MVP CP II” or the “Sponsor”), an entity owned sixty percent (60%) by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II”), and the remaining forty percent (40%) is owned by Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC Market-listed company (“VRM I”), both which are managed by Vestin Mortgage, LLC.  The Company also sold 5,000 shares of common stock directly to VRM II.

Pursuant to the terms of the Offering, the Company needed to receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations. Although, as of December 31, 2015, the Company has fulfilled its minimum offering of $2.0 million in subscriptions and raised approximately $2.4 million, the Company has not purchased any properties or earned any income.

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis.

On January 2, 2016, the Company has entered into a joint venture with MVP REIT, Inc., (“MVP REIT”) to purchase the membership interests of an entity that owns two parking lots located in Minneapolis for a purchase price of approximately $15.5 million plus closing costs.  The purchase shall be accomplished through a limited liability company owned jointly by the Company and MVP REIT (collectively, “Minneapolis Venture”). The Company’s share of the purchase price is approximately $2,000,000 plus closing costs and the Company will own a 12.91% interest in the limited liability company.  The first parking lot is located at 1022 Hennepin Avenue (the “Hennepin lot”). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the “10th Street lot”). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.

Both the Hennepin lot and 10th Street lot will be leased by SP Plus, a Delaware parking operator, under a net lease agreement where Minneapolis Venture will be responsible for property taxes and SP Plus will pay for all insurance and maintenance costs. SP Plus will pay a cumulative annual rent of $800,000 which will not be reduced when the 10th Street lot closes. In addition, the lease provides revenue participation with Minneapolis Venture receiving 70% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80% of annual gross receipts in excess of $1,300,000. The term of the lease will be for 5 years.

On February 12, 2016, the Company along with MVP REIT through MVP Denver 1935 Sherman, LLC, ("MVP Denver"), a Nevada limited liability company, an entity owned 24.49% by the Company and 75.51% by MVP REIT, closed on the purchase of a parking lot for approximately $2.4 million in cash of which the Company’s share was $0.6 million.  The parking lot is located at 1935 Sherman Avenue, Denver, Colorado (the “parking lot”).  The parking lot consists of approximately 18,765 square feet and has approximately 72 parking spaces.  The parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP Denver will be responsible for property taxes and SP Plus will pay for all insurance and maintenance costs.  SP Plus Corporation will pay annual rent of $120,000.  In addition, the lease provides revenue participation with MVP Denver receiving 70% of gross receipts over $160,000. The term of the lease will be for 10 years.

The Company may compete against MVP REIT, VRM I and VRM II for the acquisition of investments. The Company believes this potential conflict is mitigated, in part, by the Company’s focus on parking facilities as its core investments, while the investment strategy of VRM I and VRM II focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate.

Review of our Policies

The Company’s board of directors, including the independent directors, have reviewed the policies described in this Annual Report and determined that they are in the best interest of the Company’s stockholders because: (1) they increase the likelihood that the Company will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in its portfolio; (2) the Company’s executive officers, directors and affiliates of the advisor have expertise with the type of real estate investments the Company seeks; and (3) borrowings should enable the Company to purchase assets and earn rental income more quickly, thereby increasing the likelihood of generating income for the Company’s stockholders and preserving stockholder capital.

Results of Operations

Operating expenses
General and administrative	$119,000
Organizational costs	6,000
Total operating expenses	125,000

Other expense
Interest expense	1,000
Total other expense	1,000

Net loss	$(126,000)

Our results of operations for the period from May 4, 2015 (date of inception) through December 31, 2015 are not indicative of those expected in future periods as the Company commenced operations by fulfilling its minimum offering of $2.0 million in subscriptions on December 30, 2015.

General and administrative expenses.  General and administrative expenses were $119,000 for the period from May 4, 2015 (date of inception) through December 31, 2015. A portion of these general and administrative expenses were paid through the Sponsor and recorded as a contribution from the Sponsor.

Organizational costs.  Organizational costs were $6,000 for the period from May 4, 2015 (date of inception) through December 31, 2015.

Interest expense.  Interest expense was $1,000 for the period from May 4, 2015 (date of inception) through December 31, 2015, which was due to the financing of our Directors and Officers liability Insurance. The Company expects that in future periods the interest expense will vary based on the amount of borrowings, which will depend on the cost of borrowings, the amount of proceeds raises in the Offering and the Company’s ability to identify and acquire investments that meet its investment strategy.

Funds from Operations and Modified Funds from Operations

The Advisor believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, the Company believes that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases.

In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as funds from operations (“FFO”). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, the Company believes that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than the Company does, making comparisons less meaningful.

The Investment Program Association (“IPA”) issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisition fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Management is responsible for managing interest rate, hedge and foreign exchange risk. To achieve our objectives, the Company may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, if any, the Company may enter into interest rate cap agreements and in order to mitigate our risk to foreign currency exposure, if any, the Company may enter into foreign currency hedges. The Company views fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Additionally, the Company believes it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations, assessments regarding general market conditions, and the specific performance of properties owned, which can change over time.

No less frequently than annually, the Company evaluates events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, the Company assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) expected from the use of the assets and the eventual disposition. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges through operational net revenues or cash flows prior to any liquidity event.

The Company adopted the IPA MFFO Guideline as management believes that MFFO is a helpful indicator of our on-going portfolio performance and ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and MFFO, the Company presents information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and the Company believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•
Straight-line rent. Most of our leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these periodic minimum rent payment increases during the term of a lease are recorded to rental revenue on a straight-line basis in order to reconcile the difference between accrual and cash basis accounting. As straight-line rent is a GAAP non-cash adjustment and is included in historical earnings, it is added back to FFO to arrive at MFFO as a means of determining operating results of our portfolio.

•
Amortization of in-place lease valuation. As this item is a cash flow adjustment made to net income in calculating the cash flows provided by (used in) operating activities, it is added back to FFO to arrive at MFFO as a means of determining operating results of our portfolio.

•
Acquisition-related costs. The Company was organized primarily with the purpose of acquiring or investing in income-producing real property and loans secured by real estate in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, the Company incurs non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been and will continue to be funded with cash proceeds from the Offering or included as a component of the amount borrowed to acquire such real estate. If the Company acquires a property after all offering proceeds from the Offering have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to the Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after the Company ceases to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

For all of these reasons, the Company believes the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if the Company does not continue to operate under our current business plan as noted above. MFFO is useful in assisting management and investors in assessing our on-going ability to generate cash flow from operations and continue as a going concern in future operating periods, and in particular, after the Offering and acquisition stages are complete and net asset value (“NAV”) is disclosed. However, MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as more prominent a measure of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.

Neither the SEC, NAREIT, nor any other organization body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP performance measure. In the future, the SEC or NAREIT may decide to standardize the allowable exclusions across the REIT industry, and the Company may have to adjust the calculation and characterization of this non-GAAP measure.

There is no FFO or MFFO at December 31, 2015.

Capital and Liquidity Resources

The Company commenced operations on December 30, 2015.

Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, the Company intends to generally fund its operating expenses from its cash flow from operations. The cash required for acquisitions and investments in real estate will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, dispositions of properties in our portfolio and through third party financing and the assumption of debt on acquired properties.

Net cash used in operating activities for the period from May 4, 2015 (date of inception) through December 31, 2015 was $207,000.  Operating cash flows were used for the payment of normal operating expenses.  Net cash provided by financing activities consisted of proceeds from issuance of common stock of approximately $2.4 million and proceeds from a promissory note of approximately $0.1 million.  Net cash used in financing activities consisted of payments on payments on notes payable of approximately $45,000. Our Sponsor has paid approximately $1.1 million in our organizational and offering cost on our behalf, which have been accounted for as contributions. During the year ended December 31, 2015, the Company did not acquire any assets or earn any income from operations.

The Company will experience a relative decrease in liquidity as offering proceeds are used to acquire and operate assets and may experience a temporary, relative increase in liquidity if and when investments are sold, to the extent such sales generate proceeds that are available for additional investments. The Advisor may, but is not required to, establish working capital reserves from offering proceeds of cash flow generated by our investments or out of proceeds from the sale of investments. The Company does not anticipate establishing a general working capital reserve during the initial stages of the Offering; however, the Company may establish capital reserves with respect to particular investments. The Company also may, but is not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to the limitations previously described in our prospectus, the Company may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

Management Compensation Summary

As of December 31, 2015, no compensation or fees have been incurred by us and paid or payable to the Advisor and its affiliates in connection with our organization, our initial public offering and our operations.

Distributions / Stock Dividends

The Company intends to make regular cash distributions to its stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, the Company must make distributions equal to at least 90% of its “REIT taxable income” each year.

As of December 31, 2015, no distributions have been paid by the Company.

The Company may not generate sufficient cash flow from operations to fully fund distributions. All or a portion of the distributions may be paid from other sources, such as cash flows from financing activities, borrowings, cash advances from the Advisor, or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, rather than a return on capital.  If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.  The level of distributions will be determined by the board of directors and depend on a number of factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the board of directors.

On September 22, 2015, the Company announced that its board of directors has approved a plan for payment of initial monthly cash distributions of $0.0625 per share and monthly stock dividends of $0.0625 per share, based on a purchase price of $25.00 per common share, commencing after the Company breaks escrow upon receiving subscriptions for the minimum offering amount of $2 million. The initial cash distributions are expected to be paid from offering proceeds rather than funds from operations and therefore may represent a return of capital.  There can be no assurance that distributions and dividends will continue to be paid at this rate. The Company’s board of directors may at any time change the distribution and dividend rate or suspend payment of distributions and dividends if it determines that such action is in the best interest of the Company and its stockholders. Approved monthly distributions and dividends are expected to be paid by the 10th day of each month to stockholders of record as of the 24th day of the preceding month.

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset management services and reimbursement of operating and offering related costs. See Note D — Related Party Transactions and Arrangements in Part II Item 8 to the financial statements included in this Annual Report for a discussion of the various related party transactions, agreements and fees.

Inflation

The Company expects to include provisions in its tenant leases designed to protect the Company from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market.

Income Taxes

The Company has been organized and conducts its operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company expects to qualify as a REIT commencing with the taxable year ending December 31, 2016. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income (“Taxable Income”) which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  The Company’s Taxable Income may substantially exceed or be less than the net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

REIT Compliance

The Company intends to qualify as a REIT for federal income tax purposes, therefore generally will not be subject to federal income tax on income that the Company distributes to the stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which we initially elect to be taxed as a REIT, the Company will be subject to federal income tax on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company’s net income.

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of our REIT taxable income to our stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact our REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on the taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2015.

Critical Accounting Policies

The Company’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Real Estate Investments

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

The Company is required to make subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments have a direct impact on our net income because if the Company was to shorten the expected useful lives of the investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.

Purchase Price Allocation

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, the Company will utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company will also consider information obtained about each property as a result of the pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Deferred Costs

Deferred costs may consist of deferred financing costs, deferred offering costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of our common stock. As of December 31, 2015, such costs totaled approximately $1.1 million. As we achieved the minimum offering amount of $2,000,000 in offering proceeds on December 30, 2015, these costs were charged against the gross proceeds of the Offering as of December 31, 2015.

Contractual Obligations

As of December 31, 2015, the Company did not have contractual obligations.

Subsequent Events

Status of Offering

The Company commenced its initial public offering of its common stock on October 22, 2015.  As of March 29, 2016, the Company had accepted investors’ subscriptions for, and issued, 427,942 shares of common stock.  The Company received net cash proceeds of approximately $10.7 million.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate secured loans could adversely affect the Company’s ability to dispose of real estate in the future. The Company will seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. The Company may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by the Company’s assets. Also, the Company will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe the Company, which creates credit risk for us. If the fair value of a derivative contract is negative, the Company will owe the counterparty and, therefore, do not have credit risk. The Company will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our Advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. The Company’s board of directors has not yet established policies and procedures regarding the use of derivative financial instruments for hedging or other purposes.

ITEM 8.                      FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MVP REIT II, Inc.

We have audited the accompanying balance sheet of MVP REIT II, Inc. (the “Company”) as of December 31, 2015, and the related statements of operations, stockholders’ equity and cash flows for the period from May 4, 2015 (date of inception) through December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MVP REIT II, Inc. December 31, 2015, and the results of its operations and its cash flows for the period from May 4, 2015 (date of inception) through December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RBSM LLP

New York, New York
March 29, 2016

MVP REIT II, Inc.

(A Maryland Corporation)

BALANCE SHEET
DECEMBER 31, 2015

ASSETS

Cash	$2,268,000
Prepaid expenses	180,000
Total assets	$2,448,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$6,000
Due to related parties	32,000
Note payable	106,000
Total liabilities	$144,000

Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--
Non-voting, non-participating convertible stock, $0.0001 par value, no shares issued and outstanding	_
Common stock, $0.0001 par value, 98,999,000 shares authorized, 94,749 shares issued and outstanding	--
Additional paid-in capital	2,430,000
Accumulated deficit	(126,000)
Total stockholders’ equity	2,304,000
Total liabilities and stockholders’ equity	$2,448,000

The accompanying notes are an integral part of these financial statements.

MVP REIT II, Inc.

(A Maryland Corporation)

STATEMENT OF OPERATIONS
For the period from May 4, 2015 (DATE OF INCEPTION)
through December 31, 2015

Revenue	$--

Operating expenses
General and administrative	119,000
Organizational costs	6,000
Total operating expenses	125,000

Other expense
Interest expense	1,000
Total other expense	1,000

Net loss	$(126,000)
Net loss per share, basic and diluted	$(15.01)
Weighted average common shares outstanding, basic and diluted	8,396

The accompanying notes are an integral part of these financial statements.

MVP REIT II, Inc.

(A Maryland Corporation)
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, May 4, 2015 (date of inception)	--	$--	$--	$--	$--

Issuance of common stock – purchase	94,749	--	2,369,000	--	2,369,000

Deferred offering costs	--	--	(1,086,000)	--	(1,086,000)

Contribution from the Sponsor (unreimbursed expenditures)	--	--	1,147,000	--	1,147,000

Net loss	--	--	--	(126,000)	(126,000)
Balance, December 31, 2015	94,749	$--	$2,430,000	$(126,000)	$2,304,000

The accompanying notes are an integral part of these financial statements.

MVP REIT II, Inc.

(A Maryland Corporation)

STATEMENT OF CASH FLOWS
For the period from May 4, 2015 (DATE OF INCEPTION)
through December 31, 2015

Cash flows from operating activities:
Net loss	$(126,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution from Sponsor for unreimbursed organizational expenses	61,000
Changes in operating assets and liabilities
Due to related parties	32,000
Accounts payable	6,000
Prepaid expenses	(180,000)
Net cash used in operating activities	(207,000)

Cash flows from financing activities:
Proceeds from note payable	151,000
Payments on note payable	(45,000)
Proceeds from issuance of common stock	2,169,000
Proceeds from issuance of common stock – Sponsor	200,000
Net cash provided by financing activities	2,475,000
Net change in cash	2,268,000
Cash, beginning of period	--
Cash, end of period	$2,268,000
Supplemental schedule of non-cash financing activities:
Contribtion from Sponsor for unreimbursed expenditures	$1,147,000

The accompanying notes are an integral part of these financial statements.

MVP REIT II, Inc.
(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS
December 31, 2015

Note A — Organization and Proposed Business Operations

MVP REIT II, Inc. (the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016. The Company is offering for sale a maximum of $500 million in common stock, $0.0001 par value per share, for $25.00 per share on a “best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Offering also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stock holders may elect to have their distributions reinvested in additional shares of common stock at $25.00 per share.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. No more than 10% of the proceeds of this offering will be used for investment in Canadian properties.  To a lesser extent, the Company may also invest in properties other than parking facilities. MVP Realty Advisor, LLC (the “Advisor”), is the Company’s affiliated advisor.

We utilize an Umbrella Partnership Real Estate Investment Trust ("UPREIT") structure to enable us to acquire real property in exchange for limited partnership interests in our operating partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to us in exchange for shares of our common stock or cash.

As part of our initial capitalization, we sold 8,000 shares of common stock for $200,000 to MVP Capital Partners II, LLC (“MVP CP II” or the “Sponsor”), an entity owned sixty percent (60%) by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II”), and the remaining forty percent (40%) is owned by Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC Market-listed company (“VRM I”), both which are managed by Vestin Mortgage, LLC which is 97% owned by Michael Shustek.  The Company also sold 5,000 shares of common stock to VRM II in the Offering.

Pursuant to the terms of the Offering, the Company needed to receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations. Although, as of December 31, 2015, the Company has fulfilled its minimum offering of $2.0 million in subscriptions and raised approximately $2.4 million, the Company has not purchased any properties or earned any income.

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis.

Capitalization

As of December 31, 2015, the Company had 94,749 shares of common stock issued and outstanding.  As of December 31, 2015 the Company has received net consideration of approximately $1.3 million for the issuance of its common stock in connection with the Offering, which does not include offering costs paid by the Sponsor of approximately $1.1 million.

Pursuant to the DRIP, stockholders may elect to reinvest distributions received from the Company in common shares by participating in our distribution reinvestment plan, or DRIP. The stockholder may enroll in the DRIP by checking the appropriate box on the subscription agreement. The stockholder may also withdraw at any time, without penalty, by delivering written notice to the Company.  Participants will acquire DRIP shares at a fixed price of $25.00 per share until (i) all such shares registered in the Offering are issued, (ii) the Offering terminates and the Company elects to deregister any unsold shares under the DRIP, or (iii) our board decides to change the purchase price for DRIP shares or terminate the DRIP for any reason. Commencing no later than May 29, 2018 (the “Valuation Date”), which is 150 days following the second anniversary of the date the satisfy the minimum offering requirement in the Offering, if the DRIP is ongoing, the Company will adjust the price of shares offered in the DRIP to equal the net asset value (“NAV”) per share. The Company will update the NAV per share at least annually following the Valuation Date and further adjust the per share price in our DRIP accordingly. The Company has registered $50,000,000 in shares for issuance under the DRIP.

The Company may amend, suspend or terminate the DRIP for any reason, except that the company may not amend the DRIP to eliminate a participant’s ability to withdraw from the DRIP, without first providing 10 days prior written notice to participants.

In addition, the Company has a Share Repurchase Program (“SRP”) that may provide stockholders who generally have held their shares for at least two years an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 95.0% of the purchase price paid for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, and 97.0% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated NAV per share of common stock, the purchase price will be 95.0% of the NAV per share for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, 97.0% of the NAV per share if redeemed at any time between the third and fifth anniversaries, and 100.0% of the NAV per share if redeemed after the fifth anniversary.

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 5.0% of the weighted average number of shares of common stock outstanding during the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided however, that the above volume limitations shall not apply to repurchases requested in connection with the death or qualifying disability of a stockholder.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Redemption requests other than those made in connection with the death or disability (as defined in the Code) of a stockholder will continue to be repurchased as of March 31, June 30, September 30 and December 31 of each year in accordance with the terms of the SRP.  As of December 31, 2015, no shares had been redeemed.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.

Real Estate Investments

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.

The Company is required to make subjective assessments as to the useful lives of the Company's properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company's investments in real estate. These assessments have a direct impact on the Company's net income because if the Company were to shorten the expected useful lives of the Company's investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Purchase Price Allocation

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant’s lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, the Company will utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company will also consider information obtained about each property as a result of the Company's pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Cash

Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit up to at least $250,000.  As of December 31, 2015 and as of the date of this report, the Company was federally-insured for the full balance.  Cash balance reported on the balance sheet includes a deposit in transit of approximately $2,169,000.

Deferred Costs

Deferred costs may consist of deferred financing costs, deferred offering costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. As of December 31, 2015, the Company has fulfilled its minimum offering of $2.0 million in subscriptions and all deferred offering costs paid by the Sponsor were charged against the gross proceeds of the Offering and reclassified to stockholders’ equity.

Deferred leasing costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.

Share Repurchase Program

The Company will have a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company's capital or operations.

Prior to the time that the Company’s shares are listed on a national securities exchange, the repurchase price per share will depend on the length of time investors have held such shares as follows: no repurchases for the first two years unless shares are being repurchased in connection with a stockholder’s death or disability (as defined in the Code).  Repurchase requests made in connection with the death or disability of a stockholder will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once we have established an estimated NAV per share, 100% of such amount as determined by our board of directors, subject to any special distributions previously made to our stockholders. With respect to all other repurchases, prior to the date that we establish an estimated value per share of common stock, the purchase price will be 95.0% of the purchase price paid for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, and 97.0% of the purchase price paid if redeemed after the third anniversary.  After we establish an estimated NAV per share of common stock, the purchase price will be 95.0% of the NAV per share for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, 97.0% of the NAV per share if redeemed at any time between the third and fifth anniversaries, and 100.0% of the NAV per share if redeemed after the fifth anniversary. In the event that the Company does not have sufficient funds available to repurchase all of the shares for which repurchase requests have been submitted in any quarter, we will repurchase the shares on a pro rata basis on the repurchase date. The SRP will be terminated if our shares become listed for trading on a national securities exchange or if our board of directors determines that it is in the Company’s best interest to terminate the SRP.

The Company is not obligated to repurchase shares of common stock under the share repurchase program. The number of shares to be repurchased during the calendar quarter is limited to the lesser of: (i) 5% of the weighted average number of shares outstanding during the prior calendar year, and (ii) those repurchases that could be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested in connection with the death or qualifying disability of a stockholder..  Because of these limitations, the Company cannot guarantee that the Company will be able to accommodate all repurchase requests.

The Company will repurchase shares as of March 31, June 30, September 30, and December 31 of each year.  Each stockholder whose repurchase request is approved will receive the repurchase payment approximately 30 days following the end of the applicable quarter, effective as of the last day of such quarter.  The Company refers to the last day of such quarter as the repurchase date.  If funds available for the Company’s share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, repurchases due to the death of a stockholder, on the basis of the date of the request for repurchase; (ii) next, in the discretion of our board of directors, repurchases because of other involuntary exigent circumstances, such as bankruptcy; (iii) next, repurchases of shares held by stockholders subject to a mandatory distribution requirement under the stockholder’s IRA; and (iv) finally, all other repurchase requests based upon the postmark of receipt. If your repurchase request is not honored during a repurchase period, you will be required to resubmit the request to have it considered in a subsequent repurchase period.

The board of directors may, in its sole discretion, terminate, suspend or amend the share repurchase program upon 30 days’ written notice without stockholder approval if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the stockholders.  Among other things, we may amend the plan to repurchase shares at prices different from those described above for the purpose of ensuring our dividends are not “preferential” for incomes tax purposes.  Any notice of a termination, suspension or amendment of the share repurchase program will be made via a report on Form 8-K filed with the SEC at least 30 days prior to the effective date of such termination, suspension or amendment.  The board of directors may also limit the amounts available for repurchase at any time in its sole discretion.  Notwithstanding the foregoing, the share repurchase program will terminate if the shares of common stock are listed on a national securities exchange.  At December 31, 2015, no shares had been redeemed.

Distribution Reinvestment Plan

Pursuant to the Distribution Reinvestment Plan (“DRIP”) stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. There have been no shares issued under the DRIP as of December 31, 2015.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Revenue Recognition

The Company's revenues, which will be derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company's leases will provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

The Company will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the Company's allowance for uncollectible accounts or record a direct write-off of the receivable in the Company's statements of operations.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  During the period from May 4, 2015 (date of inception) to December 31, 2015, the Company had no advertising costs.

Organization, Offering and Related Costs

Certain organization and offering costs will be incurred by the Advisor. The Company will not reimburse the Advisor for these out of pocket costs and future organization and offering costs it may incur. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others.

All direct offering costs incurred and or paid by us that are directly attributable to a proposed or actual offering, including sales commissions, if any, were charged against the gross proceeds of the Offering and recorded as an offset to additional paid-in-capital.  All indirect costs will be expensed as incurred.

Offering costs were reclassified from deferred costs to stockholders’ equity when the Company commenced its Offering, and included all expenses incurred by the Company in connection with its Offering as of such date.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2016. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

The Company will calculate basic income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

Reportable Segments

We are currently authorized to operate one reportable segment.  As of December 31, 2015, we had not purchased any properties.

Accounting and Auditing Standards Applicable to “Emerging Growth Companies”

The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as the Company remains an “emerging growth company,” which may be up to five fiscal years, the Company is not required to (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The Company intends to take advantage of such extended transition period. Since the Company will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, the Company’s financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If the Company were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Note C — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company did not own any properties as of December 31, 2015, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note D — Related Party Transactions and Arrangements

The transactions described in this Note were approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in such transaction as fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

Ownership of Company Stock

As of December 31, 2015, our Sponsor owned 8,000 shares and VRM II owned 5,000 shares of the Company’s outstanding common stock.

Ownership of the Advisor

VRM I and VRM II own 40% and 60%, respectively, of the Advisor. Neither VRM I nor VRM II paid any up-front consideration for the ownership interests, but each will be responsible for its proportionate share of future expenses of the Advisor. The operating agreement of the Advisor provides that once VRM I and VRM II have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once they have received an annualized return on their capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

Fees Paid in Connection with the Offering

Various affiliates of ours are involved in this offering and our operations including MVP American Securities, LLC, or (“MVP American Securities”), which is a broker-dealer and member of the Financial Industry Regulatory Authority, Inc., or FINRA.  MVP American Securities is owned by MS MVP Holdings, LLC which is owned and managed by Mr. Shustek. Additionally, our board of directors, including a majority of our independent directors, may engage an affiliate of the Advisor to perform certain property management services for us.

Our Sponsor or its affiliates will pay selling commissions of up to 6.5% of gross offering proceeds from the sale of shares in the primary offering without any right to seek reimbursement from the Company.

As of December 31, 2015, our Sponsor has paid approximately $1.1 million in our organizational and offering costs which have been recorded as a contribution.

Fees Paid in Connection With the Operations of the Company

The Advisor or its affiliates will receive an acquisition fee of 2.25% of the purchase price of any real estate provided, however, the Company will not pay any fees when acquiring loans from affiliates.  As of December 31, 2015, no acquisition fees have been earned by the Advisor.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment.  As of December 31, 2015, no acquisition expenses have been reimbursed to the Advisor.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 1.0% of the cost of all assets then held by the Company, or the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. The Company will determine our net asset value, or NAV, on a date not later than 150 days following the second anniversary of the date that we satisfy the minimum offering requirement, or the Valuation Date.  Following the Valuation Date, the asset management fee will be based on the value of our assets rather than their historical cost. As of December 31, 2015, no management fees have been earned by the Advisor.

The Company will reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which we make our first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is approved by a majority of our independent directors.  We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to our executive officers. In addition, we will not reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items.  As of December 31, 2015, no operating expenses have been incurred by the Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

For substantial assistance in connection with the sale of investments, as determined by the independent directors, we will pay the Advisor or its affiliate the lesser of (i) 3.0% of the contract sale price of each real estate-related secured loan or other real estate investment or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.0% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any asset.  As of December 31, 2015, no disposition fees have been earned by the Advisor.

After our stockholders have received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return, then our Advisor will be entitled to receive 15.0% of the remaining proceeds. We will pay this subordinated performance fee only upon one of the following events: (i) if our shares are listed on a national securities exchange; (ii) if our assets are sold or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which our investors receive cash or publicly-traded securities in exchange for their shares; or (iv) upon termination of our advisory agreement. As of December 31, 2015, no subordinated performance fees have been earned by our Advisor.

Note E — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition services, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. In addition, the Sponsor pays selling commissions in connection with the sale of the Company’s shares in the Offering.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note F — Stock-Based Compensation

Long-Term Incentive Plan

Our board of directors has adopted a long-term incentive plan which we will use to attract and retain qualified directors, officers, employees, and consultants. Our long-term incentive plan will offer these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. We currently anticipate that we will not issue awards under our long-term incentive plan, although we may do so in the future, including to our independent directors as a form of compensation.

The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of ours and our affiliates’ selected by the board of directors for participation in our long-term incentive plan. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10% of the outstanding shares of our common stock on the date of grant of any such stock options. Stock options may not have an exercise price that is less than the fair market value of a share of our common stock on the date of grant.

Our board of directors or a committee appointed by our board of directors will administer the long-term incentive plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the long-term incentive plan if the grant or vesting of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by our board of directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

We have authorized and reserved an aggregate maximum number of 500,000 shares for issuance under the long-term incentive plan. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

Our board of directors may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by our board of directors and stockholders, unless extended or earlier terminated by our board of directors. Our board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. Our board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the long-term incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. As of December 31, 2015, no grants have been made under the long-term incentive plan.

Note G – Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Note H — Income Tax

We are domiciled in the United States under Maryland law; therefore, the corporate entity is obligated to pay taxes in the United States on either income or capital gains. We are currently subject to corporate federal and state income taxes. For the period from May 4, 2015 (date of inception) through December 31, 2015, we had future taxable income deductions (deferred tax assets) related to initial year expenditures resulting from a net operating loss of approximately $126,000. We have provided a full valuation allowance against the full amount of the net operating loss carryforward due to the uncertainty of realizing the benefit and the intention to elect to be taxed as a REIT beginning the year ending December 31, 2016.

To qualify as a REIT, we must meet certain organizational and operational requirements including the requirement to distribute at least 90% of our annual REIT taxable income to our shareholders. As a REIT, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our shareholders and provided we satisfy the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our shareholders.

A REIT's dividend paid deduction for qualifying dividends to its shareholders is computed using its taxable income as opposed to net income reported on the consolidated financial statements. Taxable income, generally, will differ from net income reported on the consolidated financial statements because the determination of taxable income is based on tax regulations and not financial accounting principles.

The Company may elect to treat certain of its future subsidiaries as taxable REIT subsidiaries which we refer to as “TRS”. In general, a TRS may hold assets and engage in activities that the REIT cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.

The provisions for income tax expense (benefit) for the period from May 4, 2015 (date of inception) through December 31, 2015 consisted of the following:

2015
Current Taxes
Federal	$--
State	--
Total Current Taxes	--
Deferred Taxes	--
Federal	43,000
State	--
Total Deferred Taxes	43,000
Change in Valuation Allowance	(43,000)
Provision for income tax expense (benefit)	$--

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at years end:

December 31, 2015
Deferred Tax Assets:
Net operating loss carryforward	$43,000
Total Deferred Tax Assets	43,000
Valuation allowance	(43,000)
Deferred Tax Assets, net of valuation allowance	--
Non-current portion	--
Current portion	$--

The effective tax rate used for calculation of the deferred taxes as of December 31, 2015 was 34%.  The Company has established a valuation allowance against deferred tax assets of $43,000 due to the uncertainty regarding realization, comprised primarily of a reserve against the deferred tax assets attributable to the net operating loss carryforward timing differences.

As of December 31, 2015, we did not have any unrecognized tax benefits.  Additionally, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year.  We remain subject to tax examination for the period from inception to December 31, 2015.

Note I — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

Since January 1, 2016 through the date of this filing, the Company issued 333,193 additional shares and received approximately $8.3 million in additional proceeds from its initial public offering of its common stock form.

On January 2, 2016, the Company has entered into a joint venture with MVP REIT, Inc. (“MVP REIT”) to purchase the membership interests of an entity that owns two parking lots located in Minneapolis for a purchase price of approximately $15.5 million plus closing costs.  The purchase shall be accomplished through a limited liability company owned jointly by the Company and MVP REIT (collectively, “Minneapolis Venture”). The Company’s share of the purchase price is approximately $2,000,000 plus closing costs, and the Company owns a 12.91% interest in the Minneapolis Venture.  The first parking lot is located at 1022 Hennepin Avenue (the “Hennepin lot”). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the “10th Street lot”). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.

Both the Hennepin lot and 10th Street lot will be leased by SP Plus Corporation, a national parking operator, under a net lease agreement where Minneapolis Venture will be responsible for property taxes and SP Plus will pay for all insurance and maintenance costs. SP Plus will pay a cumulative annual rent of $800,000 which will not be reduced if and when the 10th Street lot closes. In addition, the lease provides revenue participation with Minneapolis Venture receiving 70% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80% of annual gross receipts in excess of $1,300,000. The term of the lease is for five years.

On February 12, 2016, the Company along with MVP REIT through MVP Denver 1935 Sherman, LLC ("MVP Denver"), a Nevada limited liability company owned 24.49% by the Company and 75.51% by MVP REIT, closed on the purchase of a parking lot for approximately $2.4 million in cash, of which the Company’s share was $0.6 million.  The parking lot is located at 1935 Sherman Avenue, Denver, Colorado (the “Denver Lot”).  The Denver Lot consists of approximately 18,765 square feet and has approximately 72 parking spaces.  The Denver Lot is leased by SP Plus Corporation under a net lease agreement where MVP Denver will be responsible for property taxes and SP Plus will pay for all insurance and maintenance costs.  SP Plus Corporation will pay annual rent of $120,000.  In addition, the lease provides revenue participation with MVP Denver receiving 70% of gross receipts over $160,000. The term of the lease is for 10 years.

In addition, MVP REIT, through a subsidiary entity, entered into a purchase agreement effective as of March 9, 2016 to purchase a parking lot for approximately $5.7 million in cash.  It is anticipated that the Company will joint venture with MVP REIT and that the Company will own an approximate 10% interest in the subsidiary entity. The parking lot is located in Cleveland, Ohio and consists of approximately 274 parking spaces.  It is anticipated that the lot will be leased to a national parking lot operator on terms to be negotiated.  The purchase is subject to satisfactory review and due diligence.  It is anticipated that the purchase will close on or around April 21, 2016, however, there can be no assurance when and if this acquisition will be completed.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management’s evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been or will be detected.  Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation.  Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.  Our management, including our CEO and CFO, does not expect that our controls and procedures will prevent all errors.

The certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will rely on the Advisor to manage the day-to-day activities and to implement the Company’s investment strategy, subject to the supervision of our board of directors. The Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to an advisory agreement. The Advisor is managed by Michael V. Shustek and Tracee Gress.

Directors and Executive Officers

The following table sets forth the names, ages as of March 29, 2016 and positions of the individuals who serve as our directors and executive officers as of March 29, 2016:

Name	Age	Title

Michael V. Shustek	57	Chief Executive Officer and Director
Tracee Gress	45	Chief Financial Officer
Allen Wolff(1)	43	Independent Director
David Chavez(1)	50	Independent Director
Erik Hart	45	Independent Director
John E. Dawson(1)	58	Independent Director

(1)           Member of the audit committee.

The following table sets forth the names, ages as of March 29, 2016 and positions of the individuals who serve as directors, executive officers and certain significant employees of MVP Realty Advisors (the Advisor) or our affiliates:

Name	Age	Title

Michael V. Shustek	57	Chief Executive Officer
Tracee Gress	45	Chief Financial Officer

Michael V. Shustek has been Chief Executive Officer, President, Secretary and the Chairman of the board of directors of the Company since its inception and serves as the Chief Executive Officer of our Advisor. He has also served as Chief Executive Officer and a director of MVP REIT, Inc. since its inception, Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a director and CEO of Vestin Realty Mortgage II, Inc. and Vestin Realty Mortgage I, Inc. since January 2006. In July 2012, Mr. Shustek became a principal of MVP American Securities.  During January 2013, Mr. Shustek became the sole owner of MVP American Securities. In February 2004, Mr. Shustek became the President of Vestin Group. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Originations, Inc.  In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990.  In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures.  In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors.

Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.”  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  As our founder and CEO, Mr. Shustek is highly knowledgeable with regard to our business operations.  In addition, his participation on our board of directors is essential to ensure efficient communication between the Board and management.

On February 27, 2001, the Division of Securities of the Ohio Department of Commerce (the “Division”) issued a temporary suspension order against Vestin Realty Mortgage I, Inc. (the successor to the entity then known as DM Mortgage Investors, LLC) and Mr. Shustek temporarily suspending the offer and sale of its securities in Ohio involving matters related to Vestin Realty Mortgage I, Inc. (the “Ohio Regulatory Action”).

The Ohio Regulatory Action required Vestin Realty Mortgage I, Inc. to correct certain statements made by Mr. Shustek in seminars conducted by Mr. Shustek in Ohio in February 2001 and explain that certain newspaper advertisements in Ohio placed by Vestin Mortgage were not intended to reflect the potential performance of Vestin Realty Mortgage I, Inc.  As a result of Vestin Realty Mortgage I, Inc. agreeing to take these and other certain actions, including making a rescission offer, on March 9, 2001, the Division issued an order revoking the temporary suspension order.

In 2006, the SEC conducted an investigation of certain matters related to Vestin Realty Mortgage I, Inc., Vestin Mortgage, LLC, Vestin Capital, Inc., Vestin Realty Mortgage II, Inc., and Vestin Fund III, LLC (“Fund III”). On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the SEC (SEC Rel. No. 33-8744) (the “Order”). Vestin Mortgage and its Chief Executive Officer, Mr. Shustek, and Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein.

In the Order, the SEC found that the Respondents violated Section 17(a)(2) and (a)(3) of the Securities Act of 1933, as amended, through the use of certain slide presentations in connection with the sale of units in Fund III and in VRM II’s predecessor, Vestin Fund II, LLC (“Fund II”). The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and the implementation of undertakings with respect to future sales of securities. In addition, Mr. Shustek agreed to a suspension from association with any broker or dealer for a period of six months, which expired in March 2007. Mr. Shustek has since become licensed as an associated person and principal of MVP American Securities, the selling agent of the Offering. In light of the Order, certain states required heightened supervisory arrangements for Mr. Shustek as a condition of such licensing.

We believe that Mr. Shustek should serve as a director in light of his company-specific operational, finance and market experience, leadership abilities, expertise in acquisition and ownership of commercial real estate, and REIT experience.

Tracee Gress  has been our Chief Financial Officer (CFO) since inception. In addition, Ms. Gress was appointed as the Chief Financial Officer of VRM I, VRM II and the equivalent of our Chief Financial Officer of Fund III.  Ms. Gress is currently an employee of MVP  Realty Advisors as of March 1, 2016.  Prior to that date, her services were furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions since January 2013.  Prior to January 2013, Ms. Gress was an accountant with L.L. Bradford & Company, LLC from August 2008 to January 2013.  Ms. Gress is a Certified Public Accountant and has audited various public and private companies.  Additionally, she has also acted as Chief Financial Officer for various private companies.  She received a Bachelor of Business Administration degree in Accounting from the University of Nevada, Las Vegas.

Independent Directors of MVP REIT II, Inc.

John E. Dawson is one of our independent directors. He has also been a director of MVP REIT, Inc. since its inception.  He was a director of Vestin Group from March 2000 to December 2005, was a director of Vestin Realty Mortgage II, Inc., from March 2007 until he resigned in November 2013 and was a director for Vestin Realty Mortgage I, Inc. from March 2007 until January 2008.  Since January of 2015 Mr. Dawson has been a Partner at the International law firm of Dickinson Wright PLLC.  Mr. Dawson was a partner of the Las Vegas law firm of Lionel Sawyer & Collins from 2005 until its closing in December of 2014.  Previous to that, from 1995 to 2005, Mr. Dawson was a partner at the law firm of Marquis & Aurbach.  Mr. Dawson received his Bachelor’s Degree from Weber State and his Juris Doctor from Brigham Young University.  Mr. Dawson received his Masters of Law (L.L.M.) in Taxation from the University of San Diego.  Mr. Dawson is a member of the Nevada Bar (active) and the Utah Bar (inactive).

We believe that Mr. Dawson should serve as a director in light of his legal experience and experience as a director of REIT focused on acquiring and owning parking facilities.

David Chavez is one of our independent directors. Since 2009, Mr. Chavez has served as Chief Executive Officer of Assured Strategies, LLC, a strategic consulting, coaching and advisory firm. From 1996 to 2007, Mr. Chavez served as Chief Executive Officer of the Chavez & Koch, a Professional Corporation, Certified Public Accountants (CPA’s), Ltd., certified public accounting firm, and from 1995 to 1996, he was a private business and financial consultant. Mr. Chavez received an Associates of Science in Mid-Management-Business Degree from City Colleges of Chicago-Europe, and a Bachelor of Science in Business Administration Degree, with a concentration in Accounting, from the University of Nevada, Las Vegas.

We believe that Mr. Chavez should serve as a director in light of his accounting and financial reporting expertise and his experience in the strategic consulting industry.

Erik A. Hart is one of our independent directors. Since May 2012, Mr. Hart has served as Managing Partner for Romandad Partners and the Romandad Trust. Previous to that, from 2001 to July 2013, Mr. Hart practiced law at The Law Offices of Erik A. Hart, and from 1998 to 2001, Mr. Hart was a lawyer for the Business Affairs and Business Development Department of the Spelling Entertainment Group, Inc., formerly Republic Entertainment, Inc. Mr. Hart received his Bachelor’s Degree from the University of the Pacific, and his Juris Doctor from McGeorge School of Law. Mr. Hart is a member of the California Bar (inactive).

We believe that Mr.  Hart should serve as a director in light of his finance experience, including experience analyzing and investing in REITs, as well as his corporate law experience.

Allen Wolff is one of our independent directors. Since December 2014, Mr. Wolff has served as Chief Financial Officer for NTN Buzztime, Inc. (NYSE MKT: NTN), a social entertainment and integrated marketing platform. Previous to that, from July 2013 to December 2014, Mr. Wolff served as Co-Founder and Financial Strategist for PlumDiggity, LLC, a financial and marketing strategy firm. From January 2011 to July 2013, Mr. Wolff served as Chief Financial Officer and director for 365 Retail Markets, LLC, a micro-market self-checkout POS technology firm, and from January 2006 to January 2011, Mr. Wolf served as Co-Founder and Chief Financial Officer of Paysimple, Inc., a provider of payment management solutions. From January 2003 to July 2009, Mr. Wolff served as President and Chief Financial Officer of The Conclave Group, LLC, a real estate industry publication serving 12,000 apartment communities nationwide. Mr. Wolff received his Bachelor’s Degree from the University of Michigan, and his Master of Business Administration Degree from the R.H. Smith School of Business at the University of Maryland.

We believe that Mr. Wolff should serve as a director in light of his public company accounting and financial reporting expertise, as well as his experience with real estate transactions.

Our directors and executive officers will serve until their successors are elected and qualify. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

CORPORATE GOVERNANCE

Board of Directors

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. The board of directors is responsible for directing the management of our business and affairs. The board of directors has retained the Advisor to manage our day-to-day affairs and to implement our investment strategy, subject to the board of directors’ direction, oversight and approval.

We have a total of five directors, four of whom are independent of us, the Advisor, our Sponsor and our respective affiliates as determined in accordance with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines. The NASAA REIT Guidelines require our charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with our Sponsor or the Advisor. A director is deemed to be associated with our Sponsor or the Advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our Sponsor, the Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by our Sponsor or advised by the Advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our Sponsor, the Advisor or any of their affiliates exceeds five percent of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our Sponsor, the Advisor or any of its affiliates. Our board has determined that each of Allen Wolff, David Chavez, Erik Hart and John Dawson qualifies as an independent director under the NASAA REIT Guidelines.

We refer to our directors who are not independent as our “affiliated directors.” Currently, our only affiliated director is Michael V. Shustek

Our charter provides that the number of directors shall be five which number may be increased or decreased as set forth in the bylaws. Our charter also provides that a majority of the directors must be independent directors and that at least one of the independent directors must have at least three years of relevant real estate experience.  The independent directors will nominate replacements for vacancies among the independent directors.

Our board of directors is elected by our common stockholders on an annual basis. Any director may resign at any time and may be removed with or without cause by the stockholders upon the affirmative vote of stockholders entitled to cast at least a majority of all the votes entitled to be cast generally in the election of directors. The notice of any special meeting called to remove a director will indicate that the purpose, or one of the purposes, of the meeting is to determine if the director will be removed.

At such time as we are subject to Subtitle 8 of the MGCL, we have elected to provide that a vacancy following the removal of a director or a vacancy created by an increase in the number of directors or the death, resignation, adjudicated incompetence or other incapacity of a director may be filled only by a vote of a majority of the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred and, in the case of an independent director, the director must also be nominated by the remaining independent directors.

Responsibilities of Directors

The responsibilities of the members of the board of directors include:

•	approving and overseeing our overall investment strategy, which will consist of elements such as investment selection criteria, diversification strategies and asset disposition strategies;
•	approving and overseeing our debt financing strategies;
•	approving joint ventures and other such relationships with third parties;
•	approving a potential liquidity transaction;
•	determining our distribution policy and authorizing distributions from time to time; and
•	approving amounts available for repurchases of shares of our common stock.

The directors are accountable to us and our stockholders as fiduciaries. This means that the directors must perform their duties in good faith and in a manner each director believes to be in our best interests. Further, our directors must act with such care as an ordinarily prudent person in a like position would use under similar circumstances, including exercising reasonable inquiry when taking actions. The directors are not required to devote all of their time to our business and are only required to devote such time to our affairs as their duties require. The directors meet quarterly or more frequently as necessary.

We will follow investment guidelines adopted by our board of directors and the investment and borrowing policies described in this report unless they are modified by our directors. Our board of directors may establish further written policies on investments and borrowings and shall monitor our administrative procedures, investment operations and performance to ensure that the policies are fulfilled and are in the best interests of our stockholders. Any change in our investment objectives as set forth in our charter must be approved by the stockholders.

In order to reduce or eliminate and address certain potential conflicts of interest, our charter requires that a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction approve any transaction with any of our directors, our Sponsor, the Advisor, or any of their affiliates. The independent directors will also be responsible for reviewing from time to time but at least annually (1) the performance of the Advisor and determining that the compensation to be paid to the Advisor is reasonable in relation to the nature and quality of services performed; (2) that our total fees and expenses are otherwise reasonable in light of our investment performance, our net assets, our net income, the fees and expenses of other comparable unaffiliated REITs and other factors deemed relevant by our independent directors; and (3) that the provisions of the advisory agreement are being carried out. Each such determination shall be reflected in the applicable board minutes.

Board Committees

Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board of directors meeting, provided that the majority of the members of each committee are independent directors.

Audit Committee

The audit committee will meet on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary function will be to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The audit committee is comprised of three directors, all of whom are independent directors and one of whom is deemed an audit committee financial expert. Our audit committee consists of John Dawson, David Chavez and Allen Wolff.  The Board also determined that Mr. Dawson meets the audit committee financial expert requirements. For the year ended December 31, 2015, the audit committee held no meetings.

Nominating and Corporate Governance Committee

We do not have a separate nominating and corporate governance committee. We believe that our board of directors is qualified to perform the functions typically delegated to a nominating and corporate governance committee and that the formation of a separate committee is not necessary at this time. Instead, our full board of directors performs functions similar to those which might otherwise normally be delegated to such a committee, including, among other things, developing a set of corporate governance principles, adopting a code of ethics, adopting objectives with respect to conflicts of interest, monitoring our compliance with corporate governance requirements of state and federal law, establishing criteria for prospective members of our board of directors, conducting candidate searches and interviews, overseeing and evaluating our board of directors and our management, evaluating from time to time the appropriate size and composition of our board of directors and recommending, as appropriate, increases, decreases and changes to the composition of our board of directors and formally proposing the slate of directors to be elected at each annual meeting of our stockholders.

Compensation Committee

Our board of directors believes that it is appropriate for our board of directors not to have a standing compensation committee based upon the fact that our executive officers and our affiliated directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay compensation directly to our executive officers or our affiliated directors. Our independent directors receive certain compensation from us, which is described in more detail under “Item 11. Executive Compensation.”

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. We will provide to any person without charge a copy of our Code of Ethics, including any amendments or waivers, upon written request delivered to our principal executive office at the address listed on the cover page of this annual report.

Board Meetings and Annual Stockholder Meeting

The board of directors held one meeting during the fiscal year ended December 31, 2015. Each director attended at least 75% of his board and committee meetings in 2015. Although we do not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting of Stockholders, we encourage all of our directors to attend.

Communication with Directors

We have established procedures for stockholders or other interested parties to communicate directly with our board of directors. Such parties can contact the board by mail at: John Dawson, Chairman of the MVP REIT II Audit Committee, c/o Corporate Secretary, 8880 W. Sunset Road, Suite 240, Las Vegas, Nevada  89148.

The chairman of the audit committee will receive all communications made by these means, and will distribute such communications to such member or members of our board of directors as he or she deems appropriate, depending on the facts and circumstances outlined in the communication received. For example, if any questions regarding accounting, internal controls and auditing matters are received, they will be forwarded by the chairman of the audit committee to the members of the audit committee for review.

ITEM 11.                      EXECUTIVE COMPENSATION

Executive Officers

We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. Each of our executive officers, including each executive officer who serves as a director, is employed by our Sponsor and also serves as an executive officer of the Advisor. Each of these individuals receives compensation from our Sponsor for his or her services, including services performed for us and for the Advisor. As executive officers of the Advisor, these individuals will manage our day-to-day affairs and carry out the directives of our board of directors in the review and selection of investment opportunities and will oversee and monitor our acquired investments to ensure they are consistent with our investment objectives. The duties that these executive officers will perform on our behalf will also serve to fulfill the corporate governance obligations of these persons as our appointed officers pursuant to our charter and bylaws. As such, these duties will involve the performance of corporate governance activities that require the attention of one of our corporate officers, including signing certifications required under the Sarbanes-Oxley Act of 2002, as amended, for filing with our periodic reports. Although we will reimburse the Advisor for certain expenses incurred in connection with providing these services to us, we do not intend to pay any compensation directly to our executive officers.

Independent Directors

We pay each of our independent directors an annual retainer of $30,000 (to be prorated for a partial term), plus the audit committee chairperson receives an additional $5,000 annual retainer (to be prorated for a partial term). Each independent director also will receive $1,000 for each meeting of the board of directors attended in-person or by telephone.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director. The following table sets forth information with respect to our independent director compensation during the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)($)	Total ($)
Allen Wolff	$7,000	--	$--	$--	$--	$--	$7,000
David Chavez	$7,000	--	$--	$--	$--	$--	$7,000
Erik Hart	$6,000	--	$--	$--	$--	$--	$6,000
John Dawson	$7,833	--	$--	$--	$--	$--	$7,833

(1) Amount represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.
Compensation Committee Interlocks and Insider Participation

Other than Michael V. Shustek, no member of our board of directors served as an officer, and no member of our board of directors served as an employee, of the Company or any of its subsidiaries during the year ended December 31, 2015. In addition, during the year ended December 31, 2015, none of our executive officers served as a member of a compensation committee (or other committee of our board of directors performing equivalent functions or, in the absence of any such committee, our entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

As of March 29, 2016, we have no individuals with beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.

As of March 29, 2016, no director, executive officers or directors hasve purshased common stock.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Conflicts of Interests

We are subject to various conflicts of interest arising out of our relationship with the Advisor and other affiliates, including (1) conflicts related to the compensation arrangements between the Advisor, certain affiliates and us, (2) conflicts with respect to the allocation of the time of the Advisor and its key personnel and (3) conflicts with respect to the allocation of investment opportunities. Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and will have a fiduciary obligation to act on behalf of the stockholders.

Please refer to Note D – Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.  Please also see “Risk Factors – Risks Related to Conflict of Interests.” in Part I, Item 1A Financial Statements of this Annual Report on Form 10-K

Certain Conflict Mitigation Measures

In order to reduce or mitigate certain potential conflicts of interests, we have adopted the procedures set forth below.

Advisor Compensation

The independent directors evaluate at least annually whether the compensation that we contract to pay to the Advisor and its affiliates is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by our charter. The independent directors supervise the performance of the Advisor and its affiliates and the compensation we pay to them to determine whether the provisions of the advisory agreement are being carried out. This evaluation is based on the following factors as well as any other factors they deem relevant:

•	the amount of the fees and any other compensation, including stock-based compensation, paid to the Advisor and its affiliates in relation to the size, composition and performance of the assets;
•	the success of the Advisor in generating appropriate investment opportunities;
•	the rates charged to other companies, including other REITs, by advisors performing similar services;
•	additional revenues realized by the Advisor and its affiliates through their relationship with us, including whether we pay them or they are paid by others with whom we do business;
•	the quality and extent of service and advice furnished by the Advisor and its affiliates;
•	the performance of our investment portfolio; and
•	the quality of our portfolio relative to the investments generated by the Advisor and its affiliates for their own account and for their other clients.

Term of Advisory Agreement

Each contract for the services of the Advisor may not exceed one year, although there is no limit on the number of times that we may retain a particular advisor. Our charter provides that a majority of the independent directors may terminate the advisory agreement with MVP Realty Advisors, LLC without cause or penalty on 60 days’ written notice. MVP Realty Advisors, LLC may terminate the advisory agreement with good reason on 60 days’ written notice.

Independent Directors

The NASAA REIT Guidelines require our charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with our Sponsor or the Advisor. A director is deemed to be associated with our Sponsor or the Advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our Sponsor, the Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by our Sponsor or advised by the Advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our Sponsor, the Advisor or any of their affiliates exceeds five percent of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our Sponsor, the Advisor or any of its affiliates.

A majority of our board of directors, including a majority of the independent directors, must determine the method used by the Advisor for the allocation of the acquisition of investments by two or more affiliated programs seeking to acquire similar types of assets is fair and reasonable to us. Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the full board of directors or the Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

•	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the advisory agreement and the property management agreement;
•	transactions with affiliates, including our directors and officers; and
•	pursuit of a potential liquidity event.

Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the board of directors and the independent directors.

Our Acquisitions

We will not purchase or lease assets in which our Sponsor, the Advisor, any of our directors or any of their affiliates has an interest without a determination by a majority of our directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to our Sponsor, the Advisor, the director or the affiliated seller or lessor, unless there is substantial justification for the excess amount and such excess is reasonable. In no event may we acquire any such asset at an amount in excess of its current appraised value.

The consideration we pay for real property will ordinarily be based on the fair market value of the property as determined by a majority of the members of the board of directors or the members of a duly authorized committee of the board. In cases in which a majority of our independent directors so determine, and in all cases in which real property is acquired from our Sponsor, the Advisor, any of our directors or any of their affiliates, the fair market value shall be determined by an independent expert selected by our independent directors not otherwise interested in the transaction.

Loans

We will not make any loans to our Sponsor, our Advisor or our directors or officers or any of their affiliates (other than mortgage loans complying with the limitations set forth in Section V.K.3 of the NASAA REIT Guidelines or loans to wholly owned subsidiaries). In addition, we will not borrow from these affiliates unless a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by our board of directors.

Other Transactions Involving Affiliates

A majority of our directors, including a majority of the independent directors not otherwise interested in the transaction, must conclude that all other transactions between us and our Sponsor, the Advisor, any of our directors or any of their affiliates are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. To the extent that we contemplate any transactions with affiliates, members of our board who serve on the board of the affiliated entity will be deemed “interested directors” and will not participate in approving or making other substantive decisions with respect to such related party transactions.

Limitation on Operating Expenses

After commencement of this offering, in compliance with the NASAA REIT Guidelines, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average of the aggregate monthly book value of our assets during a specified period invested, directly or indirectly in equity interests in and loans secured by real estate, before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) incentive fees paid in compliance with the NASAA REIT Guidelines; (vi) acquisition fees and expenses; (vii) real estate commissions on the sale of real property; and (viii) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

Notwithstanding the foregoing, to the extent that operating expenses payable or reimbursable by us exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient, our Advisor may be reimbursed in future periods for the full amount of the excess expenses or any portion thereof. Within 60 days after the end of any fiscal quarter for which our total operating expenses for the four consecutive fiscal quarters then ended exceed these limits, we will send our stockholders a written disclosure of such fact, together with an explanation of the factors our independent directors considered in determining that such excess expenses were justified. In addition, our independent directors will review the total fees and expense reimbursements for operating expenses paid to our Advisor to determine if they are reasonable in light of our performance, our net assets and income, and the fees and expenses of other comparable unaffiliated REITs.

Issuance of Options and Warrants to Certain Affiliates

Until our shares of common stock are listed on a national securities exchange, we will not issue options or warrants to purchase our common stock to our Advisor, our Sponsor, any of our directors or any of their affiliates, except on the same terms as such options or warrants, if any, are sold to the general public. We may issue options or warrants to persons other than our Advisor, our Sponsor, our directors and their affiliates prior to listing our common stock on a national securities exchange, but not at an exercise price less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of our board of directors has a market value less than the value of such option or warrant on the date of grant. Any options or warrants we issue to our Advisor, our Sponsor or any of their affiliates shall not exceed an amount equal to 10% of the outstanding shares of our common stock on the date of grant.

Reports to Stockholders

We will prepare an annual report and deliver it to our common stockholders within 120 days after the end of each fiscal year. Our directors are required to take reasonable steps to ensure that the annual report complies with our charter provisions. Among the matters that must be included in the annual report or included in a proxy statement delivered with the annual report are:

•	financial statements prepared in accordance with GAAP that are audited and reported on by independent certified public accountants;
•	the ratio of the costs of raising capital during the year to the capital raised;
•	the aggregate amount of advisory fees and the aggregate amount of other fees paid to our Advisor and any affiliates of our Advisor by us or third parties doing business with us during the year;
•	our total operating expenses for the year stated as a percentage of our average invested assets and as a percentage of our net income;
•	a report from the independent directors that our policies are in the best interests of our stockholders and the basis for such determination; and
•
a separately stated, full disclosure of all material terms, factors and circumstances surrounding any and all transactions involving us and our Advisor, a director or any affiliate thereof during the year, which disclosure has been examined and commented upon in the report by the independent directors with regard to the fairness of such transactions.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES; AUDIT COMMITTEE REPORT

Principal Accounting Fees and Services

During the period from May 4, 2015 (date of inception) through December 31, 2015 RBSM LLP (“RBSM”), our independent public accounting firm, billed the Company for their professional services rendered as follows:

For the period May 4, 2015 (date of inception) December 31, 2015
Audit Fees	$--
Audit Related Fees	$34,000
Tax Fees	$--
All Other Fees	$--

RBSM did not perform any non-audit services for us in the period May 4, 2015 (date of inception) December 31, 2015.

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for  assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, such as audit of our financial statements and review of our Form S-11 filings.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services.

Pre-Approval Policy

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services.  All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee.  The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation.  All services performed by our independent auditors under engagements entered into were approved by our Audit Committee, pursuant to our pre-approval policy, and none was approved pursuant to the de minimis exception to the rules and regulations of the Securities Exchange Act of 1934, Section 10A(i)(1)(B), on pre-approval.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this Report:

(a) 1.  Financial Statements

The list of the financial statements contained herein are contained in Part II, Item 8. Financial Statements on this Annual Report on Form 10-K, which is hereby incorporated by reference.

(a) 3.  Exhibits

Reference is made to the Exhibit Index appearing immediately after the signature page to this report for a list of exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	March 29, 2016

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	March 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	Chief Executive Officer and Director	March 29, 2016
Michael V. Shustek	(Principal Executive Officer)

/s/ Tracee Gress	Chief Financial Officer	March 29, 2016
Tracee Gress	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	March 29, 2016
John E. Dawson

/s/ Allen Wolff	Director	March 29, 2016
Allen Wolff

/s/ David Chavez	Director	March 29, 2016
David Chavez

/s/ Erik Hart	Director	March 29, 2016
Erik Hart

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.

EXHIBIT INDEX

3.1(1)	Articles of Amendment and Restatement of MVP REIT II, Inc.
3.2(2)	Bylaws of MVP REIT II, Inc.
4.1(3)	Form of Subscription Agreement
4.2(4)	Distribution Reinvestment Plan
4.3(5)	Amended and Restated Escrow Agreement, dated October 5, 2015, between MVP REIT II, Inc. and UMB Bank, N.A.
4.4(6)	Second Amended and Restated Escrow Agreement, dated November 30, 2015, by and among MVP REIT II, Inc., MVP American Securities, LLC, and UMB Bank, N.A.
10.1(5)	Amended and Restated Advisory Agreement, dated October 5, 2015, between MVP REIT II, Inc. and MVP Realty Advisors, LLC
10.2(6)	Amendment No. 1 to the Amended and Restated Advisory Agreement, dated November 30, 2015, between MVP REIT II, Inc., MVP REIT II Operating Partnership, LP, and MVP Realty Advisors, LLC
10.3(5)	Amended and Restated Selling Agreement, dated October 5, 2015, between MVP REIT II, Inc. and MVP American Securities, LLC
10.4(1)	Agreement of Limited Partnership of MVP REIT II Operating Partnership, LP
10.5(1)	MVP REIT II, Inc. Long-Term Incentive Plan
10.6(1)	MVP REIT II, Inc. Independent Directors Compensation Plan
10.7(1)	Form of Indemnification Agreement
21.1(2)	Subsidiaries of the Registrant.
23.1(*)	Consent of Independent Registered Public Accounting Firm
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed concurrently herewith.
(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015, and incorporated herein by reference.
(2)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015, and incorporated herein by reference.
(3)	Filed previously as Exhibit A to Supplement No. 1 to the Registrant’s prospectus filed December 3, 2015, and incorporated herein by reference.
(4)	Filed previously as Appendix D to the Registrant’s prospectus filed October 23, 2015, and incorporated herein by reference.
(5)	Filed previously with Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 on October 6, 2015, and incorporated herein by reference.
(6)	Filed previously on Form 8-K on December 3, 2015, and incorporated herein by reference.