Form 10-Q
period 2016-05-13
MVP REIT II, Inc.
filed 2016-05-16
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [   ] No [X]

As of May 16, 2016 the registrant had 727,993 shares of common stock outstanding.

MVP REIT II, Inc.

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31, 2016	December 31, 2015
Cash	$7,373,000	$2,268,000
Prepaid expenses	122,000	180,000
Investment in equity method investee	599,000	--
Investments in cost method investee	2,793,000	--
Total assets	$10,887,000	$2,448,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$38,000	$6,000
Due to related parties	69,000	32,000
Notes payable	61,000	106,000
Total liabilities	168,000	144,000
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 443,799 and 94,749 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	--	--
Additional paid-in capital	11,107,000	2,430,000
Accumulated deficit	(388,000)	(126,000)
Total stockholders’ equity	10,719,000	2,304,000
Total liabilities and stockholders’ equity	$10,887,000	$2,448,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MVP REIT II, Inc.
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2016
(Unaudited)
Revenue	$--

Operating expenses
General and administrative	151,000
Acquisition expenses, related party	109,000
Total operating expenses	260,000
Loss from operations	(260,000)
Other expense
Interest expense	(1,000)
Loss from investment in equity method investee	(1,000)
Total other expense	(2,000)
Net loss	$(262,000)
Net loss per share, basic and diluted	$(1.14)
Distributions declared per common share	$(0.10)
Weighted average common shares outstanding, basic and diluted	228,843

The accompanying notes are an integral part of these unaudited condensed financial statements.

MVP REIT II, Inc.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2016
(Unaudited)

	Common stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2015	94,749	$--	$2,430,000	$(126,000)	$2,304,000

Issuance of common stock – Purchase	347,532	--	8,687,000	--	8,687,000

Issuance of common stock – DRIP	544	--	14,000	--	14,000

Issuance of common stock – Dividend	974	--	--	--	--

Distributions	--	--	(24,000)	--	(24, 000)

Net Loss	--	--	--	(262,000)	(262,000)
Balance, March 31, 2016	443,799	$--	$11,107,000	$(388,000)	$10,719,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MVP REIT II, Inc.

CONDENSED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2016
(Unaudited)

Cash flows from operating activities:
Net loss	$(262,000)
Loss from investment in equity method investee	1,000
Changes in operating assets and liabilities
Due to related parties	37,000
Accounts payable	32,000
Prepaid expenses	58,000
Net cash used in operating activities	(134,000)

Cash flows from investing activities:
Investment in cost method investee	(2,793,000)
Investment in equity method investee	(600,000)
Net cash used in investing activities	(3,393,000)

Cash flows from financing activities:
Payments on note payable	(45,000)
Proceeds from share issuance	8,687,000
Distribution	(10,000)
Net cash provided by financing activities	8,632,000
Net change in cash	5,105,000
Cash, beginning of period	2,268,000
Cash, end of period	$7,373,000
Interest Paid	--
Supplemental schedule of non-cash financing activities:
Distributions - DRIP	14,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MVP REIT II, Inc.
(A Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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

The Company is the sole general partner of MVP REIT II Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company plans to own substantially all of its assets and conduct its operations through the Operating Partnership. The Company’s wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is operated in a manner that enables the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the Operating Partnership is not classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the Operating Partnership being taxed as a corporation.

We utilize an UPREIT structure to enable us to acquire real property in exchange for limited partnership interests in our Operating Partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to us in exchange for shares of our common stock or cash.

As part of our initial capitalization, we sold 8,000 shares of common stock for $200,000 to MVP Capital Partners II, LLC (the “Sponsor”), the sponsor of the Company. The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II”), and 40% by Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC Market-listed company (“VRM I”), both which are managed by Vestin Mortgage, LLC, a Nevada limited liability company in which Michael Shustek owns a significant majority.  The Company also sold 5,000 shares of common stock to VRM II in the Offering.

Pursuant to the terms of the Offering, the Company needed to receive proceeds of $2.0 million in connection with the sale of its common stock in order to break escrow and commence operations. As of December 31, 2015, the Company fulfilled its minimum offering of $2.0 million in subscriptions for its common stock.  As of March 31, 2016, the Company raised approximately $11.1 million before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $24,000.

From inception through March 31, 2016, the Company has paid approximately $24,000 and issued 974 dividend shares in distributions to the Company’s stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

The Company’s advisor is MVP Realty Advisors, LLC (the “Advisor”), a Nevada limited liability company, which is owned 60% by VRM II and 40% by VRM I.  The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement between the Company and the Advisor (the “Advisory Agreement”). The Company has no paid employees.

Capitalization

As of March 31, 2016, the Company had 443,799 shares of common stock issued and outstanding.  As of March 31, 2016, the Company has received consideration of approximately $11.1 million for the issuance of its common stock in connection with the Offering, which does not include offering costs paid by the Sponsor of approximately $1.1 million.  In connection with its formation, the Company sold 8,000 shares of common stock to the Sponsor for $200,000.

Stockholders may elect to reinvest distributions received from the Company in common shares by participating in our DRIP. The stockholder may enroll in the DRIP by checking the appropriate box on the subscription agreement. The stockholder may also withdraw at any time, without penalty, by delivering written notice to the Company.  Participants will acquire DRIP shares at a fixed price of $25.00 per share until (i) all such shares registered in the Offering are issued, (ii) the Offering terminates and the Company elects to deregister any unsold shares under the DRIP, or (iii) our board decides to change the purchase price for DRIP shares or terminate the DRIP for any reason. Commencing no later than May 29, 2018 (the “Valuation Date”), which is 150 days following the second anniversary of the date to satisfy the minimum offering requirement in the Offering, if the DRIP is ongoing, the Company will adjust the price of shares offered in the DRIP to equal the net asset value (“NAV”) per share. The Company will update the NAV per share at least annually following the Valuation Date and further adjust the per share price in our DRIP accordingly. The Company has registered $50,000,000 in shares for issuance under the DRIP.

The Company may amend, suspend or terminate the DRIP for any reason, except that the company may not amend the DRIP to eliminate a participant’s ability to withdraw from the DRIP, without first providing 10 days prior written notice to participants.

In addition, the Company has a Share Repurchase Program (“SRP”) that may provide stockholders who generally have held their shares for at least two years an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 95.0% of the purchase price paid for the shares if redeemed at any time between the second and third anniversaries of the purchase date, and 97.0% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated NAV per share of common stock, the purchase price will be 95.0% of the NAV per share for the shares if redeemed at any time between the second and third anniversaries of the purchase date, 97.0% of the NAV per share if redeemed at any time between the third and fifth anniversaries, and 100.0% of the NAV per share if redeemed after the fifth anniversary.

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 5.0% of the weighted average number of shares of common stock outstanding during the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided however, that the above volume limitations shall not apply to repurchases requested in connection with the death or qualifying disability of a stockholder.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Redemption requests other than those made in connection with the death or disability (as defined in the Internal Revenue Code of 1986, as amended (the “Code”) of a stockholder will continue to be repurchased as of March 31, June 30, September 30 and December 31 of each year in accordance with the terms of the SRP.  As of March 31, 2016, no shares had been redeemed.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The condensed balance sheet as of December 31, 2015 contained herein has been derived from the audited financial statements as of December 31, 2015, but does not include all disclosures required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.

Acquisitions

The Company records the acquired tangible and intangible assets and assumed liabilities of acquisitions of all operating properties and those development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date. The Company assesses and considers fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that the Company deems appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, construction in progress and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any.

The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.

The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) management's estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. Our below-market operating leases generally do not include fixed rate or below-market renewal options.

The fair value of acquired in-place leases is derived based on management's assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered by the Company in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand at market rates.

In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases. If a lease were to be terminated or if termination were determined to be likely prior to its contractual expiration (for example resulting from bankruptcy), amortization of the related unamortized in-place lease intangible would be accelerated.

The determination of the fair value of any debt assumed in connection with a property acquisition is estimated by discounting the future cash flows using interest rates available for the issuance of debt with similar terms and remaining maturities.

The determination of the fair value of the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions requires us to make significant judgments and assumptions about the numerous inputs discussed above. The use of different assumptions in these fair value calculations could significantly affect the reported amounts of the allocation of our acquisition related assets and liabilities and the related amortization and depreciation expense recorded for such assets and liabilities. In addition, because the value of above and below market leases are amortized as either a reduction or increase to rental income, respectively, our judgments for these intangibles could have a significant impact on our reported rental revenues and results of operations.

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the three months ended March 31, 2016, the Company expensed approximately $109,000 of related party acquisition costs.  Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the three months ended March 31, 2016, the Company did not capitalize any such acquisition costs.

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

Cash

Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit up to at least $250,000.  As of March 31, 2016, the Company had approximately $7.1 million in excess of the federally-insured limits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred.  During the three months ended March 31, 2016, the Company had no advertising costs.

Investments in Real Estate and Fixed Assets

Investments in real estate and fixed assets are stated at cost less accumulated depreciation. Depreciation will be provided principally on the straight-line method over the estimated useful lives of the assets, which are primarily 3 to 40 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

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

Organization, Offering and Related Costs

Certain organization and offering costs will be incurred by the Advisor.  Pursuant to the terms of the Advisory Agreement, the Company will not reimburse the Advisor for these out of pocket costs and future organization and offering costs it may incur. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others.

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

Stock-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note F — Stock-Based Compensation).

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the taxable year ending December 31, 2016. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three months ended March 31, 2016.

Reportable Segments

We currently operate one reportable segment.

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

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. As of March 31, 2016, the Company fulfilled its minimum offering of $2.0 million in subscriptions and all deferred offering costs paid by the Sponsor were charged against the gross proceeds of the Offering and reclassified to stockholders’ equity.

Share Repurchase Program

The Company has a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company's capital or operations.

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

The board of directors may, in its sole discretion, terminate, suspend or amend the share repurchase program upon 30 days’ written notice without stockholder approval if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the stockholders.  Among other things, we may amend the plan to repurchase shares at prices different from those described above for the purpose of ensuring our dividends are not “preferential” for incomes tax purposes.  Any notice of a termination, suspension or amendment of the share repurchase program will be made via a report on Form 8-K filed with the SEC at least 30 days prior to the effective date of such termination, suspension or amendment.  The board of directors may also limit the amounts available for repurchase at any time in its sole discretion.  Notwithstanding the foregoing, the share repurchase program will terminate if the shares of common stock are listed on a national securities exchange.  As of March 31, 2016, no shares had been redeemed.

Distribution Reinvestment Plan

Pursuant to the DRIP stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. We have issued 544 shares of common stock under the DRIP as of March 31, 2016.

Note C — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company did not own any properties as of March 31, 2016.

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

As of March 31, 2016 and December 31, 2015, MVP Advisors owed the Company approximately $32,000 and $63,000 respectively.

As of March 31, 2016, MVP REIT owed the Company approximately $36,000.  As of December 31, 2015 there were no receivables from MVP REIT.

Ownership of Company Stock

As of March 31, 2016, our Sponsor owned 8,000 shares and VRM II owned 5,000 shares of the Company’s outstanding common stock.

Acquisition Expense

During the three months ended March 31, 2016, JNL Parking, a brokerage and consulting company specializing in the parking industry and co-founded by the Advisor’s Chief Investment Officer and Chief Technology Officer, earned fees of approximately $34,000, equal to a 1% commission on purchases.

Ownership of the Advisor

VRM I and VRM II own 40% and 60%, respectively, of the Advisor. Neither VRM I nor VRM II paid any up-front consideration for these ownership interests, but each will be responsible for its proportionate share of future expenses of the Advisor. The operating agreement of the Advisor provides that once VRM I and VRM II have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor’s behalf, or capital investment, and once they have received an annualized return on their capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

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

Our sponsor or its affiliates also may pay non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses, subject to the total underwriting compensation limitation set forth below. We expect such due diligence expenses to average up to 1% of total offering proceeds at the maximum offering amount. Such commissions and fees will be paid by our sponsor or its affiliates (other than the Company) without any right to seek reimbursement from our company.

Fees Paid in Connection With the Operations of the Company

The Advisor or its affiliates will receive an acquisition fee of 2.25% of the purchase price of any real estate provided, however, the Company will not pay any fees when acquiring loans from affiliates.  During the three months ended March 31, 2016, approximately $75,000 in acquisition fees have been earned by the Advisor.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment.  During the three months ended March 31, 2016, no acquisition expenses have been reimbursed to the Advisor.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 1.0% of the cost of all assets then held by the Company, or the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. The Company will determine our NAV, on a date not later than the Valuation Date.  Following the Valuation Date, the asset management fee will be based on the value of our assets rather than their historical cost. During the three months ended March 31, 2016, no management fees have been earned by the Advisor.

The Company will reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which we make our first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is approved by a majority of our independent directors.  We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to our executive officers. In addition, we will not reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items.  During the three months ended March 31, 2016, no operating expenses have been incurred by the Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets

For substantial assistance in connection with the sale of investments, as determined by the independent directors, we will pay the Advisor or its affiliate the lesser of (i) 3.0% of the contract sale price of each real estate-related secured loan or other real estate investment or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.0% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any asset.  During the three months ended March 31, 2016, no disposition fees have been earned by the Advisor.

After our stockholders have received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return, then our Advisor will be entitled to receive 15.0% of the remaining proceeds. We will pay this subordinated performance fee only upon one of the following events: (i) if our shares are listed on a national securities exchange; (ii) if our assets are sold or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which our investors receive cash or publicly-traded securities in exchange for their shares; or (iv) upon termination of our advisory agreement. During the three months ended March 31, 2016, no subordinated performance fees have been earned by our Advisor.

Note E — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition services, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. In addition, the Sponsor pays selling commissions in connection with the sale of the Company’s shares in the Offering and the Advisor pays the Company’s organization and offering expenses.

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

Our board of directors may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by our board of directors and stockholders, unless extended or earlier terminated by our board of directors. Our board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. Our board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the long-term incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the three months ended March 31, 2016, no grants have been made under the long-term incentive plan.

Note G – Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Note H – Investment in Equity Method Investee

MVP Denver 1935 Sherman, LLC

On February 12, 2016, the Company along with MVP REIT, Inc. (“MVP REIT”), through MVP Denver 1935 Sherman, LLC (“MVP Denver”), a Nevada limited liability company owned 24.49% by the Company and 75.51% by MVP REIT, closed on the purchase of a parking lot for approximately $2.4 million in cash, of which the Company’s share was approximately $0.6 million.  The parking lot is located at 1935 Sherman Avenue, Denver, Colorado (the “Denver parking lot”).  The Denver parking lot consists of approximately 18,765 square feet and has approximately 72 parking spaces.  The Denver parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP Denver is responsible for property taxes and SP Plus Corporation pays for all insurance and maintenance costs.  SP Plus Corporation pays annual rent of $120,000.  In addition, the lease provides revenue participation with MVP Denver receiving 70% of gross receipts over $160,000. The term of the lease is for 10 years.

The following is a summary of the purchase per the agreement:

			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT	MVP REIT II	Method
MVP Denver 1935 Sherman	February 12, 2016	$600,000	75.51%	24.49%	Equity
		$600,000

Note I – Investment in Cost Method Investee

Minneapolis Venture, LLC

On January 6, 2016, the Company along with MVP REIT closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million in cash plus closing costs.  The purchase was accomplished through Minneapolis Venture, LLC, a limited liability company (the “Minneapolis Venture”) owned jointly by the Company and MVP REIT, of which the Company owns 12.91%. The Company’s share of the purchase price was approximately $2.0 million plus the Company’s share of the closing costs.  The first parking lot is located at 1022 Hennepin Avenue (the “Hennepin lot”). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the “10th Street lot”). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  Both the Hennepin lot and 10th Street lot will be leased by SP Plus Corporation under a net lease agreement where the Minneapolis Venture is responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs. SP Plus Corporation will pay a cumulative annual rent of $800,000. In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years.

MVP Bridgeport Fairfield Garage, LLC

On March 30, 2016, the Company along with MVP REIT, through MVP Bridgeport Fairfield Garage, LLC, a Delaware limited liability company (“MVP Bridgeport”), an entity owned 10% by the Company and 90% by MVP REIT, closed on the purchase of a multi-level parking garage consisting of approximately 878 parking spaces, together with approximately 4,349 square feet of retail space, located in Bridgeport, Connecticut (the “Bridgeport lot”), for a purchase price of $7.8 million in cash, plus closing costs, of which the Company’s share was approximately $0.8 million.  The Bridgeport lot is leased by SP Plus Corporation under a net lease agreement where MVP Bridgeport is responsible for property taxes above a $100,000 threshold, and SP Plus Corporation pays for insurance and maintenance costs.  SP Plus Corporation pays annual rent of $400,000.  In addition, the lease provides revenue participation with MVP Bridgeport receiving 65% of gross receipts over $775,000. The term of the lease is for 10 years.

The following is a summary of the initial investments:

			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT	MVP REIT II
MVP Minneapolis Venture	01/06/2016	$2,001,000	87.09%	12.91%
MVP Bridgeport Fairfield	03/30/2016	792,000	90.00%	10.00%
		$2,793,000

Note J — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

On May 11, 2016, MVP REIT II, Inc., (the “Company”) through a wholly owned entity it, along with MVP REIT, Inc. (“MVP REIT”), closed on the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $5.7 million in cash. The Company’s share of the purchase was approximately $2.9 million and the Company will own a 51% interest in the entity.

The surface parking lot is located at 1200-1240 W. 9th Street and W. 10th Street, Cleveland, Ohio (the “parking lot”). The parking lot consists of approximately 87,052 square feet with approximately 260 parking spaces.

The parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP will be responsible for property taxes above a $120,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $330,000. In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $650,000. The term of the lease will be for 5 years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2016.  This discussion and analysis should be read in conjunction with the accompanying condensed financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2015. As used herein, the terms “we,” “our” and “us” refer to MVP REIT II, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which we refer to as our “operating limited partnership,” and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q (this “Quarterly Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history,;
•	the fact that we have had a net loss for each period since inception;
•	our ability to effectively deploy the proceeds raised in our initial public offering;
•	the performance of properties the Company has acquired or may acquire;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in our portfolio;
•
risks inherent in the real estate business, including ability to secure leases or parking management contracts at favorable terms, tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•	competitive factors that may limit our ability to make investments or attract and retain tenants;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our failure to qualify or maintain our status as a REIT;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;
•	changes in interest rates; and
•	changes to generally accepted accounting principles, or GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward – looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward – looking statements included in this Quarterly Report, including, without limitation, the risks described under “Risk Factors” in our Annual Report onn Form 10-K for the year ended December 31, 2015, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

MVP REIT II, Inc. (the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016. The Company is offering for sale a maximum of $500 million in common stock, $0.0001 par value per share, for $25.00 per share on a “best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Offering also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stock holders may elect to have their distributions reinvested in additional shares of common stock at $25.00 per share.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. No more than 10% of the proceeds of this offering will be used for investment in Canadian properties.  To a lesser extent, the Company may also invest in properties other than parking facilities.

The Company is the sole general partner of MVP REIT II Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company plans to own substantially all of its assets and conduct its operations through the Operating Partnership. The Company’s wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is operated in a manner that enables the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the Operating Partnership is not classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the Operating Partnership being taxed as a corporation.

We utilize an UPREIT structure to enable us to acquire real property in exchange for limited partnership interests in our Operating Partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to us in exchange for shares of our common stock or cash.

As part of our initial capitalization, we sold 8,000 shares of common stock for $200,000 to MVP Capital Partners II, LLC the “Sponsor”), the sponsor of the Company. The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company (“VRM II”), and 40% by Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC Market-listed company (“VRM I”), both which are managed by Vestin Mortgage, LLC, a Nevada limited liability company in which Michael Shustek owns a significant majority.  The Company also sold 5,000 shares of common stock directly to VRM II.

Pursuant to the terms of the Offering, the Company needed to receive proceeds of $2.0 million in connection with the sale of its common stock in order to break escrow and commence operations. As of December 31, 2015, the Company fulfilled its minimum offering of $2.0 million in subscriptions for its common stock.  As of March 31, 2016, the Company raised approximately $11.1 million before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $24,000.

From inception through March 31, 2016, the Company has paid approximately $24,000 and issued 974 dividend shares in distributions to the Company’s stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

The Company’s advisor is MVP Realty Advisors, LLC (the “Advisor”), a Nevada limited liability company, which is owned sixty percent (60%) by VRM II and forty percent (40%) by VRM I.  The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to an advisory agreement between the Company and the Advisor (the “Advisory Agreement”). The Company has no paid employees.

On February 12, 2016, the Company along with MVP REIT, through MVP Denver 1935 Sherman, LLC (“MVP Denver”), a Nevada limited liability company owned 24.49% by the Company and 75.51% by MVP REIT, closed on the purchase of a parking lot for approximately $2.4 million in cash, of which the Company’s share was approximately $0.6 million.  The parking lot is located at 1935 Sherman Avenue, Denver, Colorado (the “Denver parking lot”).  The Denver parking lot consists of approximately 18,765 square feet and has approximately 72 parking spaces.  The Denver parking lot is leased by SP Plus Corporation, under a net lease agreement where MVP Denver is responsible for property taxes and SP Plus Corporation pays for all insurance and maintenance costs.  SP Plus Corporation pays annual rent of $120,000.  In addition, the lease provides revenue participation with MVP Denver receiving 70% of gross receipts over $160,000. The term of the lease is for 10 years.

On January 6, 2016, the Company along with MVP REIT closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million plus closing costs. The purchase was accomplished through a limited liability company owned jointly by the Company and MVP REIT (the “Minneapolis Venture”), of which the Company owns 12.91%. The Company’s share of the purchase price was approximately $2.0 million plus the Company’s share of the closing costs.  The first parking lot is located at 1022 Hennepin Avenue (the “Hennepin lot”). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the “10th Street lot”). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  Both the Hennepin lot and 10th Street lot will be leased by SP Plus Corporation under a net lease agreement where the Minneapolis Venture will be responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs. SP Plus Corporation will pay a cumulative annual rent of $800,000 which will not be reduced when the 10th Street lot closes. In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years.

On March 30, 2016, the Company along with MVP REIT, through MVP Bridgeport Fairfield Garage, LLC, a Delaware limited liability company (“MVP Bridgeport”), an entity owned 10% by the Company and 90% by MVP REIT, closed on the purchase of a multi-level parking garage consisting of approximately 878 parking spaces, together with approximately 4,349 square feet of retail space, located in Bridgeport, Connecticut (the Bridgeport lot”), for a purchase price of $7.8 million in cash, plus closing costs, of which the Company’s share was approximately $0.8 million.

The parking garage is leased by SP Plus Corporation under a net lease agreement where MVP Bridgeport is responsible for property taxes above a $100,000 threshold, and SP Plus Corporation pays for insurance and maintenance costs.  SP Plus Corporation pays annual rent of $400,000.  In addition, the lease provides revenue participation with MVP Bridgeport receiving 65% of gross receipts over $775,000. The term of the lease is for 10 years.

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

Results of Operations for the three months ended March 31, 2016

		2016
Revenues	$
Rent revenues		--
Total revenues		--

Operating expenses
General and administrative		151,000
Acquisition expense – related party		109,000
Total operating expenses		260,000
Loss from operations		(260,000)
Other expense
Interest expense		(1,000)
Loss from Investment in Equity Method Investee		(1,000)
Total other expense		(2,000)
Loss from continuing operations		(262,000)
Provision for income taxes		--
NET LOSS		$(262,000)

Our results of operations for the three months ended March 31, 2016 are not indicative of those expected in future periods as the Company commenced operations by fulfilling its minimum offering of $2.0 million in subscriptions on December 30, 2015.

General and administrative expenses.  General and administrative expenses were $151,000 for the three months ended March 31, 2016 and consist primarily of Director Fees, Insurance and Accounting fees totaling approximately $63,000, $49,000 and $27,000, respectively.

Acquisition expense.  Acquisition expense of $109,000 were related to the 2.25% fee to the Advisor and 1% to JNL Parking for the investment in equity method investee and the investments in cost method investee.

Interest expense.  Interest expense was $1,000 for the three months ended March 31, 2016, which was due to the financing of our Directors and Officers liability Insurance. The Company expects that in future periods the interest expense will vary based on the amount of borrowings, which will depend on the cost of borrowings, the amount of proceeds raises in the Offering and the Company’s ability to identify and acquire investments that meet its investment strategy.

Loss from Investment in Equity Method Investee.  Loss from Investment in Equity Method Investee is loss related to the Company’s percentage of ownership on MVP Denver 1935 Sherman, LLC for the period of February 12, 2016 (acquisition) through March 31, 2016.

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

The Company adopted the IPA MFFO Guideline as management believes that MFFO is a helpful indicator of our on-going portfolio performance. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and MFFO, the Company presents information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and the Company believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

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

•
Acquisition-related costs. The Company was organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, the Company incurs non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been and will continue to be funded with cash proceeds from the Offering or included as a component of the amount borrowed to acquire such real estate. If the Company acquires a property after all offering proceeds from the Offering have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to the Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after the Company ceases to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2016.

Net Loss	$(262,000)
Add:
Acquisition fees and expenses to affiliates	109,000
FFO and MFFO	$(153,000)

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

Net cash used in operating activities for the three months ended March 31, 2016 is approximately $134,000.  Operating cash flows were used for the payment of normal operating expenses.  Net cash used in investing activities is approximately $3.4 million and consisted of investment in equity method investee of approximately $0.6 million and investment in cost method investees of approximately $2.7 million. Net cash provided by financing activities is approximately $8.6 million and consisted of proceeds from issuance of common stock of approximately $8.7 million, distributions of approximately $10,000 and payments on notes payable of approximately $45,000.

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

The Company’s management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting the Company’s targeted portfolio, the U.S. parking facility industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of the Company’s assets.

Management Compensation Summary

As of March 31, 2016, no compensation or fees have been incurred by us and paid or payable to the Advisor and its affiliates in connection with our organization, our initial public offering and our operations.

Distributions and Stock Dividends

The Company intends to make regular cash distributions to its stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, the Company must make distributions equal to at least 90% of its REIT taxable income each year.

On October 23, 2015, the Company announced that its board of directors has approved a plan for payment of initial monthly cash distributions of $0.0625 per share and monthly stock dividends of $0.0625 per share, based on a purchase price of $25.00 per common share, commencing after the Company breaks escrow upon receiving subscriptions for the minimum offering amount of $2 million. The initial cash distribution and stock dividend were paid on February 10, 2016 to stockholders of record as of January 24, 2016. The initial cash distributions were paid from offering proceeds rather than funds from operations and therefore may represent a return of capital.  There can be no assurance that distributions and dividends will continue to be paid at this rate. The Company’s board of directors may at any time change the distribution and dividend rate or suspend payment of distributions and dividends if it determines that such action is in the best interest of the Company and its stockholders.  The Company expects that its board of directors will continue to authorize, and it will declare, distributions based on a record date on the 24th of each month, and it expects to continue to pay distributions on the 10th day of the following month (or the next business day if the 10th is not a business day), monthly in arrears. The Company has not established a minimum distribution level, and its charter does not require that it make distributions to its stockholders; however, the Company anticipates the payment of monthly distributions. The Company may also make special stock dividends.

From inception through March 31, 2016, the Company has paid approximately $24,000 in distributions and issued 974 dividend shares to the Company’s stockholders.  Our total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, are detailed below.

To date, all distributions have been paid from offering proceeds and therefore may represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$10,000	$14,000	$24,000	$(134,000)
2nd Quarter, 2016	--	--	--	--
3rd Quarter, 2016	--	--	--	--
4th Quarter, 2016	--	--	--	--
Total 2016	$10,000	$14,000	$24,000	$(134,000)

As of March 31, 2016 the company issued 974 dividend shares to the Company’s stockholders.

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

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset management services and reimbursement of operating and offering related costs. See Note D — Related Party Transactions and Arrangements in Part I Item 1 to the condensed financial statements included in this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

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

Income Taxes

The Company has been organized and conducts its operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company expects to qualify as a REIT commencing with the taxable year ending December 31, 2016. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided that at least 90% of its REIT taxable income is distributed and provided that certain other requirements are met.  The Company’s REIT taxable income may substantially exceed or be less than the net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

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

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of its REIT taxable income to our stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact our REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on the taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2016.

Critical Accounting Policies

The Company’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Real Estate Investments

Investments in real estate and fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are primarily 3 to 40 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

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

Subsequent Events

Status of Offering

The Company commenced its initial public offering of its common stock on October 22, 2015.  As of May 16, 2016, the Company had accepted investors’ subscriptions for, and issued, 727,993 shares of common stock.  The Company received net cash proceeds of approximately $18.2 million.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate secured loans could adversely affect the Company’s ability to dispose of real estate in the future. The Company will seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. The Company may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by the Company’s assets. Also, the Company will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is ,positive, the counterparty will owe the Company, which creates credit risk for us. If the fair value of a derivative contract is negative, the Company will owe the counterparty and, therefore, do not have credit risk. The Company will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our Advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. The Company’s board of directors has not yet established policies and procedures regarding the use of derivative financial instruments for hedging or other purposes.

ITEM 4.                      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2016, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II -                      OTHER INFORMATION

None.

ITEM 1.                      LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

ITEM 1A.                      RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not sell any unregistered securities for the quarterly period ended March 31, 2016.

Use of Offering Proceeds

On October 22, 2015, the Company’s registration statement on Form S-11 registering a public offering (No. 333-205893) of up to $550,000,000 in shares of the Company’s common stock was declared effective under the Securities Act and the Company commenced the initial public offering. The Company is offering up to $500,000,000 in shares of its common stock to the public in the primary offering at $25.00 per share and up to $50,000,000 in shares of its common stock pursuant to the distribution reinvestment plan at $25.00 per share. The Company’s affiliated selling agent is MVP American Securities, LLC (“MVP American Securities”), and the Company will engage additional broker-dealers to assist with the sale of the Company’s common stock in the Offering. The Company entered into selling agreements with MVP American Securities and other non-affiliated selling agents to distribute shares of our common stock to its clients.

As of March 31, 2016, the Company had issued 443,799 shares of common stock in its initial public offering for total offering proceeds of approximately $11.1 million.

The following is a table of summary of offering proceeds from inception through March 31, 2016:

Type	Number of Shares - Common	Value
Issuance of common stock – purchase	442,281	$11,056,000
DRIP shares	544	14,000
Dividend shares	974	--
Distributions	--	(24,000)
Deferred offering costs		(1,086,000)
Contribution from Advisor	--	1,147,000
Total	443,799	$11,107,000

From October 22, 2015 through March 31, 2016, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor.  From October 22, 2015 through March 31, 2016, the net cash proceeds to the Company from its offering, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were $11.1 million.  A portion of these proceeds were used to make approximately $3.4 million of investments in real estate, including the cost of completing the acquisitions of the Denver parking lot, the 10th Street lot, the Hennepin lot and the Bridgeport lot. A portion of these proceeds were also used to make cash distributions of approximately $10,000 to the Company’s stockholders. The ratio of the costs of raising capital to the capital raised is approximately 9.9%.

Share Repurchase Program

As of March 31, 2016, the Company has not redeemed shares through the share repurchase program.

ITEM 5.                      OTHER INFORMATION

During the first quarter of 2016, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

ITEM 6.                          EXHIBITS

Exhibit No.                      Description
3.1(1)	Articles of Amendment and Restatement of MVP REIT II, Inc.
3.2(2)	Bylaws of MVP REIT II, Inc.
4.1(3)	Form of Subscription Agreement
4.2(4)	Distribution Reinvestment Plan
4.3(5)	Amended and Restated Escrow Agreement, dated October 5, 2015, between MVP REIT II, Inc. and UMB Bank, N.A.
4.4(6)	Second Amended and Restated Escrow Agreement, dated November 30, 2015, by and among MVP REIT II, Inc., MVP American Securities, LLC, and UMB Bank, N.A.
10.1(7)	Operating Agreement of MVP Minneapolis Orpheum Lots, LLC, dated January 4, 2016, by and between MVP REIT II, Inc. and MVP Real Estate Holdings, LLC
10.2(7)	Membership Interest Purchase Agreement, dated December 4, 2015, by and between MVP Minneapolis Orpheum Lots, LLC and Minneapolis Parking Venture LLC
10.3(7)	First Amendment to Membership Interest Purchase Agreement, dated December 29, 2015, by and between MVP Minneapolis Orpheum Lots, LLC and Minneapolis Parking Venture LLC
10.4(7)	Operating Agreement of MVP Denver 1935 Sherman, LLC, dated February 25, 2016, by and between MVP REIT II Operating Partnership, LP, MVP Real Estate Holdings, LLC and MVP Denver 1935 Sherman, LLC
10.5(7)
Agreement of Purchase and Sale, dated November 19, 2015, by and between MVP Denver 1935 Sherman, LLC, Robert A. Bruhn, Jr., Kristina B. Cleary, Lisa L. Westwood and Annah E. Palm, a protected person by Ronald W. Servis, Conservator

10.6(7)
First Amendment of Agreement of Purchase and Sale, dated January 20, 2016, by and between MVP Denver 1935 Sherman, LLC, Robert A. Bruhn, Jr., Kristina B. Cleary, Lisa L. Westwood and Annah E. Palm, a protected person by Ronald W. Servis, Conservator

10.7(7)
Second Amendment of Agreement of Purchase and Sale, dated February 1, 2016, by and between MVP Denver 1935 Sherman, LLC, Robert A. Bruhn, Jr., Kristina B. Cleary, Lisa L. Westwood and Annah E. Palm, a protected person by Ronald W. Servis, Conservator

10.8(7)
Operating Agreement of MVP Bridgeport Fairfield Garage, LLC, dated February 22, 2016, by and between MVP REIT II Operating Partnership, LP, MVP Real Estate Holdings, LLC and MVP Bridgeport Fairfield Garage, LLC

10.9(7)	Purchase and Sale Agreement, dated February 19, 2016, by and between MVP Bridgeport Fairfield Garage, LLC and Fairfield Avenue Parking Corporation
10.10(7)	First Amendment to Purchase and Sale Agreement, dated March 18, 2016, by and between MVP Bridgeport Fairfield Garage, LLC and Fairfield Avenue Parking Corporation
21.1(2)	Subsidiaries of the Registrant.
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholder’s Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Filed concurrently herewith.
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
Filed previously with Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 on April 6, 2016, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	May 16, 2016

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer
Date:	May 16, 2016