Form 10-Q
period 2016-08-04
MVP REIT II, Inc.
filed 2016-08-09
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Registrant's Telephone Number: (858) 369-7959

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [X]

As of August 9, 2016 the registrant had 1,241,696 shares of common stock outstanding.

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and for the period from May 4, 2015 (Inception) through June 30, 2015 (unaudited)	2

	Condensed Consolidated Statements of Equity for the six months ended June 30, 2016 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and for the period from May 4, 2015 (Inception) through June 30, 2015 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

Part II	OTHER INFORMATION	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 5.	Other Information	38

Item 6.	Exhibits	39

	SIGNATURES

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32

MVP REIT II, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash	$11,711,000	$2,268,000
Prepaid expenses	104,000	180,000
Accounts receivable	12,000	--
Investments in real estate and fixed assets
Land and improvements	9,778,000	--
Buildings and improvements	2,503,000	--
	12,281,000	--
Accumulated depreciation	(3,000)	--
Total investments in real estate and fixed assets, net	12,278,000	--
Other assets	1,469,000	--
Investment in equity method investee	604,000	--
Investments in cost method investee – held for sale	843,000	--
Investments in cost method investee	1,346,000	--
Total assets	$28,367,000	$2,448,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$93,000	$6,000
Due to related parties	254,000	32,000
Notes payable	15,000	106,000
Total liabilities	362,000	144,000
Commitments and contingencies	--	--
Equity MVP REIT II, Inc. Stockholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 1,000,351 and 94,749 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	--	--
Additional paid-in capital	24,795,000	2,430,000
Accumulated deficit	(1,070,000)	(126,000)
Total MVP REIT II, Inc. Shareholders' Equity	23,725,000	2,304,000
Non-controlling interest – related party	4,280,000	--
Total equity	28,005,000	2,304,000
Total liabilities and equity	$28,367,000	$2,448,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016	For the Period from May 4, 2015 (Inception) through June 30, 2015
Revenues
Rental revenue	$69,000	$69,000	$--
Total revenues	69,000	69,000	--

Operating expenses
General and administrative	184,000	335,000	--
Acquisition expenses	218,000	218,000	--
Acquisition expenses – related party	307,000	416,000	--
Operation and maintenance	35,000	35,000	--
Seminar	6,000	6,000	--
Organizational costs	--	--	6,000
Depreciation	3,000	3,000	--
Total operating expenses	753,000	1,013,000	6,000

Loss from operations	(684,000)	(944,000)	(6,000)

Other income (expense)
Interest expense	--	(1,000)	--
Income from investment in equity method investee	5,000	4,000	--
Total other income	5,000	3,000	--

Loss from continuing operations	(679,000)	(941,000)	(6,000)

Provision for income taxes	--	--	--

Net loss	(679,000)	(941,000)	(6,000)
Net income attributable to non-controlling interest – related party	3,000	3,000	--
Net loss attributable to common stockholders	$(682,000)	$(944,000)	$(6,000)
Total basic and diluted loss per weighted average common share	$(0.94)	$(1.99)	$--
Weighted average common shares outstanding, basic and diluted	726,887	476,310	--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2016
(Unaudited)

	Common stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2015	94,749	$--	$2,430,000	$(126,000)	$--	$2,304,000
Issuance of common stock – Purchase	896,875	--	22,422,000	--	--	22,422,000
Issuance of common stock – DRIP	3,231	--	81,000	--	--	81,000
Issuance of common stock – Dividend	5,496	--	--	--	--	--
Investment from non-controlling interest	--	--	--	--	4,277,000	4,277,000
Distributions	--	--	(138,000)	--	--	(138,000)
Net (loss) Income	--	--	--	(944,000)	3,000	(941,000)
Balance, June 30, 2016	1,000,351	$--	$24,795,000	$(1,070,000)	$4,280,000	$28,005,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months ended June 30, 2016	For the Period from May 4, 2015 (Inception) through June 30, 2015
Cash flows from operating activities:
Net Loss	$(941,000)	$(6,000)
Adjustments to reconcile net loss to net cash used in operating activities: Income from investment in equity method investee	(4,000)	--
Depreciation and amortization expense	3,000	--
Contribution from Sponsor for unreimbursed organizational expenses	--	6,000
Changes in operating assets and liabilities
Accounts receivable	(12,000)	--
Due to related parties	222,000	--
Accounts payable	87,000	--
Prepaid expenses	76,000	--
Net cash used in operating activities	(569,000)	--

Cash flows from investing activities:
Purchase of investment in real estate	(12,281,000)	--
Proceeds from noncontrolling interest	4,277,000	--
Investment in cost method investee – held for sale	(843,000)	--
Investment in cost method investee	(1,346,000)	--
Investment in equity method investee	(600,000)	--
Security deposits	(1,469,000)	--
Net cash used in investing activities	(12,262,000)	--

Cash flows from financing activities
Payments on note payable	(91,000)	--
Proceeds from issuance of convertible stock	--	1,000
Proceeds from share issuance	22,422,000	200,000
Distribution	(57,000)	--
Net cash provided by financing activities	22,274,000	201,000

Net change in cash	9,443,000	201,000
Cash, beginning of period	2,268,000	--
Cash, end of period	$11,711,000	$201,000
Supplemental disclosures of cash flow information: Interest Paid	--	--
Non-cash investing and financing activities:
Distributions - DRIP	$81,000	$--
Contribution from Sponsor for unreimbursed deferred offering expenses	$--	$214,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
(A Maryland Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note A — Organization and Proposed Business Operations

MVP REIT II, Inc. (the "Company," "we," "us," or "our") is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016. The Company is offering for sale a maximum of $500 million in common stock, $0.0001 par value per share, for $25.00 per share on a "best efforts" basis, pursuant to a registration statement on Form S-11 (the "Offering") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Offering also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stock holders may elect to have their distributions reinvested in additional shares of common stock at $25.00 per share.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. No more than 10% of the proceeds of this offering will be used for investment in Canadian properties.  To a lesser extent, the Company may also invest in properties other than parking facilities.

The Company is the sole general partner of MVP REIT II Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership"). The Company plans to own substantially all of its assets and conduct its operations through the Operating Partnership. The Company's wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is operated in a manner that enables the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the Operating Partnership is not classified as a "publicly traded partnership" for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the Operating Partnership being taxed as a corporation.

We utilize an UPREIT structure to enable us to acquire real property in exchange for limited partnership interests in our Operating Partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to us in exchange for shares of our common stock or cash.

As part of our initial capitalization, we sold 8,000 shares of common stock for $200,000 to MVP Capital Partners II, LLC (the "Sponsor"), the sponsor of the Company. The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company ("VRM II"), and 40% by Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC pink sheet company ("VRM I"), both which are managed by Vestin Mortgage, LLC, a Nevada limited liability company in which Michael Shustek owns a significant majority.  The Company also sold 5,000 shares of common stock to VRM II in the Offering.

Pursuant to the terms of the Offering, the Company needed to receive proceeds of $2.0 million in connection with the sale of its common stock in order to break escrow and commence operations. As of December 31, 2015, the Company fulfilled its minimum offering of $2.0 million in subscriptions for its common stock.  As of June 30, 2016, the Company raised approximately $24.8 million before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $57,000.

From inception through June 30, 2016, the Company has paid approximately $57,000 in cash, issued 3,231 shares of its common stock as DRIP and issued 5,496 shares of its common stock as dividend in distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

On June 14, 2016 the Company, together with MVP REIT, Inc., announced that they have jointly engaged Ladenburg Thalmann & Co. Inc. to assist them in evaluating various courses of action intended to enhance stockholder liquidity and value following completion of the Company's initial public offering.  The Company also announced on June 14, 2016 that it anticipates it will close the pending initial public offering of its common stock on or about October 1, 2016.  The Company's board reserves the right to extend the offering beyond October 1, 2016 depending upon market conditions and other factors.

The Company's advisor is MVP Realty Advisors, LLC (the "Advisor"), a Nevada limited liability company, which is owned 60% by VRM II and 40% by VRM I.  The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to an advisory agreement between the Company and the Advisor (the "Advisory Agreement"). The Company has no paid employees.

Capitalization

As of June 30, 2016, the Company had 1,000,351 shares of common stock issued and outstanding.  During the six months ended June 30, 2016, the Company has received consideration of approximately $22.4 million for the issuance of its common stock in connection with the Offering, which does not include offering costs paid by the Sponsor of approximately $1.1 million.  In connection with its formation, the Company sold 8,000 shares of common stock to the Sponsor for $200,000.

Stockholders may elect to reinvest distributions received from the Company in common shares by participating in our DRIP. The stockholder may enroll in the DRIP by checking the appropriate box on the subscription agreement. The stockholder may also withdraw at any time, without penalty, by delivering written notice to the Company.  Participants will acquire DRIP shares at a fixed price of $25.00 per share until (i) all such shares registered in the Offering are issued, (ii) the Offering terminates and the Company elects to deregister any unsold shares under the DRIP, or (iii) our board decides to change the purchase price for DRIP shares or terminate the DRIP for any reason. Commencing no later than May 29, 2018 (the "Valuation Date"), which is 150 days following the second anniversary of the date to satisfy the minimum offering requirement in the Offering, if the DRIP is ongoing, the Company will adjust the price of shares offered in the DRIP to equal the net asset value ("NAV") per share. The Company will update the NAV per share at least annually following the Valuation Date and further adjust the per share price in our DRIP accordingly. The Company has registered $50,000,000 in shares for issuance under the DRIP.

The Company may amend, suspend or terminate the DRIP for any reason, except that the Company may not amend the DRIP to eliminate a participant's ability to withdraw from the DRIP, without first providing 10 days prior written notice to participants.

In addition, the Company has a Share Repurchase Program ("SRP") that may provide stockholders who generally have held their shares for at least two years an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 95.0% of the purchase price paid for the shares if redeemed at any time between the second and third anniversaries of the purchase date, and 97.0% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated NAV per share of common stock, the purchase price will be 95.0% of the NAV per share for the shares if redeemed at any time between the second and third anniversaries of the purchase date, 97.0% of the NAV per share if redeemed at any time between the third and fifth anniversaries, and 100.0% of the NAV per share if redeemed after the fifth anniversary.

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 5.0% of the weighted average number of shares of common stock outstanding during the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided however, that the above volume limitations shall not apply to repurchases requested in connection with the death or qualifying disability of a stockholder.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Redemption requests other than those made in connection with the death or disability (as defined in the Internal Revenue Code of 1986, as amended (the "Code") of a stockholder will continue to be repurchased as of March 31, June 30, September 30 and December 31 of each year in accordance with the terms of the SRP.  As of June 30, 2016, no shares had been redeemed.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated balance sheet as of December 31, 2015 contained herein has been derived from the audited financial statements as of December 31, 2015, but does not include all disclosures required by GAAP.

Consolidation

The Company's unaudited condensed consolidated financial statements include its accounts and the accounts of its subsidiaries, Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation.

West 9th Properties II, LLC
33740 Crown Colony, LLC
MVP San Jose 88 Garage, LLC

Under GAAP, the Company's consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures in which the Company is the primary beneficiary, or in which the Company has a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, the Company's management considers factors such as an entity's purpose and design and the Company's ability to direct the activities of the entity that most significantly impacts the entity's economic performance, ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity's expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investees' earnings or losses is included in other income in the accompanying unaudited condensed consolidated statements of operations. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

The fair value of acquired in-place leases is derived based on management's assessment of lost revenue and costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered by the Company in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand at market rates.

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the three and six months ended June 30, 2016, the Company expensed approximately $307,000 and $416,000, respectively of related party acquisition costs.  Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the six months ended June 30, 2016, the Company did not capitalize any such acquisition costs.

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Cash

Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit up of $250,000.  As of June 30, 2016 the Company had approximately $10.9 million in excess of the federally-insured limits.  As of December 31, 2015 the Company was federally-insured for the full balance.

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

The Company will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the Company's allowance for uncollectible accounts or record a direct write-off of the receivable after exhaustive efforts at collection..

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred.  During the three and six months ended June 30, 2016, the Company had no advertising costs.

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

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease.

The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

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

Organization, Offering and Related Costs

Certain organization and offering costs will be incurred by the Advisor.  Pursuant to the terms of the Advisory Agreement, the Company will not reimburse the Advisor for these out of pocket costs and future organization and offering costs it may incur. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, and direct expenses of the Advisor's employees and employees of the Advisor's affiliates and others.

All direct offering costs incurred and or paid by us that are directly attributable to a proposed or actual offering, including sales commissions, if any, were charged against the gross proceeds of the Offering and recorded as an offset to additional paid-in-capital.  All indirect costs will be expensed as incurred.

Offering costs were reclassified from deferred costs to stockholders' equity when the Company commenced its Offering, and included all expenses incurred by the Company in connection with its Offering as of such date.

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

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three and six months ended June 30, 2016.

Reportable Segments

We currently operate one reportable segment.

Accounting and Auditing Standards Applicable to "Emerging Growth Companies"

The Company is an "emerging growth company" under the Jumpstart Our Business Startups Act (the "JOBS Act"). For as long as the Company remains an "emerging growth company," which may be up to five fiscal years, the Company is not required to (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The Company intends to take advantage of such extended transition period. Since the Company will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, the Company's financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If the Company were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

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

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. As of June 30, 2016, the Company fulfilled its minimum offering of $2.0 million in subscriptions and all deferred offering costs paid by the Sponsor were charged against the gross proceeds of the Offering and reclassified to stockholders' equity.

Share Repurchase Program

The Company has a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company's capital or operations.

Prior to the time that the Company's shares are listed on a national securities exchange, the repurchase price per share will depend on the length of time investors have held such shares as follows: no repurchases for the first two years unless shares are being repurchased in connection with a stockholder's death or disability (as defined in the Code).  Repurchase requests made in connection with the death or disability of a stockholder will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once we have established an estimated NAV per share, 100% of such amount as determined by our board of directors, subject to any special distributions previously made to our stockholders. With respect to all other repurchases, prior to the date that we establish an estimated value per share of common stock, the purchase price will be 95.0% of the purchase price paid for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, and 97.0% of the purchase price paid if redeemed after the third anniversary.  After we establish an estimated NAV per share of common stock, the purchase price will be 95.0% of the NAV per share for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, 97.0% of the NAV per share if redeemed at any time between the third and fifth anniversaries, and 100.0% of the NAV per share if redeemed after the fifth anniversary. In the event that the Company does not have sufficient funds available to repurchase all of the shares for which repurchase requests have been submitted in any quarter, we will repurchase the shares on a pro rata basis on the repurchase date. The SRP will be terminated if our shares become listed for trading on a national securities exchange or if our board of directors determines that it is in the Company's best interest to terminate the SRP.

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

The Company will repurchase shares as of March 31, June 30, September 30, and December 31 of each year.  Each stockholder whose repurchase request is approved will receive the repurchase payment approximately 30 days following the end of the applicable quarter, effective as of the last day of such quarter.  The Company refers to the last day of such quarter as the repurchase date.  If funds available for the Company's share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, repurchases due to the death of a stockholder, on the basis of the date of the request for repurchase; (ii) next, in the discretion of our board of directors, repurchases because of other involuntary exigent circumstances, such as bankruptcy; (iii) next, repurchases of shares held by stockholders subject to a mandatory distribution requirement under the stockholder's IRA; and (iv) finally, all other repurchase requests based upon the postmark of receipt. If your repurchase request is not honored during a repurchase period, you will be required to resubmit the request to have it considered in a subsequent repurchase period.

The board of directors may, in its sole discretion, terminate, suspend or amend the share repurchase program upon 30 days' written notice without stockholder approval if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the stockholders.  Among other things, we may amend the plan to repurchase shares at prices different from those described above for the purpose of ensuring our dividends are not "preferential" for incomes tax purposes.  Any notice of a termination, suspension or amendment of the share repurchase program will be made via a report on Form 8-K filed with the SEC at least 30 days prior to the effective date of such termination, suspension or amendment.  The board of directors may also limit the amounts available for repurchase at any time in its sole discretion.  Notwithstanding the foregoing, the share repurchase program will terminate if the shares of common stock are listed on a national securities exchange.  As of June 30, 2016, no shares had been redeemed.

Distribution Reinvestment Plan

Pursuant to the DRIP stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. We have issued 3,231 shares of common stock under the DRIP as of June 30, 2016.

Note C — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. We do not believe that compliance with existing laws will have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

During July 2016, Bridgeport Fairfield issued a promissory note to FBL Financial Group, Inc for $4.4 million loan secured by real property located in Bridgeport, Connecticut.  The loan has a term of 10 years and has an annual interest rate of 4.00% and is payable in monthly installment payments of principal and interest totaling approximately $23,000, maturing in August 2026.  The Company holds a 12.91% interest in Bridgeport Fairfield.

Note D — Related Party Transactions and Arrangements

The transactions described in this Note were approved by a majority of the Company's board of directors (including a majority of the independent directors) not otherwise interested in such transaction as fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

Ownership of Company Stock

As of June 30, 2016, our Sponsor owned 8,000 shares and VRM II owned 5,000 shares of the Company's outstanding common stock.

Acquisition Expense

During the six months ended June 30, 2016, JNL Parking, a brokerage and consulting company specializing in the parking industry and co-founded by the Advisor's former Chief Investment Officer and former Chief Technology Officer, earned fees of approximately $78,000, equal to a 1% commission on purchases.

Ownership of the Advisor

VRM I and VRM II own 40% and 60%, respectively, of the Advisor. Neither VRM I nor VRM II paid any up-front consideration for these ownership interests, but each will be responsible for its proportionate share of future expenses of the Advisor. The operating agreement of the Advisor provides that once VRM I and VRM II have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor's behalf, or capital investment, and once they have received an annualized return on their capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

Fees Paid in Connection with the Offering

Various affiliates of ours are involved in this offering and our operations including MVP American Securities, LLC, or ("MVP American Securities"), which is a broker-dealer and member of the Financial Industry Regulatory Authority, Inc., or FINRA.  MVP American Securities is owned by MS MVP Holdings, LLC which is owned and managed by Mr. Shustek. Additionally, our board of directors, including a majority of our independent directors, may engage an affiliate of the Advisor to perform certain property management services for us.

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

Fees Paid in Connection With the Operations of the Company

The Advisor or its affiliates will receive an acquisition fee of 2.25% of the purchase price of any real estate provided, however, the Company will not pay any fees when acquiring loans from affiliates.  During the three and six months ended June 30, 2016, approximately $100,000 and $256,000, respectively in acquisition fees have been earned by the Advisor.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires the investment.  During the three and six months ended June 30, 2016, no acquisition expenses have been reimbursed to the Advisor.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 1.0% of the cost of all assets then held by the Company, or the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. The Company will determine our NAV, on a date not later than the Valuation Date.  Following the Valuation Date, the asset management fee will be based on the value of our assets rather than their historical cost. Asset management fees for the three and six months ended June 30, 2016 were approximately $13,000 and $15,000, respectively.

The Company will reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which we make our first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income, unless the excess amount is approved by a majority of our independent directors.  We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to our executive officers. In addition, we will not reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items.  During the three and six months ended June 30, 2016, no operating expenses have been incurred by the Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

For substantial assistance in connection with the sale of investments, as determined by the independent directors, we will pay the Advisor or its affiliate the lesser of (i) 3.0% of the contract sale price of each real estate-related secured loan or other real estate investment or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.0% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any asset.  During the three and six months ended June 30, 2016, no disposition fees have been earned by the Advisor.

After our stockholders have received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return, then our Advisor will be entitled to receive 15.0% of the remaining proceeds. We will pay this subordinated performance fee only upon one of the following events: (i) if our shares are listed on a national securities exchange; (ii) if our assets are sold or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which our investors receive cash or publicly-traded securities in exchange for their shares; or (iv) upon termination of our advisory agreement. During the three and six months ended June 30, 2016, no subordinated performance fees have been earned by our Advisor.

Note E — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition services, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. In addition, the Sponsor pays selling commissions in connection with the sale of the Company's shares in the Offering and the Advisor pays the Company's organization and offering expenses.

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

The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of ours and our affiliates' selected by the board of directors for participation in our long-term incentive plan. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10% of the outstanding shares of our common stock on the date of grant of any such stock options. Stock options may not have an exercise price that is less than the fair market value of a share of our common stock on the date of grant.

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

Our board of directors may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by our board of directors and stockholders, unless extended or earlier terminated by our board of directors. Our board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. Our board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the long-term incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the six months ended June 30, 2016, no grants have been made under the long-term incentive plan.

Note G – Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. The ASU does not affect the amount or timing of expenses for debt issuance costs. The Company adopted ASU 2015-03 effective January 1, 2016 on a retrospective basis, by recasting all prior periods shown to reflect the effect of adoption, the effect of which is not material.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. ASU 2016-07 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We do not currently have significant investments that are accounted for by a method other than the equity method and do not expect ASU 2016-07 to have a significant impact on our consolidated financial condition and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-07 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We are currently assessing the potential impact of ASU 2016-09 on our consolidated financial condition and results of operations.

Note H - Acquisitions

MVP Cleveland West 9th, LLC

On May 11, 2016, the Company through a wholly owned entity, along with MVP REIT, closed on the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $5.7 million in cash. The Company's share of the purchase was approximately $2.9 million and the Company will own a 51% interest in the entity.  The surface parking lot is located at 1200-1240 W. 9th Street and W. 10th Street, Cleveland, Ohio (the "West 9th parking lot"). The West 9th parking lot consists of approximately 94,000 square feet with approximately 260 parking spaces.

The West 9th parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP Cleveland West 9th, LLC will be responsible for property taxes above a $120,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $330,000. In addition, the lease provides revenue participation with such MVP entity receiving 70% of gross receipts over $650,000. The term of the lease will be for 5 years.

33740 Crown Colony, LLC

On May 17, 2016, the Company through a wholly owned entity, along with MVP REIT, closed on the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $3.0 million in cash. The Company's share of the purchase was approximately $1.5 million and the Company will own a 51% interest in the entity.  The surface parking lot is located at 1239 W. 9th Street, Cleveland, Ohio (the "Crown Colony parking lot"). The Crown Colony parking lot consists of approximately 23,000 square feet with approximately 82 parking spaces.

The Crown Colony parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where 33740 Crown Colony, LLC will be responsible for property taxes above a $40,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $185,000. In addition, the lease provides revenue participation with such MVP entity receiving 70% of gross receipts over $325,000. The term of the lease will be for 5 years.

MVP San Jose 88 Garage, LLC

On June 15, 2016, the Company through a wholly owned entity, closed on the purchase of a 100% ownership interest in a multi-level parking garage, for approximately $3.6 million in cash. The parking garage is located at 88 E. San Fernando Street, San Jose, California (the "San Jose parking garage"). The San Jose parking garage consists of approximately 114,402 square feet with approximately 328 parking spaces.

The San Jose parking garage will be managed by ABM Parking Services, a nationwide parking operator. The term of the management agreement is for one year.

The following table is a summary of the acquisitions for the six months ended June 30, 2016:
	Assets			Liabilities
	Land and Improvements	Building and improvements	Total assets acquired	Notes Payable Assumed	Net assets and liabilities acquired

Cleveland West 9th	$5,675,000	--	$5,675,000	$--	$5,675,000
33740 Crown Colony	3,030,000	--	3,030,000	--	3,030,000
San Jose 88 Garage	1,073,000	2,503,000	3,576,000	--	3,576,000
	$9,778,000	$2,503,000	$12,281,000	$--	$12,281,000

Pro forma results of the Company

The following table of pro forma unaudited condensed consolidated results of operations of the Company for the three and six months ended June 30, 2016 and for the period from May 4, 2015 (Date of Inception) through June 30, 2015, and assumes that the acquisitions were completed as of May 4, 2015 (Date of Inception).

	For the three months ended June 30, 2016	For the six months ended June 30, 2016	For the Period from May 4, 2015 (Date of Inception) through June 30, 2015
Revenues from continuing operations	$319,000	$670,000	$234,000
Net Income (loss) available to common stockholders	$(359,000)	$(440,000)	$152,000
Net loss available to common stockholders per share – basic	$(0.49)	$(0.92)	$--
Net loss available to common stockholders per share – diluted	$(0.49)	$(0.92)	$--

Note I – Investment in Equity Method Investee

MVP Denver 1935 Sherman, LLC

On February 12, 2016, the Company along with MVP REIT, through MVP Denver 1935 Sherman, LLC ("MVP Denver"), a Nevada limited liability company owned 24.49% by the Company and 75.51% by MVP REIT, closed on the purchase of a parking lot for approximately $2.4 million in cash, of which the Company's share was approximately $0.6 million.  The parking lot is located at 1935 Sherman Avenue, Denver, Colorado (the "Denver parking lot").  The Denver parking lot consists of approximately 18,765 square feet and has approximately 72 parking spaces.  The Denver parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP Denver is responsible for property taxes and SP Plus Corporation pays for all insurance and maintenance costs.  SP Plus Corporation pays annual rent of $120,000.  In addition, the lease provides revenue participation with MVP Denver receiving 70% of gross receipts over $160,000. The term of the lease is for 10 years.

The following is a summary of the Company's portion of the purchase per the agreement:
			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT	MVP REIT II

MVP Denver 1935 Sherman	02/12/2016	$600,000	75.51%	24.49%
Total		$600,000

Note J – Investment in Cost Method Investee

Minneapolis Venture, LLC and Minneapolis City Parking, LLC

On January 6, 2016, the Company along with MVP REIT closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million in cash plus closing costs.  The purchase was accomplished through Minneapolis Venture, LLC, a limited liability company (the "Minneapolis Venture") owned jointly by the Company and MVP REIT, of which the Company owns 12.91%. The Company's share of the purchase price was approximately $2.0 million plus the Company's share of the closing costs.

The first parking lot is located at 1022 Hennepin Avenue (the "Hennepin lot"). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the "10th Street lot"). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  Both the Hennepin lot and 10th Street lot will be leased by SP Plus Corporation under a net lease agreement where the Minneapolis Venture is responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs. SP Plus Corporation will pay a cumulative annual rent of $800,000. In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years.  During April 2016, the Hennepin lot was put into a new entity Minneapolis City Park.  During June 2016, Minneapolis Venture entered into a purchase and sales agreement "PSA" to sell the 10th Street lot to a third party for approximately $6.1 million. The property is being sold as is and there can be no assurance that the PSA will close.  Accordingly, the Company has reclassified the investment in MVP Minneapolis Venture as "Investment in Cost Method Investee - Held for Sale" at June 30, 2016. See Note K.

MVP Bridgeport Fairfield Garage, LLC

On March 30, 2016, the Company along with MVP REIT, through MVP Bridgeport Fairfield Garage, LLC, a Delaware limited liability company ("MVP Bridgeport"), an entity owned 10% by the Company and 90% by MVP REIT, closed on the purchase of a multi-level parking garage consisting of approximately 878 parking spaces, together with approximately 4,349 square feet of retail space, located in Bridgeport, Connecticut (the "Bridgeport lot"), for a purchase price of $7.8 million in cash, plus closing costs, of which the Company's share was approximately $0.8 million.  The Bridgeport lot is leased by SP Plus Corporation under a net lease agreement where MVP Bridgeport is responsible for property taxes above a $100,000 threshold, and SP Plus Corporation pays for insurance and maintenance costs.  SP Plus Corporation pays annual rent of $400,000.  In addition, the lease provides revenue participation with MVP Bridgeport receiving 65% of gross receipts over $775,000. The term of the lease is for 10 years.

The following is a summary of the Company's portion of the initial investments:
			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT	MVP REIT II

MVP Bridgeport Fairfield	03/30/2016	792,000	90.00%	10.00%
Minneapolis City Parking	01/06/2016	1,213,000	87.09%	12.91%
Total		$2,005,000

Note K — Investment in Cost Method Investee – Held for Sale

Minneapolis Venture, LLC and Minneapolis City Parking, LLC

On January 6, 2016, the Company along with MVP REIT closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million in cash plus closing costs.  The purchase was accomplished through Minneapolis Venture, LLC, a limited liability company (the "Minneapolis Venture") owned jointly by the Company and MVP REIT, of which the Company owns 12.91%. The Company's share of the purchase price was approximately $2.0 million plus the Company's share of the closing costs.  The first parking lot is located at 1022 Hennepin Avenue (the "Hennepin lot"). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the "10th Street lot"). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  Both the Hennepin lot and 10th Street lot will be leased by SP Plus Corporation under a net lease agreement where the Minneapolis Venture is responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs. SP Plus Corporation will pay a cumulative annual rent of $800,000. In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years.  During April 2016, the Hennepin lot was put into a new entity Minneapolis City Park.  During June 2016, Minneapolis Venture entered into a purchase and sales agreement "PSA" to sell the 10th Street lot to a third party for approximately $6.1 million. The property is being sold as is and there can be no assurance that the PSA will close.  Accordingly, the Company has reclassified the investment in MVP Minneapolis Venture as "Investment in Cost Method Investee - Held for Sale" at June 30, 2016.

The following is a summary of the Company's portion of the initial investments:
			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT	MVP REIT II

MVP Minneapolis Venture	01/06/2016	$788,000	87.09%	12.91%
Total		$788,000

Note L — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

On July 7, 2016, the Company through a wholly owned subsidiary, closed on the purchase of all of the membership interests of an entity that owns a parking lot, for approximately $0.7 million in cash. The parking lot is located at 137 2nd Street, Canton, Ohio (the "MCI Lot"). The parking lot consists of approximately 19,000 square feet with approximately 68 parking spaces.  The MCI Lot is leased by ABM Parking Services, a nationwide parking operator, under a net lease agreement where MCI Lot is responsible for property taxes above a $3,000 threshold and ABM Parking Services pays for all insurance and maintenance costs.  ABM Parking Services pays annual rent of $50,000.  In addition, the lease provides revenue participation with MCI Lot receiving 70% of gross receipts over $100,000. The term of the lease is for five years.

On July 8, 2016, the Company through a wholly owned subsidiary, closed on the purchase of a multi-level parking garage, for approximately $4.5 million in cash. The parking garage is located at 321 Race Street, Cincinnati, Ohio (the "Race Street garage"). The Race Street garage consists of approximately 115,000 square feet with approximately 350 parking spaces.  The Race Street garage is leased by SP Plus Corporation under a net lease agreement where Race Street garage is responsible for property taxes and SP Plus Corporation pays for insurance and maintenance costs.  SP Plus Corporation pays annual rent of $450,000.  In addition, the lease provides revenue participation with Race Street Garage receiving 70% of gross receipts over $610,000. The term of the lease is for five years.

On July 20, 2016, the Company through a wholly owned subsidiary closed on the purchase of a surface parking lot, for approximately $3.0 million in cash.  The surface parking lot is located at 1101 Washington Ave, St Louis, Missouri (the "Washington Ave parking lot"). The Washington Ave parking lot consists of approximately 17,000 square feet with approximately 63 parking spaces.  The Washington Ave parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where the acquiring subsidiary will be responsible for property taxes, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $175,000. In addition, the lease provides revenue participation with the Company receiving 70% of gross receipts over $245,000. The term of the lease will be for 5 years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2016.  This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2015. As used herein, the terms "we," "our" and "us" refer to MVP REIT II, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which we refer to as our "operating limited partnership," and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q (this "Quarterly Report") that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. Forward-looking statements are typically identified by the use of terms such as "may," "should," "expect," "could," "intend," "plan," "anticipate," "estimate," "believe," "continue," "predict," "potential" or the negative of such terms and other comparable terminology.

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
•
risks inherent in the real estate business, including ability to secure leases or parking management contracts at favorable terms, tenant defaults, tenant concentration risks, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward – looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward – looking statements included in this Quarterly Report, including, without limitation, the risks described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

MVP REIT II, Inc. (the "Company," "we," "us," or "our") is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016. The Company is offering for sale a maximum of $500 million in common stock, $0.0001 par value per share, for $25.00 per share on a "best efforts" basis, pursuant to a registration statement on Form S-11 (the "Offering") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers up to $50 million for the issuance of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stock holders may elect to have their distributions reinvested in additional shares of common stock at $25.00 per share.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. No more than 10% of the proceeds of this offering will be used for investment in Canadian properties.  To a lesser extent, the Company may also invest in properties other than parking facilities.

The Company is the sole general partner of MVP REIT II Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership"). The Company plans to own substantially all of its assets and conduct its operations through the Operating Partnership. The Company's wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is operated in a manner that enables the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the Operating Partnership is not classified as a "publicly traded partnership" for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the Operating Partnership being taxed as a corporation.

We utilize an UPREIT structure to enable us to acquire real property in exchange for limited partnership interests in our Operating Partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to us in exchange for shares of our common stock or cash.

As part of our initial capitalization, we sold 8,000 shares of common stock for $200,000 to MVP Capital Partners II, LLC the "Sponsor"), the sponsor of the Company. The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company ("VRM II"), and 40% by Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC Market-listed company ("VRM I"), both which are managed by Vestin Mortgage, LLC, a Nevada limited liability company in which Michael Shustek owns a significant majority.  The Company also sold 5,000 shares of common stock directly to VRM II.

Pursuant to the terms of the Offering, the Company needed to receive proceeds of $2.0 million in connection with the sale of its common stock in order to break escrow and commence operations. As of December 31, 2015, the Company fulfilled its minimum offering of $2.0 million in subscriptions for its common stock.  As of June 30, 2016, the Company raised approximately $24.8 million before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $57,000.

From inception through June 30, 2016, the Company has paid approximately $57,000 in cash, issued 3,231 shares of its common stock as DRIP and issued 5,496 shares of its common stock as dividend in distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

The Company's advisor is MVP Realty Advisors, LLC (the "Advisor"), a Nevada limited liability company, which is owned sixty percent (60%) by VRM II and forty percent (40%) by VRM I.  The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to an advisory agreement between the Company and the Advisor (the "Advisory Agreement"). The Company has no paid employees.  The Advisor also advises MVP REIT, Inc. ("MVP REIT"), a real estate investment trust registered with the SEC with substantially the same investment strategy as the Company in that MVP REIT also invests primarily in parking facilities.

On January 6, 2016, the Company along with MVP REIT closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million in cash plus closing costs.  The purchase was accomplished through Minneapolis Venture, LLC, a limited liability company (the "Minneapolis Venture") owned jointly by the Company and MVP REIT, of which the Company owns 12.91%. The Company's share of the purchase price was approximately $2.0 million plus the Company's share of the closing costs.  The first parking lot is located at 1022 Hennepin Avenue (the "Hennepin lot"). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the "10th Street lot"). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  Both the Hennepin lot and 10th Street lot will be leased by SP Plus Corporation under a net lease agreement where the Minneapolis Venture is responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs. SP Plus Corporation will pay a cumulative annual rent of $800,000. In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years.  During April 2016, the Hennepin lot was put into a new entity Minneapolis City Park.  During June 2016, Minneapolis Venture entered into a purchase and sales agreement "PSA" to sell the 10th Street lot to a third party for approximately $6.1 million. The property is being sold as is and there can be no assurance that the PSA will close.  The Company has reclassified its share of this property as Investments in cost method investee – held for sale in accompanying condensed consolidated balance sheet as of June 30, 2016.

On February 12, 2016, the Company along with MVP REIT, through MVP Denver 1935 Sherman, LLC ("MVP Denver"), a Nevada limited liability company owned 24.49% by the Company and 75.51% by MVP REIT, closed on the purchase of a parking lot for approximately $2.4 million in cash, of which the Company's share was approximately $0.6 million.  The parking lot is located at 1935 Sherman Avenue, Denver, Colorado (the "Denver parking lot").  The Denver parking lot consists of approximately 18,765 square feet and has approximately 72 parking spaces.  The Denver parking lot is leased by SP Plus Corporation, under a net lease agreement where MVP Denver is responsible for property taxes and SP Plus Corporation pays for all insurance and maintenance costs.  SP Plus Corporation pays annual rent of $120,000.  In addition, the lease provides revenue participation with MVP Denver receiving 70% of gross receipts over $160,000. The term of the lease is for 10 years.

On March 30, 2016, the Company along with MVP REIT, through MVP Bridgeport Fairfield Garage, LLC, a Delaware limited liability company ("MVP Bridgeport"), an entity owned 10% by the Company and 90% by MVP REIT, closed on the purchase of a multi-level parking garage consisting of approximately 878 parking spaces, together with approximately 4,349 square feet of retail space, located in Bridgeport, Connecticut (the Bridgeport lot"), for a purchase price of $7.8 million in cash, plus closing costs, of which the Company's share was approximately $0.8 million.  The parking garage is leased by SP Plus Corporation under a net lease agreement where MVP Bridgeport is responsible for property taxes above a $100,000 threshold, and SP Plus Corporation pays for insurance and maintenance costs.  SP Plus Corporation pays annual rent of $400,000.  In addition, the lease provides revenue participation with MVP Bridgeport receiving 65% of gross receipts over $775,000. The term of the lease is for 10 years.

On May 11, 2016, the Company through a wholly owned subsidiary, along with MVP REIT, closed on the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $5.7 million in cash. The Company's share of the purchase was approximately $2.9 million and the Company will own a 51% interest in the entity.  The surface parking lot is located at 1200-1240 W. 9th Street and W. 10th Street, Cleveland, Ohio (the "West 9th parking lot"). The West 9th parking lot consists of approximately 94,000 square feet with approximately 254 parking spaces.  The West 9th parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where the Company will be responsible for property taxes above a $120,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $330,000. In addition, the lease provides revenue participation with the Company receiving 70% of gross receipts over $650,000. The term of the lease will be for 5 years.

On May 17, 2016, the Company through a wholly owned subsidiary, along with MVP REIT, closed on the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $3.0 million in cash. The Company's share of the purchase was approximately $1.5 million and the Company will own a 51% interest in the entity.  The surface parking lot is located at 1239 W. 9th Street, Cleveland, Ohio (the "Crown Colony parking lot"). The Crown Colony parking lot consists of approximately 23,000 square feet with approximately 82 parking spaces.  The Crown Colony parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where the Company will be responsible for property taxes above a $40,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $185,000. In addition, the lease provides revenue participation with the Company receiving 70% of gross receipts over $325,000. The term of the lease will be for 5 years.

On June 15, 2016, the Company through a wholly owned subsidiary, closed on the purchase of a multi-level parking garage, for approximately $3.6 million in cash. The parking garage is located at 88 E San Fernando Street, San Jose, California (the "San Jose parking garage"). The parking lot consists of approximately 58,000 square feet with approximately 339 parking spaces.  The San Jose parking garage will be managed by ABM Parking Services, a nationwide parking operator. The term of the management agreement is for 1 year.

On July 7, 2016, the Company through a wholly owned subsidiary, closed on the purchase of all of the membership interests of an entity that owns a parking lot, for approximately $0.7 million in cash. The parking lot is located at 137 2nd Street, Canton, Ohio (the "MCI Lot"). The parking lot consists of approximately 19,000 square feet with approximately 68 parking spaces.  The MCI Lot is leased by ABM Parking Services, a nationwide parking operator, under a net lease agreement where MCI Lot is responsible for property taxes above a $3,000 threshold and ABM Parking Services pays for all insurance and maintenance costs.  ABM Parking Services pays annual rent of $50,000.  In addition, the lease provides revenue participation with MCI Lot receiving 70% of gross receipts over $100,000. The term of the lease is for five years.

On July 8, 2016, the Company through a wholly owned subsidiary, closed on the purchase of a multi-level parking garage, for approximately $4.5 million in cash. The parking garage is located at 321 Race Street, Cincinnati, Ohio (the "Race Street garage"). The Race Street garage consists of approximately 115,000 square feet with approximately 350 parking spaces.  The Race Street garage is leased by SP Plus Corporation under a net lease agreement where Race Street garage is responsible for property taxes and SP Plus Corporation pays for insurance and maintenance costs.  SP Plus Corporation pays annual rent of $450,000.  In addition, the lease provides revenue participation with Race Street Garage receiving 70% of gross receipts over $610,000. The term of the lease is for five years.

On July 20, 2016, the Company through a wholly owned subsidiary closed on the purchase of a surface parking lot, for approximately $3.0 million in cash.  The surface parking lot is located at 1101 Washington Ave, St Louis, Missouri (the "Washington Ave parking lot"). The Washington Ave parking lot consists of approximately 17,000 square feet with approximately 63 parking spaces.  The Washington Ave parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where the acquiring subsidiary will be responsible for property taxes, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $175,000. In addition, the lease provides revenue participation with the Company receiving 70% of gross receipts over $245,000. The term of the lease will be for 5 years.

The Company may compete against MVP REIT, VRM I and VRM II for the acquisition of investments. The Company believes this potential conflict with respect to VRM I and VRM II, is mitigated, in part, by the Company's focus on parking facilities as its core investments, while the investment strategy of VRM I and VRM II focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate.

Results of Operations

As of June 30, 2016, we had acquired three properties of which our share of the purchase price totaled $8.04 million, including closing costs. These acquisitions were funded by the proceeds from our initial public offering. The results of operations below reflect start-up costs as well as acquisition expenses incurred in connection with purchasing properties as we seek to deploy our offering proceeds.  We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  Our results of operations for the three and six months ended June 30, 2016 are not indicative of those expected in future periods as the Company commenced operations by fulfilling its minimum offering of $2.0 million in subscriptions on December 30, 2015.

Results of Operations for the three and six months ended June 30, 2016 and for the period from May 4, 2015 (Date of Inception) through June 30, 2015.

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016	For the Period from May 4, 2015 (Inception) through June 30, 2015
Revenues
Rent revenues	$69,000	$69,000	$--
Total revenues	69,000	69,000	--

Operating expenses
General and administrative	184,000	335,000	--
Acquisition expense – related party	307,000	416,000	--
Acquisition expense	218,000	218,000	--
Operation and maintenance	35,000	35,000	--
Seminars	6,000	6,000	--
Organization costs	--	--	6,000
Depreciation and amortization expenses	3,000	3,000	--
Total operating expenses	753,000	1,013,000	6,000

Loss from operations	(684,000)	(944,000)	(6,000)

Other income (expense)
Interest expense	--	(1,000)	--
Income from investment in equity method investee	5,000	4,000	--
Total other income	5,000	3,000	--
Loss from continuing operations	(679,000)	(941,000)	(6,000)
Provision for income taxes	--	--	--
NET LOSS	$(679,000)	$(941,000)	$(6,000)
Net income (loss) attributable to non-controlling interest – related party	3,000	3,000	--
Net loss attributable to common stockholders	$(682,000)	$(944,000)	$(6,000)

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

In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts ("NAREIT") promulgated a measure known as funds from operations ("FFO"). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, the Company believes that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than the Company does, making comparisons less meaningful.

The Investment Program Association ("IPA") issued Practice Guideline 2010-01 (the "IPA MFFO Guideline") on November 2, 2010, which extended financial measures to include modified funds from operations ("MFFO"). In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisition fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Management is responsible for managing interest rate, hedge and foreign exchange risk. To achieve our objectives, the Company may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, if any, the Company may enter into interest rate cap agreements and in order to mitigate our risk to foreign currency exposure, if any, the Company may enter into foreign currency hedges. The Company views fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Additionally, the Company believes it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations, assessments regarding general market conditions, and the specific performance of properties owned, which can change over time.

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

The Company adopted the IPA MFFO Guideline as management believes that MFFO is a helpful indicator of our on-going portfolio performance. More specifically, MFFO isolates the financial results of the REIT's operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and MFFO, the Company presents information that assists investors in aligning their analysis with management's analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and the Company believe often used by analysts and investors for comparison purposes. As explained below, management's evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

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

•
Acquisition-related costs. The Company was organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, the Company incurs non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been and will continue to be funded with cash proceeds from the Offering or included as a component of the amount borrowed to acquire such real estate. If the Company acquires a property after all offering proceeds from the Offering have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to the Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments' revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after the Company ceases to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

For all of these reasons, the Company believes the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if the Company does not continue to operate under our current business plan as noted above. MFFO is useful in assisting management and investors in assessing our on-going ability to generate cash flow from operations and continue as a going concern in future operating periods, and in particular, after the Offering and acquisition stages are complete and net asset value ("NAV") is disclosed. However, MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as more prominent a measure of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.

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

Our calculation of FFO and MFFO is presented in the following table for the six months ended June 30, 2016.

Net Loss attributable to MVP REIT II, Inc. common shareholders	$(944,000)
Add:
Depreciation and amortization of real estate assets	3,000
FFO	(941,000)
Add:
Acquisition fees and expenses to non-affiliates	218,000
Acquisition fees and expenses to affiliates	416,000
MFFO	$(307,000)

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

In addition, we anticipate raising additional funds though our pending public offering, which will be concluded on October 1, 2016, unless the Board of Directors decided to extend the offering.  On June 14, 2016 the Company, together with MVP REIT, Inc., announced that they have jointly engaged Ladenburg Thalmann & Co. Inc. to assist them in evaluating various courses of action intended to enhance stockholder liquidity and value following completion of the Company's initial public offering.

Net cash used in operating activities for the six months ended June 30, 2016 was approximately $569,000.  Operating cash flows were used for the payment of normal operating expenses.  Net cash used in investing activities is approximately $12.3 million and consisted of investments in real estate of approximately $12.3 million, investment in equity method investee of approximately $0.6 million, investments in cost method investees of approximately $2.2 million and security deposits on future acquisitions of approximately $1.5 million. Net cash provided by investing activities consisted of proceeds from noncontrolling interest of $4.3 million.  Net cash provided by financing activities is approximately $22.3 million and consisted of proceeds from issuance of common stock of approximately $22.4 million, distributions of approximately $57,000 and payments on notes payable of approximately $91,000.

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

The Company's management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting the Company's targeted portfolio, the U.S. parking facility industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of the Company's assets.

In addition to making investments in accordance with our investment objectives, the Company expects to use its capital resources to make certain payments to our advisor and the selling agent(s). During the acquisition and development stage, the Company expects to make payments to our advisor in connection with the selection or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. For a discussion of the compensation to be paid to our advisor, see "Fees and Expenses Paid in Connection With the Operations of the Company", included in Note D — Related Party Transactions and Arrangements in Part I, Item 1 Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and our board of directors.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the six months ended June 30, 2016 and for the period from May 4, 2015 (Inception) through June 30, 2015.

	For the six months ended June 30, 2016	For the Period from May 4, 2015 (Inception) through June 30, 2015
Acquisition Fees – related party	$416,000	$--
Asset Management Fees	15,000	--
Total	$431,000	$--

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

On October 23, 2015, the Company announced that its board of directors has approved a plan for payment of initial monthly cash distributions of $0.0625 per share and monthly stock dividends of $0.0625 per share, based on a purchase price of $25.00 per common share, commencing after the Company breaks escrow upon receiving subscriptions for the minimum offering amount of $2 million. The initial cash distribution and stock dividend were paid on February 10, 2016 to stockholders of record as of January 24, 2016. The initial cash distributions were paid from offering proceeds rather than funds from operations and therefore may represent a return of capital.  There can be no assurance that distributions and dividends will continue to be paid at this rate. The Company's board of directors may at any time change the distribution and dividend rate or suspend payment of distributions and dividends if it determines that such action is in the best interest of the Company and its stockholders.  The Company expects that its board of directors will continue to authorize, and it will declare, distributions based on a record date on the 24th of each month, and it expects to continue to pay distributions on the 10th day of the following month (or the next business day if the 10th is not a business day), monthly in arrears. The Company has not established a minimum distribution level, and its charter does not require that it make distributions to its stockholders; however, the Company anticipates the payment of monthly distributions. The Company may also make special stock dividends.

From inception through June 30, 2016, the Company has paid approximately $57,000 in cash, issued 3,231 shares of its common stock as DRIP and issued 5,496 shares of its common stock as dividend distribution made to the Company's stockholders.  Our total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, are detailed below.

To date, all distributions have been paid from offering proceeds and therefore may represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$10,000	$14,000	$24,000	$(134,000)
2nd Quarter, 2016	47,000	67,000	114,000	(435,000)
3rd Quarter, 2016	--	--	--	--
4th Quarter, 2016	--	--	--	--
Total 2016	$57,000	$81,000	$138,000	$(569,000)

As of June 30, 2016 the Company issued 5,496 shares of its common stock as dividend distribution made to the Company's stockholders.

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

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset management services and reimbursement of operating and offering related costs. See Note D — Related Party Transactions and Arrangements in Part I Item 1 to the condensed consolidated financial statements included in this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

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

Income Taxes

The Company has been organized and conducts its operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code").  The Company expects to qualify as a REIT commencing with the taxable year ending December 31, 2016. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders, provided that at least 90% of its REIT taxable income is distributed and provided that certain other requirements are met.  The Company's REIT taxable income may substantially exceed or be less than the net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

REIT Compliance

The Company intends to qualify as a REIT for federal income tax purposes, therefore generally will not be subject to federal income tax on income that the Company distributes to the stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which we initially elect to be taxed as a REIT, the Company will be subject to federal income tax on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company's net income.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2016.

Critical Accounting Policies

The Company's accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

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

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

We are required to present the operations related to properties that have been sold or properties that are intended to be sold, as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

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

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of the Company's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

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

Contractual Obligations

During July 2016, Bridgeport Fairfield issued a promissory note to FBL Financial Group, Inc for $4.4 million loan secured by real property located in Bridgeport, Connecticut.  The loan has a term of 10 years and has an annual interest rate of 4.00% and is payable in monthly installment payments of principal and interest totaling approximately $23,000, maturing in August 2026.  The Company holds a 12.91% interest in Bridgeport Fairfield.

Subsequent Events

Status of Offering

The Company commenced its initial public offering of its common stock on October 22, 2015.  As of August 6, 2016, the Company had accepted investors' subscriptions for, and issued, 1,227,355 shares of common stock.  The Company received net cash proceeds of approximately $30.2 million.

See Note L — Subsequent Events in Part I Item 1 to the condensed consolidated financial statements included in this Quarterly Report for additional subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate secured loans could adversely affect the Company's ability to dispose of real estate in the future. The Company will seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. The Company may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by the Company's assets. Also, the Company will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe the Company, which creates credit risk for us. If the fair value of a derivative contract is negative, the Company will owe the counterparty and, therefore, do not have credit risk.

The Company will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our Advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. The Company's board of directors has not yet established policies and procedures regarding the use of derivative financial instruments for hedging or other purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2016, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II -       OTHER INFORMATION

None.

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

ITEM 1A.       RISK FACTORS

There have been no material changes from the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not sell any unregistered securities for the quarterly period ended June 30, 2016.

Use of Offering Proceeds

On October 22, 2015, the Company's registration statement on Form S-11 registering a public offering (No. 333-205893) of up to $550,000,000 in shares of the Company's common stock was declared effective under the Securities Act and the Company commenced the initial public offering. The Company is offering up to $500,000,000 in shares of its common stock to the public in the primary offering at $25.00 per share and up to $50,000,000 in shares of its common stock pursuant to the distribution reinvestment plan at $25.00 per share. The Company's affiliated selling agent is MVP American Securities, LLC ("MVP American Securities"), and the Company will engage additional broker-dealers to assist with the sale of the Company's common stock in the Offering. The Company entered into selling agreements with MVP American Securities and other non-affiliated selling agents to distribute shares of our common stock to its clients.

As of August 9, 2016, the Company had issued 1,241,696 shares of common stock in its initial public offering for total offering proceeds of approximately $30.5 million.

The following is a table of summary of offering proceeds from inception through June 30, 2016:
Type	Number of Shares - Common	Value
Issuance of common stock – purchase	991,624	$24,791,000
DRIP shares	3,231	81,000
Dividend shares	5,496	--
Distributions	--	(138,000)
Deferred offering costs	--	(1,086,000)
Contribution from Advisor	--	1,147,000
Total	1,000,351	$24,795,000

From October 22, 2015 through June 30, 2016, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor.  From October 22, 2015 through June 30, 2016, the net proceeds to the Company from its offering, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were $24.8 million.  A portion of these proceeds were used to make approximately $15.1 million of investments in real estate. A portion of these proceeds were also used to make cash distributions of approximately $57,000 to the Company's stockholders. The ratio of the costs of raising capital to the capital raised is approximately 4.4%.

Share Repurchase Program

As of June 30, 2016, the Company has not redeemed shares through the share repurchase program.

ITEM 5.  OTHER INFORMATION

During the second quarter of 2016, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

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
101(*)
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholder's Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed concurrently herewith.
(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015, and incorporated herein by reference.
(2)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015, and incorporated herein by reference.
(3)	Filed previously as Exhibit A to Supplement No. 1 to the Registrant's prospectus filed December 3, 2015, and incorporated herein by reference.
(4)	Filed previously as Appendix D to the Registrant's prospectus filed October 23, 2015, and incorporated herein by reference.
(5)	Filed previously with Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 on October 6, 2015, and incorporated herein by reference.
(6)	Filed previously on Form 8-K on December 3, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and President
Date:	August 9, 2016

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	August 9, 2016