Form 10-Q
period 2016-11-09
MVP REIT II, Inc.
filed 2016-11-10
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [   ] No [X]

As of November 9, 2016 the registrant had 2,110,726 shares of common stock outstanding.

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and for the period from May 4, 2015 (Inception) through September 30, 2015 (unaudited)	2

	Condensed Consolidated Statements of Equity for the nine months ended September 30, 2016 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and for the period from May 4, 2015 (Inception) through September 30, 2015 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

Part II	OTHER INFORMATION	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 5.	Other Information	41

Item 6.	Exhibits	42

	SIGNATURES	43

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32

MVP REIT II, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
Cash	$2,870,000	$2,268,000
Prepaid expenses	42,000	180,000
Accounts receivable	71,000	--
Investments in real estate and fixed assets
Land and improvements	23,459,000	--
Buildings and improvements	19,767,000	--
	43,226,000	--
Accumulated depreciation	(46,000)	--
Total investments in real estate and fixed assets, net	43,180,000	--
Other assets	957,000	--
Investment in equity method investee	602,000	--
Investments in cost method investee – held for sale	836,000	--
Investments in cost method investee	919,000	--
Total assets	$49,477,000	$2,448,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$599,000	$6,000
Due to related parties	41,000	32,000
Deferred revenue	17,000	--
Notes payable	--	106,000
Total liabilities	657,000	144,000
Commitments and contingencies	--	--
Equity MVP REIT II, Inc. Stockholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 1,820,392 and 94,749 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	--	--
Additional paid-in capital	44,852,000	2,430,000
Accumulated deficit	(2,660,000)	(126,000)
Total MVP REIT II, Inc. Shareholders' Equity	42,192,000	2,304,000
Non-controlling interest – related party	6,628,000	--
Total equity	48,820,000	2,304,000
Total liabilities and equity	$49,477,000	$2,448,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016	For the Period from May 4, 2015 (Inception) through September 30, 2015
Revenues
Rental revenue	$607,000	$676,000	$--
Total revenues	607,000	676,000	--

Operating expenses
General and administrative	267,000	602,000	7,000
Acquisition expenses	529,000	748,000	--
Acquisition expenses – related party	1,011,000	1,427,000	--
Operation and maintenance	293,000	328,000	--
Seminar	--	6,000	--
Organizational costs	--	--	6,000
Depreciation	43,000	46,000	--
Total operating expenses	2,143,000	3,157,000	13,000

Loss from operations	(1,536,000)	(2,481,000)	(13,000)

Other income (expense)
Interest expense	--	(1,000)	--
Income from investment in equity method investee	5,000	9,000	--
Total other income	5,000	8,000	--

Loss from continuing operations	(1,531,000)	(2,473,000)	(13,000)

Provision for income taxes	--	--	--

Net loss	(1,531,000)	(2,473,000)	(13,000)
Net income attributable to non-controlling interest – related party	58,000	61,000	--
Net loss attributable to MVP REIT II, Inc.'s common stockholders	$(1,589,000)	$(2,534,000)	$(13,000)
Earnings (loss) per share – basic and diluted: Net loss attributable to MVP REIT II, Inc.'s common stockholders - basic and diluted	$(1.18)	$(3.30)	$(1.63)
Weighted average common shares outstanding, basic and diluted	1,341,769	766,902	8,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2016
(Unaudited)

	Common stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2015	94,749	$--	$2,430,000	$(126,000)	$--	$2,304,000
Issuance of common stock – Purchase	1,702,595	--	42,564,000	--	--	42,564,000
Issuance of common stock – DRIP	8,692	--	217,000	--	--	217,000-
Issuance of common stock – Dividend	14,356	--	--	--	--	--
Investment from non-controlling interest	--	--	--	--	6,584,000	6,584,000
Distributions to non-controlling interest	--	--	--	--	(17,000)	(17,000)
Distributions to stockholders	--	--	(359,000)	--	--	(359,000)
Net (loss) Income	--	--	--	(2,534,000)	61,000	(2,473,000)
Balance, September 30, 2016	1,820,392	$--	$44,852,000	$(2,660,000)	$6,628,000	$48,820,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months ended September 30, 2016	For the Period from May 4, 2015 (Inception) through September 30, 2015
Cash flows from operating activities:
Net Loss	$(2,473,000)	$(13,000)
Adjustments to reconcile net loss to net cash used in operating activities: Income from investment in equity method investee	(9,000)	--
Depreciation and amortization expense	46,000	--
Contribution from Sponsor for unreimbursed organizational expenses	--	29,000
Changes in operating assets and liabilities
Accounts Receivable	(71,000)	--
Due to related parties	9,000	--
Accounts payable	593,000	--
Deferred Revenue	17,000
Prepaid expenses	138,000	(51,000)
Net cash used in operating activities	(1,750,000)	(35,000)

Cash flows from investing activities:
Purchase of investment in real estate	(36,642,000)	--
Investment in cost method investee – held for sale	(836,000)	--
Investment in cost method investee	(1,353,000)	--
Investment in equity method investee	(600,000)	--
Security deposits	(957,000)	--
Net cash used in investing activities	(40,388,000)	--

Cash flows from financing activities
Proceeds from note payable – investment in equity method investee	434,000
Payments on note payable	(106,000)	--
Distribution to non-controlling interest	(17,000)
Distribution received from investment in equity method investee	7,000
Proceeds from issuance of convertible stock	--	1,000
Proceeds from share issuance	42,564,000	200,000
Distribution common stockholders	(142,000)	--
Net cash provided by financing activities	42,740,000	201,000

Net change in cash	602,000	166,000
Cash, beginning of period	2,268,000	--
Cash, end of period	$2,870,000	$166,000
Supplemental disclosures of cash flow information: Interest Paid	--	--
Non-cash investing and financing activities:
Distributions - DRIP	$(217,000)	$--
Contribution from Sponsor for unreimbursed deferred offering expenses	$--	$836,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
(A Maryland Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

Pursuant to the terms of the Offering, the Company needed to receive proceeds of $2.0 million in connection with the sale of its common stock in order to break escrow and commence operations.  As of December 31, 2015, the Company fulfilled its minimum offering of $2.0 million in subscriptions for its common stock.  As of September 30, 2016, the Company raised approximately $44.9 million before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $142,000.

From inception through September 30, 2016, the Company has paid approximately $142,000 in cash, issued 8,692 shares of its common stock as DRIP and issued 14,356 shares of its common stock as dividend in distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.

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

On June 14, 2016 the Company, together with MVP REIT, Inc., announced that they have jointly engaged Ladenburg Thalmann & Co. Inc. to assist them in evaluating various courses of action intended to enhance stockholder liquidity and value following completion of the Company's initial public offering.  On September 16, 2016, the Board of Directors of the Company approved an extension of the Company's pending public common stock offering from October 1, 2016 to December 31, 2016.  As previously announced on June 14, 2016, the Company anticipated closing the pending public offering of its common stock on or about October 1, 2016.  The Board of Directors has reserved the right to make additional extensions depending upon market conditions and other factors.

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

Capitalization

As of September 30, 2016, the Company had 1,820,392 shares of common stock issued and outstanding.  During the nine months ended September 30, 2016, the Company had received consideration of approximately $42.5 million for the issuance of its common stock in connection with the Offering.  In connection with its formation, the Company sold 8,000 shares of common stock to the Sponsor for $200,000.

On October 27, 2016, the Company filed a Form 8-K, summarizing the terms of its new Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series A Convertible Redeemable Preferred Stock"), The Company also disclosed its intentions to offer  up to $50 million in shares  of the Series A Convertible Redeemable Preferred Stock, together with warrants (the "Warrants") to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors (the "private placement"). In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary (the "Articles Supplementary") to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the Series A Convertible Redeemable Preferred Stock and the Warrants to accredited investors on November 1, 2016.

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

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 5.0% of the weighted average number of shares of common stock outstanding during the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided however, that the above volume limitations shall not apply to repurchases requested in connection with the death or qualifying disability of a stockholder.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Redemption requests other than those made in connection with the death or disability (as defined in the Internal Revenue Code of 1986, as amended (the "Code") of a stockholder will continue to be repurchased as of March 31st, June 30th, September 30th and December 31st of each year in accordance with the terms of the SRP.  As of September 30, 2016, no shares had been redeemed.

On October 27, 2016, the Company filed a Form 8-K announcing, among other things, an amendment to the SRP providing for participation in the SRP by any holder of the Company's Series A Convertible Redeemable Preferred Stock, or any future board-authorized series or class of preferred stock that is convertible into common stock of the Company.  Under the amendment, which becomes effective on November 26, 2016, a preferred stock holder may participate in the SRP by converting its preferred stock into common stock of the Company, and submitting such common shares for repurchase. The time period, for purposes of determining how long such stockholder has held the common shares submitted for repurchase, begins as of the date such preferred stockholder acquired the underlying preferred shares that were converted into common shares and submitted for repurchase.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

West 9th Properties II, LLC
33740 Crown Colony, LLC
MVP San Jose 88 Garage, LLC
MCI 1372 Street, LLC
Cincinnati Race Street, LLC
St. Louis Washington, LLC
St. Paul Holiday Garage, LLC
Louisville Station Broadway, LLC
White Front Garage Partners, LLC

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the three and nine months ended September 30, 2016, the Company expensed approximately $1.0 million and $1.4 million, respectively of related party acquisition costs.  Our acquisition expenses are directly related to our acquisition activity and if our acquisition activity was to increase or decrease, so would our acquisition costs. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition. During the nine months ended September 30, 2016, the Company did not capitalize any such acquisition costs.

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

Cash

Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit up of $250,000.  As of September 30, 2016 the Company had approximately $1.7 million in excess of the federally-insured limits.  As of December 31, 2015 the Company was federally-insured for the full balance.

Revenue Recognition

The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company's leases will provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.

The Company will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the Company's allowance for uncollectible accounts or record a direct write-off of the receivable after exhaustive efforts at collection.

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred.  During the three and nine months ended September 30, 2016, the Company had no advertising costs.

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

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three and nine months ended September 30, 2016.

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

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. As of September 30, 2016, the Company fulfilled its minimum offering of $2.0 million in subscriptions and all deferred offering costs paid by the Sponsor were charged against the gross proceeds of the Offering and reclassified to stockholders' equity.

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

The Company will repurchase shares as of March 31st, June 30th, September 30th, and December 31st of each year.  Each stockholder whose repurchase request is approved will receive the repurchase payment approximately 30 days following the end of the applicable quarter, effective as of the last day of such quarter.  The Company refers to the last day of such quarter as the repurchase date.  If funds available for the Company's share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, repurchases due to the death of a stockholder, on the basis of the date of the request for repurchase; (ii) next, in the discretion of our board of directors, repurchases because of other involuntary exigent circumstances, such as bankruptcy; (iii) next, repurchases of shares held by stockholders subject to a mandatory distribution requirement under the stockholder's IRA; and (iv) finally, all other repurchase requests based upon the postmark of receipt. If your repurchase request is not honored during a repurchase period, you will be required to resubmit the request to have it considered in a subsequent repurchase period.

On October 27, 2016, the Company filed a Form 8-K announcing, among other things, an amendment to the SRP providing for participation in the SRP by any holder of the Company's Series A Convertible Redeemable Preferred Stock, or any future board-authorized series or class of preferred stock that is convertible into common stock of the Company.  Under the amendment, which becomes effective on November 26, 2016, a preferred stock holder may participate in the SRP by converting its preferred stock into common stock of the Company, and submitting such common shares for repurchase. The time period, for purposes of determining how long such stockholder has held the common shares submitted for repurchase, begins as of the date such preferred stockholder acquired the underlying preferred shares that were converted into common shares and submitted for repurchase.

The board of directors may, in its sole discretion, terminate, suspend or further amend the share repurchase program upon 30 days' written notice without stockholder approval if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the stockholders.  Among other things, we may amend the plan to repurchase shares at prices different from those described above for the purpose of ensuring our dividends are not "preferential" for incomes tax purposes.  Any notice of a termination, suspension or amendment of the share repurchase program will be made via a report on Form 8-K filed with the SEC at least 30 days prior to the effective date of such termination, suspension or amendment.  The board of directors may also limit the amounts available for repurchase at any time in its sole discretion.  Notwithstanding the foregoing, the share repurchase program will terminate if the shares of common stock are listed on a national securities exchange.  As of September 30, 2016, no shares are eligible for redemption (other than in connection with a death or disability of a stockholder).

Distribution Reinvestment Plan

Pursuant to the DRIP stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. We have issued 8,692 shares of common stock under the DRIP as of September 30, 2016.

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

Ownership of Company Stock

As of September 30, 2016, our Sponsor owned 8,000 shares and VRM II owned 5,000 shares of the Company's outstanding common stock.

Acquisition Expense

During the nine months ended September 30, 2016, JNL Parking, a brokerage and consulting company specializing in the parking industry and co-founded by the Advisor's former Chief Investment Officer and former Chief Technology Officer, earned fees of approximately $78,000, equal to a 1% commission on purchases.  JNL Parking may continue to receive broker fee from the Company, for deals in which John Roy and Lance Miller acted as brokers, after their employment ended with the Company.

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

Fees Paid in Connection with the Operations of the Company

The Advisor or its affiliates will receive an acquisition fee of 2.25% of the purchase price of any real estate provided, however, the Company will not pay any fees when acquiring loans from affiliates.  During the three and nine months ended September 30, 2016, approximately $643,000 and $899,000, respectively in acquisition fees have been earned by the Advisor.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in the investment.  During the three and nine months ended September 30, 2016, no acquisition expenses have been reimbursed to the Advisor.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 1.0% of the cost of all assets then held by the Company, or the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. The Company will determine our NAV, on a date not later than the Valuation Date.  Following the Valuation Date, the asset management fee will be based on the value of our assets rather than their historical cost. Asset management fees for the three and nine months ended September 30, 2016 were approximately $51,000 and $66,000, respectively.

The Company will reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which we make our first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net incomeconnection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of our independent directors.  We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to our executive officers. In addition, we will not reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items.  During the three and nine months ended September 30, 2016, no operating expenses have been incurred by the Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

For substantial assistance in connection with the sale of investments, as determined by the independent directors, we will pay the Advisor or its affiliate the lesser of (i) 3.0% of the contract sale price of each real estate-related secured loan or other real estate investment or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.0% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any asset.  During the three and nine months ended September 30, 2016, no disposition fees have been earned by the Advisor.

After our stockholders have received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return, then our Advisor will be entitled to receive 15.0% of the remaining proceeds. We will pay this subordinated performance fee only upon one of the following events: (i) if our shares are listed on a national securities exchange; (ii) if our assets are sold or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which our investors receive cash or publicly-traded securities in exchange for their shares; or (iv) upon termination of our advisory agreement. During the three and nine months ended September 30, 2016, no subordinated performance fees have been earned by our Advisor.

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

Our board of directors may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by our board of directors and stockholders, unless extended or earlier terminated by our board of directors. Our board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. Our board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the long-term incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the three and nine months ended September 30, 2016, no grants have been made under the long-term incentive plan.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method should be applied. The Company is currently evaluating the effect of this update on its consolidated financial statements.

Note H - Acquisitions

West 9th Properties II, LLC

On May 11, 2016, the Company through a wholly owned entity, along with MVP REIT, closed on the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $5.7 million in cash. The Company's share of the purchase was approximately $2.9 million and the Company will own a 51% interest in the entity.  The surface parking lot is located at 1200-1240 W. 9th Street and W. 10th Street, Cleveland, Ohio (the "West 9th parking lot"). The West 9th parking lot consists of approximately 87,052 square feet with approximately 260 parking spaces.

The West 9th parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where West 9th Properties II, LLC will be responsible for property taxes above a $120,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $330,000. In addition, the lease provides revenue participation with such West 9th parking lot receiving 70% of gross receipts over $650,000. The term of the lease will be for 5 years.

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

The San Jose parking garage is managed by ABM Parking Services, a nationwide parking operator. The term of the management agreement is for one year.

MCI 1372 Street, LLC

On July 7, 2016, the Company, through a wholly owned subsidiary, closed on the purchase of all of the membership interests of an entity that owns a parking lot, for approximately $0.7 million in cash. The parking lot is located at 137 2nd Street, Canton, Ohio (the "MCI Lot"). The parking lot consists of approximately 19,000 square feet with approximately 68 parking spaces.  The MCI Lot is leased by ABM Parking Services, a nationwide parking operator, under a net lease agreement where MCI Lot is responsible for property taxes above a $3,000 threshold and ABM Parking Services pays for all insurance and maintenance costs.  ABM Parking Services pays annual rent of $50,000.  In addition, the lease provides revenue participation with such MVP entity receiving 70% of gross receipts over $100,000. The term of the lease is for five years.

Cincinnati Race Street, LLC

On July 8, 2016, the Company, through a wholly owned subsidiary, closed on the purchase of a multi-level parking garage, for approximately $4.5 million in cash. The parking garage is located at 321 Race Street, Cincinnati, Ohio (the "Race Street garage"). The Race Street garage consists of approximately 115,000 square feet with approximately 350 parking spaces.  The Race Street garage is leased by SP Plus Corporation under a net lease agreement where Race Street garage is responsible for property taxes and SP Plus Corporation pays for insurance and maintenance costs.  SP Plus Corporation pays annual rent of $330,000.  In addition, the lease provides revenue participation with such MVP entity receiving 70% of gross receipts over $610,000. The term of the lease is for five years.

St. Louis Washington, LLC

On July 20, 2016, the Company, through a wholly owned subsidiary, closed on the purchase of a surface parking lot, for approximately $3.0 million in cash.  The surface parking lot is located at 1101 Washington Ave, St Louis, Missouri (the "Washington Ave parking lot"). The Washington Ave parking lot consists of approximately 17,000 square feet with approximately 63 parking spaces.  The Washington Ave parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where such subsidiary of the Company will be responsible for property taxes, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $162,500. In addition, the lease provides revenue participation with such MVP entity receiving 70% of gross receipts over $245,000. The term of the lease will be for 5 years.

St. Paul Holiday Garage, LLC

On August 12, 2016, the Company through a wholly owned subsidiary closed on the purchase of a parking garage, for approximately $8.2 million in cash.  The surface parking lot is located at 234 W Kellogg Blvd, St. Paul, MN (the "St. Paul Holiday Inn Garage").  The St. Paul Holiday Inn Garage consists of approximately 37,000 square feet with approximately 285 parking spaces.  Interstate Parking, a regional parking operator, leases the St. Paul Holiday Inn Garage under a net lease agreement where St. Paul Holiday Inn Garage is responsible for property taxes property taxes above a $150,000 threshold and Interstate Parking pays for insurance and maintenance costs.  Interstate Parking will pay annual rent of $534,500.  In addition, the lease provides revenue participation with such MVP entity receiving 75% of gross receipts over $900,000. The term of the lease will be for 10 years.

Louisville Station Broadway, LLC

On August 23, 2016, the Company through a wholly owned subsidiary closed on the purchase of a surface parking lot, for approximately $3.0 million in cash.  The surface parking lot is located at 300 West Broadway, Louisville, KY (the "Louisville West Broadway parking lot"). The Louisville West Broadway parking lot consists of approximately 54,000 square feet with approximately 165 parking spaces.  Riverside Parking leases the Louisville West Broadway parking lot under a net lease agreement where Louisville West Broadway parking lot will be responsible for property taxes above a $25,000 threshold, and Riverside Parking will pay insurance and maintenance costs.  Riverside Parking will pay annual rent of $200,000.  In addition, the lease provides revenue participation with the Company receiving 75% of gross receipts over $275,000. The term of the lease will be for 5 years.

White Front Garage Partners, LLC

On September 30, 2016, the Company through a wholly owned entity it owns, along with MVP REIT, closed on the purchase of all of the membership interests of an entity that owns parking garage, for approximately $11.5 million in cash.  The Company's share of the purchase was approximately $9.2 million and the Company will own an 80% interest in the entity.  The parking garage is located at 205 2nd Avenue North, Nashville, TN (the "White Front Garage").  The White Front Garage consists of approximately 11,000 square feet with approximately 155 parking spaces.  The White Front Garage is leased by Premier Parking of Tennessee, LLC ("Premier Parking"), a parking operator with over 300 locations in nine different states, under a NNN lease agreement.  Premier Parking will pay annual rent of $700,000. In addition, the lease provides revenue participation with MVP receiving 70% of gross receipts over $850,000. The term of the lease will be for 10 years.

The following table is a summary of the acquisitions for the nine months ended September 30, 2016:

	Assets			Liabilities
	Land and Improvements	Building and improvements	Total assets acquired	Notes Payable Assumed	Net assets and liabilities acquired

West 9th Properties II	$5,675,000	--	$5,675,000	$--	$5,675,000
33740 Crown Colony	3,030,000	--	3,030,000	--	3,030,000
San Jose 88 Garage	1,073,000	2,503,000	3,576,000	--	3,576,000
MCI 1372 Street	700,000	--	700,000	--	700,000
Cincinnati Race Street	2,142,000	2,358,000	4,500,000	--	4,500,000
St. Louis Washington	3,000,000	--	3,000,000	--	3,000,000
St. Paul Holiday Garage	1,673,000	6,527,000	8,200,000	--	8,200,000
Louisville Station Broadway	3,050,000	--	3,050,000	--	3,050,000
White Front Garage	3,116,000	8,379,000	11,495,000	--	11,495,000
	$23,459,000	$19,767,000	$43,226,000	$--	$43,226,000

Pro forma results of the Company

The following table of pro forma unaudited condensed consolidated results of operations of the Company for the three and nine months ended September 30, 2016 and for the period from May 4, 2015 (Date of Inception) through September 30, 2015, and assumes that the acquisitions were completed as of May 4, 2015 (Date of Inception).

	For the three months ended September 30, 2016	For the nine months ended September 30, 2016	For the Period from May 4, 2015 (Date of Inception) through September 30, 2015
Revenues from continuing operations	$909,000	$2,568,000	$1,409,000
Net Income (loss) available to common stockholders	$(1,290,000)	$(924,000)	$1,144,000
Net income (loss) available to common stockholders per share – basic	$(0.96)	$(1.20)	$143.00
Net income (loss) available to common stockholders per share – diluted	$(0.96)	$(1.20)	$143.00

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

The first parking lot is located at 1022 Hennepin Avenue (the "Hennepin lot"). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the "10th Street lot"). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  SP Plus Corporation will lease the Hennepin lot and 10th Street lot under a net lease agreement pursuant to which the Minneapolis Venture will be responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs. SP Plus Corporation will pay a cumulative annual rent of $800,000. In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years.  During April 2016, the Hennepin lot was put into a new entity Minneapolis City Park.  During June 2016, Minneapolis Venture entered into a purchase and sales agreement (the "PSA") to sell the 10th Street lot "as is" to a third party for approximately $6.1 million.  During October 2016, the PSA was cancelled.  We will continue to market the property and account for this property as cost method investee – held for sale.

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

Note K — Investment in Cost Method Investee – Held for Sale

Minneapolis Venture, LLC and Minneapolis City Parking, LLC

On January 6, 2016, the Company along with MVP REIT closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million in cash plus closing costs.  The purchase was accomplished through Minneapolis Venture, LLC, a limited liability company (the "Minneapolis Venture") owned jointly by the Company and MVP REIT, of which the Company owns 12.91%. The Company's share of the purchase price was approximately $2.0 million plus the Company's share of the closing costs.  The first parking lot is located at 1022 Hennepin Avenue (the "Hennepin lot"). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the "10th Street lot"). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  SP Plus Corporation will lease the Hennepin lot and 10th Street lot under a net lease agreement pursuant to which the Minneapolis Venture will be responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs. SP Plus Corporation will pay a cumulative annual rent of $800,000. In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years.  During April 2016, the Hennepin lot was put into a new entity Minneapolis City Park. During June 2016, Minneapolis Venture entered into a purchase and sales agreement (the "PSA") to sell the 10th Street lot "as is" to a third party for approximately $6.1 million.  During October 2016, the PSA was cancelled.  We will continue to market the property and account for this property as cost method investee – held for sale.

The following is a summary of the Company's portion of the initial investments:

			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT	MVP REIT II

MVP Minneapolis Venture	01/06/2016	$788,000	87.09%	12.91%

Total		$788,000

Note L — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

On October 5, 2016, the Company, through its Operating Partnership, and MVP REIT ("the REITs"), through a wholly owned subsidiary (the "Borrowers") entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBanc Capital Markets ("KeyBank Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

The foregoing summary is qualified in its entirety by reference to the Unsecured Credit Agreement and related documents, copies of which were attached as Exhibits 10.1 through 10.4to the Form 8-K filed on October 6, 2016 and incorporated herein by reference.

On October 27, 2016, the Company filed a Form 8-K disclosing the filing of the Articles Supplementary classifying and designating 50,000 shares of the Series A Convertible Redeemable Preferred Stock, and its intention to offer up to $50 million in shares of the Series A Convertible Redeemable Preferred Stock, together with Warrants to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors.  The Company commenced the private placement of the Series A Convertible Redeemable Preferred Stock and Warrants to accredited investors on November 1, 2016.  Any offer and sale of the Series A Convertible Redeemable Preferred Stock and Warrants will be made solely pursuant to a private placement memorandum and only to those accredited investors who complete the accredited investor verification process in compliance with Rule 506(c) of Regulation D and who reside in a state that permits the offer and sale of the Series A Convertible Redeemable Preferred Stock and Warrants under applicable state securities laws.

On October 25, 2016, the Company through a wholly owned entity it owns, closed on the purchase of all of the membership interests of an entity that owns a parking garage, for approximately $7.3 million in cash.  The Company will own a 100% interest in the entity.  The parking garage is located at 708 St. Clair Ave, Cleveland, OH (the "Cleveland Lincoln Garage"). The Cleveland Lincoln Garage consists of approximately 49,587 square feet of land with a seven story parking garage with approximately 536 parking spaces, together with approximately 9,589 square feet of retail space and approximately 35,683 square feet of office space.  The Cleveland Lincoln Garage is leased by SP Plus Corporation, a national parking operator, under a modified NNN lease agreement, where SP Plus will be responsible for the first $125,000 in property taxes.  SP Plus Corporation will pay annual rent of $500,000.  In addition, the lease provides revenue participation with MVP receiving 80% of gross receipts over $900,000. The term of the lease will be for five years.

During October 2016, Cleveland West 9th and 33740 Crown Colony  issued a promissory note to American National Insurance Company of New York for a $5.3 million loan secured by real properties located in Cleveland, OH, of which we own an 51% interest in these entities .  The loan has a term of 10 years, has an interest rate of 4.5% and is payable in monthly installment payments of principal and interest totaling approximately $30,000, maturing in October 2026.

On November 1, 2016, we commenced a private placement offering to accredited investors for up to $50 million in shares (the "Shares") of the Company's Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share, together with warrants (the "Warrants") to acquire the Company's common stock, par value $0.0001 per share (the "Common Stock," together with the Shares and the Warrants, collectively, the "Securities"), pursuant to the terms set forth in a private placement memorandum, dated as of November 1, 2016  (the "Private Placement"). The maximum offering amount shall not exceed, at any time during the offering, 60% of the total value of the Common Stock issued and outstanding.  The Private Placement is expected to continue until all of the Shares are sold or two years from the date of the first purchase of the Shares, whichever occurs first.

On November 5, 2016, we purchase 338,409 shares of MVP REIT, Inc's common stock from a unrelated third party for $3.0 million or $8.865 per share.  Starting April 11, 2016, MVP REIT Inc's net asset value ("NAV"), as determined by the board of directors, was $9.14 per common share and is being used for purposes of effectuating permitted redemptions of MVP REIT Inc's common stock and issuing shares pursuant to their distribution reinvestment plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2016.  This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2015. As used herein, the terms "we," "our" and "us" refer to MVP REIT II, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which we refer to as our "operating limited partnership," and to their subsidiaries.

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

Pursuant to the terms of the Offering, the Company needed to receive proceeds of $2.0 million in connection with the sale of its common stock in order to break escrow and commence operations. As of December 31, 2015, the Company fulfilled its minimum offering of $2.0 million in subscriptions for its common stock.  As of September 30, 2016, the Company raised approximately $44.9 million before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $142,000.

On October 27, 2016, the Company filed a Form 8-K disclosing the filing of the Articles Supplementary classifying and designating 50,000 shares of the Series A Convertible Redeemable Preferred Stock, and its intention to offer up to $50 million in shares of the Series A Convertible Redeemable Preferred Stock, together with Warrants to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors.  The Company commenced the private placement of the Series A Convertible Redeemable Preferred Stock and Warrants to accredited investors on November 1, 2016.  Please see the Form 8-K filed on October 27, 2016 for a summary of the terms of the Series A Convertible Redeemable Preferred Stock and the Warrants being offered in the private placement to accredited investors. Any offer and sale of the Series A Convertible Redeemable Preferred Stock and Warrants will be made solely pursuant to a private placement memorandum and only to those accredited investors who complete the accredited investor verification process in compliance with Rule 506(c) of Regulation D and who reside in a state that permits the offer and sale of the Series A Convertible Redeemable Preferred Stock and Warrants under applicable state securities laws.

From inception through September 30, 2016, the Company had paid approximately $142,000 in cash, issued 8,692 shares of its common stock as DRIP and issued 14,356 shares of its common stock as dividend in distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

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

On January 6, 2016, the Company along with MVP REIT closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million in cash plus closing costs.  The purchase was accomplished through Minneapolis Venture, LLC, a limited liability company (the "Minneapolis Venture") owned jointly by the Company and MVP REIT, of which the Company owns 12.91%. The Company's share of the purchase price was approximately $2.0 million plus the Company's share of the closing costs.  The first parking lot is located at 1022 Hennepin Avenue (the "Hennepin lot"). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the "10th Street lot"). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  Both the Hennepin lot and 10th Street lot will be leased by SP Plus Corporation under a net lease agreement where the Minneapolis Venture is responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs. SP Plus Corporation will pay a cumulative annual rent of $800,000. In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years.  During April 2016, the Hennepin lot was put into a new entity Minneapolis City Park.  During June 2016, Minneapolis Venture entered into a purchase and sales agreement "PSA" to sell, "as is" the 10th Street lot to a third party for approximately $6.1 million.  The Company reclassified its share of this property as Investments in cost method investee – held for sale.  During October 2016, the PSA was cancelled.  We will continue to market the property and account for this property as cost method investee – held for sale.

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

On May 11, 2016, the Company through a wholly owned subsidiary, along with MVP REIT, closed on the purchase of all of the membership interests of an entity that owns a surface parking lot, for approximately $5.7 million in cash. The Company's share of the purchase was approximately $2.9 million and the Company will own a 51% interest in the entity.  The surface parking lot is located at 1200-1240 W. 9th Street and W. 10th Street, Cleveland, Ohio (the "West 9th parking lot"). The West 9th parking lot consists of approximately 87,502 square feet with approximately 254 parking spaces.  The West 9th parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where the Company will be responsible for property taxes above a $120,000 threshold, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $330,000. In addition, the lease provides revenue participation with the Company receiving 70% of gross receipts over $650,000. The term of the lease will be for 5 years.

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

On June 15, 2016, MVP REIT II, Inc., (the "Company") through a wholly owned subsidiary, closed on the purchase of a multi-level parking garage, for approximately $3.6 million in cash. The parking garage is located at 88 E San Fernando Street, San Jose, California (the "San Jose parking garage"). The parking lot consists of approximately 114,402 square feet with approximately 328 parking spaces.  The San Jose parking garage will be managed by ABM Parking Services, a nationwide parking operator. The term of the management agreement is for 1 year.

On July 7, 2016, MVP REIT II, Inc., (the "Company") through a wholly owned subsidiary, closed on the purchase of all of the membership interests of an entity that owns a parking lot, for approximately $0.7 million in cash. The parking lot is located at 137 2nd Street, Canton, Ohio (the "MCI Lot"). The parking lot consists of approximately 19,000 square feet with approximately 68 parking spaces.  The MCI Lot is leased by ABM Parking Services, a nationwide parking operator, under a net lease agreement where MCI Lot is responsible for property taxes above a $3,000 threshold and ABM Parking Services pays for all insurance and maintenance costs.  ABM Parking Services pays annual rent of $50,000.  In addition, the lease provides revenue participation with such MVP entity receiving 70% of gross receipts over $100,000. The term of the lease is for five years.

On July 8, 2016, MVP REIT II, Inc., (the "Company") through a wholly owned subsidiary, closed on the purchase of a multi-level parking garage, for approximately $4.5 million in cash. The parking garage is located at 321 Race Street, Cincinnati, Ohio (the "Race Street garage"). The Race Street garage consists of approximately 115,000 square feet with approximately 350 parking spaces.  The Race Street garage is leased by SP Plus Corporation under a net lease agreement where Race Street garage is responsible for property taxes and SP Plus Corporation pays for insurance and maintenance costs.  SP Plus Corporation pays annual rent of $330,000.  In addition, the lease provides revenue participation with such MVP entity receiving 70% of gross receipts over $610,000. The term of the lease is for five years.

On July 20, 2016, the Company through a wholly owned subsidiary closed on the purchase of a surface parking lot, for approximately $3.0 million in cash.  The surface parking lot is located at 1101 Washington Ave, St Louis, Missouri (the "Washington Ave parking lot"). The Washington Ave parking lot consists of approximately 17,000 square feet with approximately 63 parking spaces.  The Washington Ave parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where the acquiring subsidiary will be responsible for property taxes, and SP Plus Corporation will pay insurance and maintenance costs. SP Plus Corporation will pay annual rent of $162,500. In addition, the lease provides revenue participation with such MVP entity receiving 70% of gross receipts over $245,000. The term of the lease will be for 5 years.

On August 12, 2016, the Company through a wholly owned subsidiary closed on the purchase of a parking garage, for approximately $8.2 million in cash.  The surface parking lot is located at 234 W Kellog Blvd, St. Paul, MN (the "St. Paul Holiday Inn Garage").  The St. Paul Holiday Inn Garage consists of approximately 37,000 square feet with approximately 285 parking spaces.  Interstate Parking, a regional parking operator, leases the St. Paul Holiday Inn Garage under a net lease agreement where St. Paul Holiday Inn Garage is responsible for property taxes property taxes above a $150,000 threshold and Interstate Parking pays for insurance and maintenance costs.  Interstate Parking will pay annual rent of $534,500.  In addition, the lease provides revenue participation such MVP entity receiving 75% of gross receipts over $900,000. The term of the lease will be for 10 years.

On August 23, 2016, the Company through a wholly owned subsidiary closed on the purchase of a surface parking lot, for approximately $3.0 million in cash.  The surface parking lot is located at 300 West Broadway, Louisville, KY (the "Louisville West Broadway parking lot"). The Louisville West Broadway parking lot consists of approximately 54,000 square feet with approximately 165 parking spaces.  Riverside Parking leases the Louisville West Broadway parking lot under a net lease agreement where Louisville West Broadway parking lot will be responsible for property taxes above a $25,000 threshold, and Riverside Parking will pay insurance and maintenance costs.  Riverside Parking will pay annual rent of $200,000.  In addition, the lease provides revenue participation with such MVP entity receiving 75% of gross receipts over $275,000. The term of the lease will be for 5 years.

On September 30, 2016, the Company through a wholly owned entity it owns, along with MVP REIT, closed on the purchase of all of the membership interests of an entity that owns parking garage, for approximately $11.5 million in cash.  The Company's share of the purchase was approximately $9.2 million and the Company will own an 80% interest in the entity.  The parking garage is located at 421 Church St, Nashville, TN (the "White Front Garage"). The White Front Garage consists of approximately 11,000 square feet with approximately 155 parking spaces.  The White Front Garage is leased by Premier Parking of Tennessee, LLC ("Premier Parking"), a parking operator with over 300 locations in nine different states, under a NNN lease agreement.  Premier Parking will pay annual rent of $700,000. In addition, the lease provides revenue participation with such MVP entity receiving 70% of gross receipts over $850,000. The term of the lease will be for 10 years.

The Company may compete against MVP REIT, VRM I and VRM II for the acquisition of investments. The Company believes this potential conflict with respect to VRM I and VRM II, is mitigated, in part, by the Company's focus on parking facilities as its core investments, while the investment strategy of VRM I and VRM II focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate. MVP REIT has substantially the same investment strategy as the Company, in that MVP REIT is also focused primarily on investments in parking facilities, For additional discussion regarding potential conflicts of interests, please see "Risk Factors—Risks Related to Conflicts of Interest" and "Item 13 – Certain Relationships and Related Transactions, and Director Independence" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

As of September 30, 2016, we had acquired a 51% or more interest in nine properties, totaling approximately $43.2 million.  Six of these properties we owned 100%, and the other three properties had common ownership with MVP REIT.  In addition, we held a less than 50% ownership in four properties, where MVP REIT owned the majority share, of which our share of the purchase price was approximately $3.4 million.  All of these acquisitions were funded by the proceeds from our initial public offering.  The results of operations below reflect start-up costs as well as acquisition expenses incurred in connection with purchasing properties as we seek to deploy our offering proceeds.  We expect that income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  Our results of operations for the three and nine months ended September 30, 2016 are not indicative of those expected in future periods as the Company commenced operations by fulfilling its minimum offering of $2.0 million in subscriptions on December 30, 2015.

Results of Operations for the three months ended September 30, 2016 compared to the nine months ended September 30, 2016 and compared to the period from May 4, 2015 (Date of Inception) through September 30, 2015.
	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016	For the Period from May 4, 2015 (Inception) through September 30, 2015
Revenues
Rental revenue	$607,000	$676,000	$--
Total revenues	607,000	676,000	--

Operating expenses
General and administrative	267,000	602,000	7,000
Acquisition expenses	529,000	747,000	--
Acquisition expenses – related party	1,011,000	1,427,000	--
Operation and maintenance	293,000	328,000	--
Seminar	--	6,000	--
Organizational costs	--	--	6,000
Depreciation	43,000	46,000	--
Total operating expenses	2,143,000	3,156,000	13,000

Loss from operations	(1,536,000)	(2,480,000)	(13,000)

Other income (expense)
Interest expense	--	(1,000)	--
Income from investment in equity method investee	5,000	9,000	--
Total other income	5,000	8,000	--

Loss from continuing operations	(1,531,000)	(2,472,000)	(13,000)

Provision for income taxes	--	--	--

Net loss	$(1,531,000)	$(2,472,000)	$(13,000)

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

Our calculation of FFO and MFFO are presented in the following table for the three and nine months ended September 30, 2016.

	For the three months ended September 30, 2016	For the nine months ended September 30, 2016
Net income (loss) attributable to MVP REIT II, Inc. common shareholders	$(1,589,000)	$(2,534,000)
Add:
Depreciation and amortization of real estate assets	43,000	46,000
FFO	(1,546,000)	(2,488,000)
Add:
Acquisition fees and expenses to non-affiliates	529,000	748,000
Acquisition fees and expenses to affiliates	1,011,000	1,427,000

MFFO attributable to MVP REIT II, Inc. common shareholders	$(6,000)	$(313,000)

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

In addition, we anticipate raising additional funds though our pending public offering, which was to be concluded on October 1, 2016; however, on September 16, 2016 our board approved an extension of our initial public common stock offering from October 1, 2016 to December 31, 2016.  We also anticipate raising additional funds through the private placement of the Series A Convertible Redeemable Preferred Stock and Warrants to accredited investors, which commenced on November 1, 2016.

Net cash used in operating activities for the nine months ended September 30, 2016 totaled approximately $1.8 million.  Operating cash flows were used for the payment of normal operating expenses.  Net cash used in investing activities totaled approximately $40.4 million and consisted of investments in real estate of approximately $36.6 million, investment in equity method investee of approximately $0.6 million, investments in cost method investees of approximately $1.4 million, investment in cost method investees held for sale of approximately $0.8 million and security deposits on future acquisitions of approximately $1 million. Net cash provided by financing activities totaled approximately $42.7 million and consisted of proceeds from issuance of common stock of approximately $42.6 million, proceeds from notes payable related to a cost method investment property of approximately $0.4 million, distributions of approximately $0.1 million and payments on notes payable of approximately $0.1 million.

On October 5, 2016, the Company, through its Operating Partnership, and MVP REIT, through a wholly owned subsidiary (the "Borrowers") entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBanc Capital Markets ("KeyBank Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.    The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

The foregoing summary is qualified in its entirety by reference to the Unsecured Credit Agreement and related documents, copies of which are attached as Exhibits 10.1 through 10.4 to the Form 8-K filed on October 6, 2016 and incorporated herein by reference.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to our Advisor and its affiliates in connection with our organization, our initial public offering and our operations for the three and nine months ended September 30, 2016 and for the period from May 4, 2015 (Inception) through September 30, 2015.

	For the nine months ended September 30, 2016	For the Period from May 4, 2015 (Inception) through September 30, 2015
Acquisition Fees – related party	$1,427,000	$--
Asset Management Fees	66,000	--
Total	$1,493,000	$--

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

From inception through September 30, 2016, the Company had paid approximately $142,000 in cash, issued 8,692 shares of its common stock as DRIP and issued 14,356 shares of its common stock as dividend distribution made to the Company's stockholders.  Our total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP, are detailed below.

To date, all distributions have been paid from offering proceeds and therefore may represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$10,000	$14,000	$24,000	$(134,000)
2nd Quarter, 2016	47,000	67,000	114,000	(435,000)
3rd Quarter, 2016	85,000	136,000	221,000	(1,065,000)
4th Quarter, 2016	--	--	--	--
Total 2016	$142,000	$217,000	$359,000	$(1,500,000)

As of September 30, 2016, the Company issued 14,356 shares of its common stock as dividend distribution made to the Company's stockholders through the DRIP.

The Company may not generate sufficient cash flow from operations to fully fund distributions. All or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, borrowings, cash advances from the Advisor, or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, rather than a return on capital.  If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.  The level of distributions will be determined by the board of directors and depend on a number of factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the board of directors.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2016.

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

Subsequent Events

Status of Offering

The Company commenced its initial public offering of its common stock on October 22, 2015.  As of November 9, 2016, the Company had accepted investors' subscriptions for, and issued, 2,110,726 shares of common stock.  The Company received net cash proceeds of approximately $51.8 million.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2016, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION

None.

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

ITEM 1A. RISK FACTORS

In connection with the private placement of the Series A Convertible Redeemable Preferred Stock and the Warrants, we hereby supplement the "Risk Factor" disclosures in our Form 10-K to expand upon the following risks arising from the proposed sale and issuance of the Series A Convertible Redeemable Preferred Stock and the Warrants that may impact holders of our common stock:

The percentage of ownership held by holders of our common stock will become diluted if we issue the Series A Convertible Redeemable Preferred Stock, the Warrants or any other shares of stock or other securities, and issuances of the Shares or other securities by us will subordinate the rights of the holders of our common stock.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock), options, warrants and other rights, on such terms and for such consideration as our board of directors in its sole discretion may determine, including without limitation, the issuance of the Series A Convertible Redeemable Preferred Stock and the Warrants. In addition to the private placement of the Shares and the Warrants, we may issue additional shares of common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Any such issuance could result in dilution of the equity of our common stockholders in the Company.

In particular, stockholders, including those acquiring shares of common stock in our initial public offering, have no rights to buy any additional shares of stock or other securities if we issue new shares of stock or other securities, including any shares to be issued in the private placement of the Series A Convertible Redeemable Preferred Stock. Investors purchasing shares in our common stock offering who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, our common stockholders also may experience dilution in the book value and fair mark value of, and the amount of distributions paid on, their shares of common stock.

Our charter also authorizes our board of directors, without stockholder approval, to designate and issue the Series A Convertible Redeemable Preferred Stock as well as other classes or series of preferred stock (including equity or debt securities convertible into preferred stock) and to set or change the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. Because our board of directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences (including the Shares), powers, and rights senior to the rights of holders of common stock or the Shares.

Under this power, our board of directors has created the Series A Convertible Redeemable Preferred Stock, which ranks senior to our common stock with respect to the payment of dividends and rights upon liquidation, dissolution or winding up.  Specifically, payment of any distribution preferences on the Series A Convertible Redeemable Preferred Stock or any future series of preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of Series A Convertible Redeemable Preferred Stock are entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence.

Holders of the Series A Convertible Redeemable Preferred Stock will have the right to require the Company to convert their Shares into shares of our common stock. The conversion of the Shares into common stock may further dilute the ownership interest of our common stockholders. The Company, following a listing of the Company's common stock on a national securities exchange or the occurrence of another "Listing Event" (as defined in the Articles Supplementary), also has the right but not the obligation to redeem the Shares. If we elect to redeem any Shares with cash, the exercise of such rights may reduce the availability of our funds for investment purposes or to pay for distributions on our common stock.

In addition, we may make redemption payments under the terms of the private placement in shares of our common stock, which may further dilute the ownership interest of our common stockholders. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our common stock. Any sales or perceived sales in the public market of shares of our common stock issuable upon such conversion or redemption payments could adversely affect prevailing market prices of shares of our common stock. The issuance of common stock upon any conversion or redemption of the shares of Series A Convertible Redeemable Preferred Stock also may have the effect of reducing our net income per share (or increasing our net loss per share). In addition, if a Listing Event (as defined in the Articles Supplementary) occurs, the existence of the Series A Convertible Redeemable Preferred Stock and Warrants may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Company did not sell any unregistered securities for the quarterly period ended September 30, 2016.

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

As of September 30, 2016, the Company had issued 1,820,392 shares of common stock in its initial public offering for total offering proceeds of approximately $44.9 million.

The following is a table of summary of offering proceeds from inception through September 30, 2016:

Type	Number of Shares - Common	Value
Issuance of common stock – purchase	1,797,344	$44,933,000
DRIP shares	8,692	217,000
Dividend shares	14,356	--
Distributions - cash	--	(359,000)
Deferred offering costs	--	(1,086,000)
Contribution from Advisor	--	1,147,000
Total	1,820,392	$44,852,000

From October 22, 2015 through September 30, 2016, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor.  From October 22, 2015 through September 30, 2016, the net proceeds to the Company from its offering, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were $44.9 million.  A majority of these proceeds were used to make investments in parking facilities, and our portion of the purchase price for these parking facilities was approximately $40.0 million. In addition, a portion of these proceeds were used to make cash distributions of approximately $142,000 to the Company's stockholders.  The ratio of the costs of raising capital to the capital raised is approximately 2.4%.

Share Repurchase Program

As of September 30, 2016, the Company has not redeemed shares through the share repurchase program.

ITEM 5.  OTHER INFORMATION

During the third quarter of 2016, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of MVP REIT II, Inc.
3.2(2)	Bylaws of MVP REIT II, Inc.
3.3(7)	Articles Supplementary of MVP REIT II, Inc., designating 50,000 shares of Series A Convertible Redeemable Preferred Stock
4.1(3)	Form of Subscription Agreement
4.2(4)	Distribution Reinvestment Plan
4.3(5)	Amended and Restated Escrow Agreement, dated October 5, 2015, between MVP REIT II, Inc. and UMB Bank, N.A.
4.4(6)	Second Amended and Restated Escrow Agreement, dated November 30, 2015, by and among MVP REIT II, Inc., MVP American Securities, LLC, and UMB Bank, N.A.
4.5(7)	Form of warrants to acquire the Company's common stock
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)
The following materials from the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholder's Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

  (7) Filed previously on Form 8-K on October 27, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and President
Date:	November 9, 2016

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	November 9, 2016