Form 10-K
MVP REIT II, Inc.
filed 2017-03-27
CIK 1642985

D STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-205893

MVP REIT II, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	47-3945882
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8880 W. Sunset Road Suite 240, Las Vegas, NV  89148
(Address of Principal Executive Offices)  (Zip Code)

Registrant's Telephone Number: (858) 369-7959

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

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
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Class	Market Value as of June 30, 2016
Common Stock, $0.0001 Par Value	$24,359,590

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 21, 2017
Common Stock, $0.0001 Par Value	2,490,685

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this "Annual Report") that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. Forward-looking statements are typically identified by the use of terms such as "may," "should," "expect," "could," "intend," "plan," "anticipate," "estimate," "believe," "continue," "predict," "potential" or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history, as our operations began in 2016;
•	the fact that we have experienced net losses since inception and may continue to experience additional losses;
•	our ability to effectively raise and deploy the proceeds raised in our offerings;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in our portfolio;
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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under "Risk Factors," the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

PART I

ITEM 1. BUSINESS

General

MVP REIT II, Inc. (the "Company," "we," "us," or "our") is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016. As of December 31, 2016, the Company ceased all selling efforts for the initial public offering (the "Offering") of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  As of December 31, 2016, the Company raised approximately $56.4 million in the Offering before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $274,000.  The Company has also registered $50 million in shares of common stock for issuance pursuant to a distribution reinvestment plan (the "DRIP") under which common stock holders may elect to have their distributions reinvested in additional shares of common stock at $25.00 per share.

On November 1, 2016, the Company commenced a private placement offering to accredited investors for up to $50 million in shares (the "Preferred Shares") of the Company's Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share, together with warrants (the "Warrants") to acquire the Company's common stock, par value $0.0001 per share (the "Common Stock," together with the Preferred Shares and the Warrants, collectively, the "Securities"), pursuant to the terms set forth in a private placement memorandum, dated as of November 1, 2016  (the "Private Placement"). The maximum offering amount shall not exceed, at any time during the offering, 60% of the total value of the Common Stock issued and outstanding.  As of March 21, 2017, the Company's Common Stock issued and outstanding totaled 2,490,685 million Shares.  The Private Placement is expected to continue until all of the Shares are sold or two years from the date of the first purchase of the Shares, whichever occurs first.  The Securities have not been registered under the Securities Act of 1933, as amended (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company is relying on the private placement exemption from registration provided by Section 4(a) (2) of the Securities Act and by Rule 506(c) of Regulation D promulgated thereunder by the Securities and Exchange Commission (the "SEC"). The Company has filed file a Form D with the SEC in accordance with the requirements of Regulation D.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. No more than 10% of the proceeds of the Offering will be used for investment in Canadian properties.  To a lesser extent, the Company may also invest in properties other than parking facilities. MVP Realty Advisor, LLC (the "Advisor"), is the Company's affiliated advisor.

The Company utilizes an Umbrella Partnership Real Estate Investment Trust ("UPREIT") structure to enable us to acquire real property in exchange for limited partnership interests in the Company's operating partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to us in exchange for shares of the Company's common stock or cash.

As part of the Company's initial capitalization, the Company sold 8,000 shares of common stock for $200,000 to MVP Capital Partners II, LLC ("MVP CP II" or the "Sponsor"), an entity owned sixty percent (60%) by Vestin Realty Mortgage II, Inc., a Maryland corporation and NASDAQ-listed company that has provided notice of its intent to delist from Nasdaq on or about March 30, 2017 ("VRM II"), and the remaining forty percent (40%) is owned by Vestin Realty Mortgage I, Inc., a Maryland corporation and NASDAQ-listed company ("VRM I"), both which are managed by Vestin Mortgage, LLC.  The Company also sold 5,000 shares of common stock to VRM II in the Offering.

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

As of March 21, 2017, the Company had raised approximately $60.1 and $2.7 million from the Company's common and preferred stock offerings, respectively, and purchased approximately $114 million in parking assets.

The Company has retained the Advisor to manage its affairs on a day-to-day basis.  During 2016, the Company had the following highlights:

Investment Objectives

The Company's primary investment objectives are to:

•	preserve, protect and return stockholders' capital contributions;
•	provide periodic distributions once the Company has acquired a substantial portfolio of investments; and
•	realize growth in the value of the Company's investments.

The Company cannot assure stockholders that the Company will attain these objectives or that the value of the Company's assets will not decrease. Furthermore, within the investment objectives and policies, the Advisor will have substantial discretion with respect to the selection of specific investments and the purchase and sale of the Company's assets. The Company's board of directors will review investment policies at least annually to determine whether the investment policies continue to be in the best interests of stockholders.

The charter does not require the Company to consummate a transaction to provide liquidity to stockholders on any certain date or at all; therefore, the Company may continue indefinitely. We expect that our board of directors will evaluate liquidity alternatives during the second quarter of 2017, subject to then prevailing market conditions. There can be no assurance that we will cause a liquidity event to occur.

Investment Strategy

The Company's investment strategy will focus primarily on parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in properties other than parking facilities. No more than 10% of the proceeds of the Offering will be used for investment in Canadian properties.

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

The Company believes parking facilities possess attractive characteristics not found in other commercial real estate investments, including the following:
•	generally can be leased to any number of parking operators, which gives the property owner flexibility and pricing power
•	if a tenant that operates a facility terminates a lease, replacement operators can generally be found quickly, minimizing any dark period;
•	generally, no leasing commissions;
•	generally, no tenant improvement requirements;
•	relatively low capital expenditures; and
•	in light of the relatively low up-front costs, an enhanced opportunity for geographic diversification.

Moreover, the Company believes the REIT industry is evolving, with more REITs moving towards specializing in particular types of properties or property location rather than building a diversified portfolio of a variety of property types and locations. As a result, the Company believes that focusing the portfolio on parking facilities would enhance stockholder value through specialization that could distinguish the Company from other REITs in the marketplace. The Company also believes that a parking-focused investment strategy will enhance the value of the portfolio upon a sale, merger or listing of the Company's shares on a national securities exchange at the time that the Company's board of directors determines to pursue a transaction that would provide liquidity to stockholders, or a liquidity event.

Other Real Property Investments

The Company may also seek to invest in properties other than parking facilities. The Company may also enter into various leases for these properties. The terms and conditions of any lease the Company enters into with the Company's tenants may vary substantially. However, the Company expects that leases will be the type customarily used between landlords and tenants in the geographic area where the property is located.

Investment Criteria

The Company will focus on acquiring properties that meet the following criteria:

•	properties that generate current cash flow;
•	properties that are located in populated metropolitan areas; and
•
while the Company may acquire properties that require renovation, the Company will only do so if the Company anticipates the properties will produce income within 12 months of the Company's acquisition.

The foregoing criteria are guidelines and the Advisor and board of directors may vary from these guidelines to acquire properties which they believe represent value opportunities.

The Advisor will have substantial discretion with respect to the selection of specific properties. The Company's board of directors has delegated to the Advisor the authority to make certain decisions regarding investments consistent with the investment guidelines and borrowing policies approved by the Company's board of directors and subject to the limitations in the charter, advisory agreement, and the direction and oversight of the Company's board of directors. There is no limitation on the number, size or type of properties that the Company may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in the Offering. Moreover, depending upon real estate market conditions, economic changes and other developments, the board of directors may change the targeted investment focus or supplement that focus to include other targeted investments from time to time without stockholder consent.

Concentration

The Company had six parking tenants as of December 31, 2016.  One tenant, Standard Parking + ("SP+"), represented a concentration for the year ended December 31, 2016, in regards to parking base rental revenue.  During the year ended December 31, 2016, SP+ accounted for 42%, of the parking base rental revenue.  Below is a table that summarizes base parking rent by tenant:

Parking Tenant	% of Total
SP +	42.44%
ABM	27.96%
Interstate Parking	12.82%
Premier Parking	10.92%
Riverside Parking	4.49%
iPark Services	1.37%
Grand Total	100.00%

Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. The Company also depend upon VRM I and VRM II, the owners of the Advisor, to continue to support and fund the Company's costs and expenses

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates, including VRM I and VRM II. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

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

Income Taxes

The Company has been organized and conducts its operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"),.  The Company expects to qualify as a REIT commencing with the taxable year ending December 31, 2016. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income"), which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met. The Company's Taxable Income may substantially exceed or be less than the Company's net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position, including resolutions of any related appeals or litigation process, based on the technical merits. Based on the Company's evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition on the financial statements. The net income tax provision for the year ended December 31, 2016 was approximately zero.

Regulations

The Company's investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. The Company intends to obtain all permits and approvals necessary under current law to operate the Company's investments.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. In particular, under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the Company's ownership of parking facilities, the Company may be potentially liable for any such costs.

The Company does not believe that compliance with existing laws will have a material adverse effect on the Company's financial condition or results of operations. However, the Company cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

The Company does not currently have any employees nor does the Company currently intend to hire any employees who will be compensated directly by us. The Company relies on employees of the Advisor and its affiliates, subject to the supervision of the Company's board of directors, to manage the Company's day-to-day activities, implement the Company's investment strategy and provide management, acquisition, advisory and administrative services.

Available Information

The Company is subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, file the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. The SEC maintains a website (http://www.sec.gov) that contains the Company's annual, quarterly and current reports, proxy and information statements and other information the Company files electronically with the SEC. Access to these filings is free of charge and can be accessed on the Company's website, www.mvpreitii.com.

ITEM 1A. RISK FACTORS

The following are some of the risks and uncertainties that could cause the Company's actual results to differ materially from those presented in the forward-looking statements. The risks and uncertainties described below are not the only ones the Company faces but do represent those risks and uncertainties that the Company believes are material. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also harm the business.

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

There is no current public market for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. Our charter limits stockholders ability to transfer or sell shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding capital stock or more than 9.8% in value or number, whichever is more restrictive, of the aggregate of our outstanding common stock unless exempted prospectively or retroactively by our board of directors. These restrictions may inhibit large investors from desiring to purchase stockholders shares. Moreover, our share repurchase program includes numerous restrictions that limit stockholders ability to sell shares to us, and our board of directors may amend, suspend or terminate our share repurchase program without stockholder approval upon 30 days' written prior notice. It will be difficult for stockholders to sell shares promptly or at all. If stockholders are able to sell shares, stockholders will likely have to sell them at a substantial discount to their purchase price. It is also likely that stockholders shares would not be accepted as the primary collateral for a loan.

Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders until the second quarter of 2017, subject to then prevailing market conditions. There can be no assurance that we will affect a liquidity event. If we do not successfully implement a liquidity transaction, a stockholder may have to hold his or her investment for an indefinite period.

In the future, our board of directors may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) the sale of all or substantially all of our assets; (2) the sale or a merger in a transaction that would provide our stockholders with cash and/or securities of a publicly traded company, which may be an affiliate; or (3) the listing of our common stock on a national securities exchange. We expect that our board of directors will evaluate liquidity alternatives no earlier than the second quarter of 2017, subject to then prevailing market conditions. There can be no assurance that we will cause a liquidity event to occur. If we do not pursue a liquidity transaction, our shares of common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their investments to cash easily and could suffer losses on their investments.
Moreover, our charter contains other restrictions on the ownership and transfer of our securities as described under "Description of Capital Stock—Restrictions on Ownership and Transfer of Shares—Ownership Limit." These restrictions may also inhibit our stockholders' ability to sell their shares of our common stock promptly or at all.

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

We have experienced losses in the past, and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with accounting principles generally accepted in the United States of America) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
Our cash distributions are not guaranteed and may fluctuate.
Although we intend to pay distributions on the shares of our common stock on a monthly basis, there is no guaranty that we will be able to pay the full amount of the distribution, or at all.  In determining whether to authorize a distribution or make such distribution and the amount, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot assure you that we will consistently be able to generate sufficient available cash flow to fund distributions on our shares nor can we assure you that sufficient cash will be available to make distributions to you. With limited prior operations, we cannot predict the amount of distributions you may receive and we may be unable to pay, maintain or increase distributions over time. Our inability to acquire additional properties or make real estate-related investments or operate profitably may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions on our shares.

We have paid, and may continue to pay, our distributions from sources other than cash flow from operations, which has reduced the funds available for the acquisition of properties and may reduce our stockholders' overall return.

As of December 31, 2016, we have paid all of our cash distributions from proceeds from issuance of our common stock in the offering or under our distribution reinvestment plan. Our organization documents permit us to pay distributions from any source, including offering proceeds, borrowings, or sales of assets. We have not placed a cap on the use of offering or other proceeds to fund distributions. Our distribution policy is to fund the payment of regular distributions to our stockholders from cash flow from our operations.  However, we may not generate sufficient cash flow from operations to fund distributions.  Therefore, we may need to continue to utilize proceeds from the sale of securities, borrow funds or request that our advisor, in its discretion, defer its receipt of fees and reimbursement of expenses in order to make cash distributions. We can give no assurance that we will be able to pay distributions solely from our funds from operations in the future. If we continue to pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and stockholder overall return may be reduced.

Because we have paid, and may continue to pay, our cash distributions from sources other than cash flow from operations, such distributions may not reflect the current performance of our real property investments or our current operating cash flows, and may constitute a return of capital or taxable gain from the sale or exchange of property.
Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we have utilized offering proceeds to make cash distributions. Because the amount we pay out in distributions may exceed our cash flow from operations, the amount of distributions paid at any given time may not reflect the current performance our real property investments or our current cash flow from operations. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of capital (rather than a return on capital) and could reduce a stockholder's basis in our stock. A reduction in a stockholder's basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.
We may be unable to build a large, diversified portfolio of properties and the poor performance of a single investment could materially adversely affect our overall investment performance if we are unable to raise sufficient capital.

As of December 31, 2016, we raised approximately $56.4 million from the issuance and sale of shares of our common stock in our initial public offering, which ended as of December 31, 2016. We continue to seek to raise additional capital, including through the offer and sale of our preferred stock and warrants to acquire our common stock, in private placements solely to persons who meet the definition of an "accredited investor" as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended. Although we continue to seek to expand our portfolio of investments, the number of investments we may make may be limited by the amount raised in our stock offerings. If we are unable to raise significant additional proceeds, we will be thinly capitalized and may not be able to diversify our portfolio in terms of the numbers of investments we own and the areas in which our investments or the properties underlying our investments are located. Failure to build a diversified portfolio increases the likelihood that any single investment's poor performance would materially affect our overall investment performance. Our inability to raise substantial funds would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.
We depend upon the Advisor to find suitable investments. If it is unable to do so, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of the Advisor in the acquisition of our investments, including the determination of any financing arrangements. The Advisor's personnel have only limited experience in making direct investments in real estate. Stockholders will have no opportunity to evaluate the economic merits or the terms of our investments before and must rely entirely on the management abilities of the Advisor and the oversight of our board of directors. We cannot assure stockholders that the Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if the Advisor makes investments on our behalf, our objectives will be achieved.

Our Sponsor and its other affiliated entities, including MVP REIT, Inc., also rely on the Advisor's real estate, finance and securities professionals, including Mr. Shustek, to identify investment opportunities. To the extent that the Advisor's real estate, finance and securities professionals face competing demands upon their time in instances when we have capital ready for investment, we may face delays in execution of our investment strategy. Delays we encounter in the selection and acquisition of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

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

Any adverse changes in the Advisor's financial health or our relationship with the Advisor or its affiliates could hinder our operating performance and the return on investment.

We have engaged the Advisor to manage our operations and our portfolio of real property investments. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the Advisor and its affiliates as well as the Advisor's real estate, finance and securities professionals in the identification and acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. We also depend upon Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc., the owners of our advisor, to continue to support and fund our costs and expenses. Any adverse changes in the Advisor's financial condition or our relationship with the Advisor, its owners or its other affiliates could hinder the Advisor's ability to successfully manage our operations and our portfolio of investments.

The loss of key real estate, finance and securities professionals at our Sponsor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of a stockholder's investment.

Our success depends to a significant degree upon the contributions of Michael V. Shustek, who could be difficult to replace. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates' ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered, and the value of a stockholder's investment may decline.

We are not required to disclose an estimated net asset value, or NAV, per share of our common stock until May 2018 and the purchase price paid for our shares of common stock may be higher than such estimated NAV. The estimated NAV per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

To assist members of FINRA and their associated persons that participate in our primary offering, pursuant to FINRA Conduct Rules, we intend to have the Advisor prepare an annual report of the per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated values. For this purpose, we intend to use the price paid to acquire a common share in our primary offering as our estimated per share value until 150 days following the second anniversary of the date we satisfy the minimum offering requirement in the primary offering. This approach to valuing our shares may bear little relationship and will likely exceed what a stockholder might receive for his or her shares if they tried to sell them or if we liquidated our portfolio. We expect to disclose an estimated per share value of our shares no later than 150 days following the second anniversary of the date we satisfy the minimum offering requirement in the primary offering, or the Valuation Date, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated.

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

Commencing on the Valuation Date, we will base the repurchase prices for shares of our common stock at a price equal to our NAV per share. Our NAV will be based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our NAV per share may not reflect the amount that a stockholder might receive for his or her shares in a market transaction.

Commencing on the Valuation Date, we will base the repurchase prices for shares of our common stock on our NAV per share. The Advisor will be responsible for calculating our NAV no less frequently than annually. Our NAV will be calculated by estimating the market value of our assets and liabilities, many of which may be illiquid. Our board of directors will review the Advisor's NAV calculation. In connection with our NAV calculation, we expect that an independent valuation expert will appraise our portfolio and that the Advisor will review each appraisal. The Advisor will also determine the valuation of our portfolio and will compare each appraisal to its own determinations. If in the Advisor's opinion the appraisals are materially higher or lower than the Advisor's determinations of value, the Advisor will discuss the appraisals with the independent valuation expert. If the Advisor determines that the appraisals are still materially higher or lower than its valuations, a valuation committee, comprised of our independent directors, will review the appraisals and valuations, and make a final determination of value. Although the valuations of our portfolio will be approved by our board of directors, the valuations may not be precise because the valuation methodologies used to value a portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit existing stockholders or new purchasers of our shares of common stock.

A stockholder's ability to have his or her common shares repurchased is limited under our share repurchase program, and if a stockholder is unable to have his or her common shares repurchased, it may be at a price that is less than the price the stockholder paid for the common shares and the then-current market value of the common shares.

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

As a result of these limitations, the repurchase price a stockholder may receive upon any such repurchase may not be indicative of the price our stockholders would receive if our common shares were actively traded or if we were liquidated, and a stockholder should not assume that he or she will be able to sell all or any portion of his or her common shares back to us pursuant to our SRP or to third parties at a price that reflects the then current market value of the common shares or at all.

Future interest rate increases in response to inflation may inhibit our ability to conduct our business and acquire or dispose of real property at attractive prices and a stockholder's overall return may be reduced.

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

The pervasive and fundamental disruptions that the global financial markets have and may continue to undergo have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an "emergency" basis, suddenly and substantially eliminating market participants' ability to continue to implement certain strategies or manage the risk of their outstanding positions. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and the effect of such restrictions on us and our results of operations.

We disclose funds from operations, or FFO, a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, FFO is not equivalent to our net income or loss as determined under GAAP, and our computation of FFO may not be comparable to other REITs.

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under U.S. GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. GAAP. One non-U.S. GAAP supplemental performance measure that we consider due to the certain unique operating characteristics of real estate companies is known as funds from operations, or "FFO." The National Association of Real Estate Investment Trusts, or "NAREIT," an industry trade group, promulgated this measure which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In addition, NAREIT has recently clarified its computation of FFO, which includes adding back real estate impairment charges for all periods presented, however, under U.S. GAAP, impairment charges reduce net income. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent.

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

FFO should be reviewed in conjunction with other U.S. GAAP measurements as an indication of our performance. The exclusion of impairments limits the usefulness of FFO as a historical operating performance measure since an impairment indicates that the property's operating performance may have been permanently affected. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.

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

We have decided that the focus for our portfolio of investments and acquisitions will be parking facilities. Based on our current investment strategy to focus on parking facilities, including parking lots, parking garages and other parking structures, a decrease in the demand for parking facilities, or other developments adversely affecting such sectors of the property market would likely have a more pronounced effect on our financial performance than if we owned a more diversified real estate portfolio. Adverse changes in global, national and local economic conditions could have a negative impact on our business. If adverse economic conditions reduce discretionary spending, business travel or other economic activity that fuels demand for parking services, our revenues could be reduced. In addition, our parking facilities tend to be concentrated in urban areas. Users of our parking facilities include workers who commute by car to their places of employment in these urban centers. The return on our investments could be materially adversely affected to the extent that weak economic conditions or demographic factors have resulted in the elimination of jobs and high unemployment in these urban areas. In addition, increased unemployment levels, the movement of white-collar jobs from urban centers to suburbs or out of North America entirely, increased office vacancies in urban areas, movement toward home office alternatives or lower consumer spending could reduce consumer demand for parking, which could adversely impact our revenues and financial condition. Moreover, changing lifestyles and technology innovations also may decrease the need for parking spaces, thereby decreasing the demand for parking facilities. The need for parking spaces, for example, may decrease as the public increases its use of livery service companies and ride sharing companies or elects to take public transit for their transportation needs. Future technology innovations, such as driverless vehicles, also may decrease the need for parking spaces. These and other developments affecting the demand for parking could have a material, adverse effect on the value of our properties as well as our revenues and our distributions to stockholders.

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

Our leases expose us to certain risks.

We net lease our parking facilities to lessees that will either offer parking services to the public or provide parking to their employees. We rely upon the lessee to manage and conduct the daily operations of the facilities. In addition, under a net lease arrangement, the lessee is generally responsible for taxes and fees at a leased location. The loss or renewal on less favorable terms of a substantial number of leases, or a breach or other failure to perform by a lessee under a lease, could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the rental income associated with the leases (or an increase in anticipated expenses to the extent we are responsible for such expenses) also could have a material adverse effect on our business, financial condition and results of operations.

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

The value of real estate may be adversely affected by a number of risks, including:
	natural disasters such as hurricanes, earthquakes and floods;

	acts of war or terrorism, including the consequences of terrorist attacks;

	adverse changes in national and local economic and real estate conditions;

	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;

	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

	costs of remediation and liabilities associated with environmental conditions affecting properties; and

	the potential for uninsured or underinsured property losses.

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

Competition with third parties in acquiring and operating our investments may reduce our profitability and the return on stockholder's investment.

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

We will compete with numerous other persons to attract tenants to real property we acquire. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions.

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

Our parking facilities also may be subject to sales and parking taxes and, to the extent we are unable to require compliance by our lessee or manager of such regulations, or to the extent a lessee or manager fails to comply with such regulations, we may be obligated to withhold and remit such taxes or a direct assessment may be imposed upon us for failure to remit sales/parking taxes or failure to file the appropriate tax return.

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

We may enter into joint ventures with third parties, including with entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

	the possibility that our venture partner or co-tenant in an investment might become bankrupt or fail to fund their required capital contributions;

	that the venture partner or co-tenant may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

	that such venture partner or co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

	the possibility that we may incur liabilities as a result of an action taken by such venture partner;


that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;


the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

	the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.

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

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may seek to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, operations of our parking facilities and other tenant operations, the existing condition of land when we buy it, operations in the vicinity of our real property, such as the presence of underground storage tanks, oil leaks and other vehicle discharge, or activities of unrelated third parties may affect our real property. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real property, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operationsand, consequently, lower the amounts available for distribution to stockholders.

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

Investment in real property may be subject to the Americans with Disabilities Act of 1990, as amended, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA's requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.

Real property is an illiquid investment, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Real property is an illiquid investment. We may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. Also, we may acquire real properties that are subject to contractual "lock-out" provisions that could restrict our ability to dispose of the real property for a period of time.

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

The bankruptcy, insolvency or other loss of a significant lessee or parking facility manager may adversely impact our operations and our ability to pay distributions to our stockholders.

A single lessee accounted for a significant portion of our parking base rental revenue as of December 31, 2016.  See "Item 1. Business –Investment Strategy– Concentration" for more information.  The inability of any of our significant lessee or parking managers to pay rent or fees, as applicable, or a decision by a significant lessee or parking manager to terminate a lease or management agreement prior to, or at the conclusion of, their term or any other loss of a significant lessee or parking manager could have a significant negative impact on our results of operations or financial condition if a suitable replacement lessee or manager is not secured in a timely manner. The bankruptcy, insolvency or other loss of a significant lessee or parking facility manager may have an adverse impact on our income and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant's bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

Some of our assets will be classified for accounting purposes as "available-for-sale." These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders' equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.

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

We expect to purchase real estate investments located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:

	the burden of complying with a wide variety of foreign laws;

	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;


existing or new laws relating to the foreign ownership of real property and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person's or company's country of origin;

	the potential for expropriation;

	possible currency transfer restrictions;

	imposition of adverse or confiscatory taxes;

	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

	general political and economic instability in certain regions;

	the potential difficulty of enforcing obligations in other countries; and

	our limited experience and expertise in foreign countries relative to its experience and expertise in the United States.

Investments in properties outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders' equity.

Changes in foreign currency exchange rates used to value a REIT's foreign assets may be considered changes in the value of the REIT's assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency that are not considered cash or cash equivalents may adversely affect our status as a REIT.

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

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay distributions to our stockholders and the value of a stockholder's investment.

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

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of a stockholder's investment.

Our charter does not limit us from incurring debt until our borrowings would exceed 300% of our net assets. Further, we can increase our borrowings in excess of 300% of our net assets, if a majority of our independent directors approve such increase and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Our board of directors is required to review our debt levels at least quarterly. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of a stockholder's investment.

We expect to use credit facilities to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.

On October 5, 2016, we and MVP REIT, Inc. ("MVP REIT"), as borrowers, through our respective operating partnerships, entered into an unsecured credit agreement with KeyBank, National Association as the administrative agent and KeyBanc Capital Markets as the lead arranger.  Pursuant to the unsecured credit agreement, the borrowers were provided with a $30 million unsecured credit facility, which may be increased up to $100 million, in minimum increments of $10 million, for a maximum of $70 million increase. The unsecured credit facility has an initial term of two years, maturing on October 5, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.

We expect to use this credit facility and potential other credit facilities to finance some of our investments. In a weakening economic environment, we would generally expect credit quality to decline, resulting in a higher likelihood that the lenders would require partial repayment from us, which could be substantial. Posting additional collateral to support our credit facilities could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, which could have a material adverse effect on our business and operations.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage, or replace the Advisor. In addition, loan documents may limit our ability to replace a property's property manager or terminate certain operating or lease agreements related to a property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

Risks Related to Conflicts of Interest

The fees we and the Sponsor pay to affiliates in connection with our offering of common stock and in connection with the acquisition and management of our investments were not determined on an arm's length basis; therefore, we do not have the benefit of arm's length negotiations of the type normally conducted between unrelated parties.

The fees being paid to the Advisor, our affiliated selling agent and other affiliates for services they provide for us were not determined on an arm's length basis. As a result, the fees have been determined without the benefit of arm's length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

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

Our executive officers and the Advisor's key real estate, finance and securities professionals will face conflicts of interest caused by our compensation arrangements with the Advisor and its affiliates, which could result in actions that are not in the long-term best interests of our company.

Our executive officers and the Advisor's key real estate, finance and securities professionals are also officers, directors, managers and/or key professionals of our Sponsor, our affiliated selling agent and other affiliated entities. The Advisor, our affiliated selling agent and other affiliated entities will receive substantial fees from us. These fees could influence the advice given to us by the key personnel of the Advisor and its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:


the continuation, renewal or enforcement of our agreements with the Advisor, our affiliated selling agent and other affiliated entities, including the advisory agreement and the selling agreements with our selling agents;

	public offerings of equity by us, which would enable our affiliated selling agent to earn additional selling commissions and the Advisor to earn additional acquisition and asset management fees;


acquisitions of investments for us by affiliates, which entitle the Advisor to acquisition and asset management fees and, in the case of acquisitions of real property from other affiliated entities, might entitle affiliates of the Advisor to disposition fees in connection with services for the seller;

	real property sales, since the asset management fees payable to the Advisor will decrease;

	sales of real property, which entitle the Advisor to disposition fees; and

	borrowings to acquire investments, which borrowings will increase the asset management fees payable to the Advisor.

The fees the Advisor receives in connection with transactions involving the acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. Additionally, the payment of certain fees may influence the Advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In evaluating investments and other management strategies, the opportunity to earn fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates' compensation from us and other affiliates could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay distributions to stockholders or result in a decline in the value of their investment.

Our affiliated selling agent, MVP American Securities, will face conflicts of interest in connection with its due diligence review and investigation of us and otherwise relating to the services provided on our behalf.

MVP American Securities is an affiliate of the Advisor and received fees for acting as our affiliated selling agent in the primary offering. Because MVP American Securities is an affiliate, its due diligence review and investigation of us and our public offering documents cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer. In addition, MVP American Securities may act as a selling agent in future programs, if any, that may be sponsored by affiliates of the Advisor. We may compete for investors with any such future programs and any overlap of such offerings with our offering could adversely affect our ability to raise all the capital we seek in our initial public offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

Our Sponsor will face conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce stockholders overall investment return.

Our Sponsor and other affiliated entities rely on many of the same real estate, finance and securities professionals as the Advisor. Our investment strategy is very similar to that of our Sponsor and its affiliated entities, including MVP REIT, Inc. When these real estate, finance and securities professionals direct an investment opportunity to any affiliated entity, they, in their sole discretion, will offer the opportunity to the entity for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each entity. The allocation of investment opportunities could result in us investing in assets that provide less attractive returns, reducing the level of distributions we may be able to pay to stockholders.

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

The Advisor's real estate, finance and securities professionals acting on behalf of the Advisor will face competing demands relating to their time and this may cause our operations and a stockholder's investment to suffer.

Our Sponsor and other affiliated entities rely on many of the same real estate, finance and securities professionals as the Advisor, including Mr. Shustek, for the day-to-day operation of our business. Mr. Shustek is also an executive officer of other affiliated entities, including serving as the Chief Executive Officer of MVP REIT, Inc. As a result of his interests in other affiliated entities and the fact that he engages in and will continue to engage in other business activities on behalf of himself and others, Mr. Shustek will face conflicts of interest in allocating his time among us, our Sponsor and other affiliated entities and other business activities in which he is involved. These conflicts of interest could result in declines in the returns on our investments and the value of a stockholder's investment.

The Advisor may have conflicting fiduciary obligations if we enter into joint ventures or engage in other transactions with its affiliates. As a result, in any such transaction we may not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.

We have made and may continue to make co-investments in real estate with affiliates of the Advisor, including MVP REIT, through a joint venture. In these circumstances, the Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.

Our executive officers and the Advisor's key real estate, finance and securities professionals face conflicts of interest related to their positions and interests in our affiliates which could hinder our ability to implement our business strategy and to generate returns to stockholders.

Our executive officers and the Advisor's key real estate, finance and securities professionals are also executive officers, directors, managers and key professionals of MVP American Securities and/or other affiliated entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. In addition, our Sponsor may grant equity interests in the Advisor to certain management personnel performing services for the Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

We may purchase real property from third parties who have existing or previous business relationships with affiliates of the Advisor, and, as a result, in any such transaction, we may not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.

We may purchase real estate from third parties that have existing or previous business relationships with affiliates of the Advisor. The officers, directors or employees of the Advisor and its affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third parties.

A stockholder's interest in us could be diluted and we could incur other significant costs associated with being self-managed if we internalize our management functions.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire the Advisor's assets and the personnel that the Advisor utilizes to perform services on its behalf for us. The payment of such consideration could result in dilution of a stockholder's interest and could reduce the income per share attributable to a stockholder's investment. Additionally, although we would no longer bear the costs of the various fees and expenses we expect to pay to the Advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants. We may issue equity awards to officers, employees and consultants, which awards would decrease our net income and funds from operations and may further dilute a stockholder's investment. We cannot reasonably estimate the amount of advisory fees we would save or the costs we would incur if we become self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to the Advisor, our income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to our stockholders and the value of our shares.

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of cash available for us to originate or acquire assets, and to pay distributions. If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, the Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become employees of the Advisor but may instead remain employees of the Sponsor or its affiliates. In addition, the advisory agreement provides that we will not solicit or hire the employees of the Advisor or any of its affiliates during the term of the respective agreement and for a one-year period thereafter. As a result, our board of directors, including a majority of our independent directors, may determine that it is appropriate for us to pay the Advisor consideration in order to cause it to relinquish these restrictive covenants and allow us to hire certain personnel who were performing services for us prior to the internalization.  However, no transaction with our Advisor may be undertaken unless our board of directors (including a majority of the independent directors) approve the transaction as fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments.

Risks Related to Our Corporate Structure

Our rights and the rights of our stockholders to recover claims against directors, including our independent directors, and our officers are limited, which could reduce a stockholder's and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that, subject to the limitations under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages and that we must generally indemnify directors and officers for losses unless, in the case of independent directors, they are grossly negligent or engage in willful misconduct or, in the case of non-independent directors or officers, they are negligent or engage in misconduct. As a result, a stockholder and we may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce a stockholder's and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our directors (as well as by our officers, employees and agents) in some cases, which would decrease the cash otherwise available for distribution to stockholders.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Code, among other purposes, our charter generally prohibits a person from beneficially or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding common stock, unless exempted, prospectively or retroactively, by our board of directors. This limit can generally be waived and adjusted by our board of directors prospectively or retroactively. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the interest of the our stockholders (and even if such change in control would not reasonably jeopardize our REIT status). This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. In addition, these provisions may also decrease a stockholder's ability to sell their shares of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued shares of common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of repurchase of any such classes or series of stock. Thus, our board of directors could authorize the issuance of shares of a class or series of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of our stockholders. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to our stockholders. However, the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel.

We are not and do not plan to be registered as an investment company under the Investment Company Act, and therefore we will not be subject to the requirements imposed and stockholder protections provided by the Investment Company Act; maintaining an exemption from registration may limit or otherwise affect our investment choices.

Neither we, our operating partnership, nor any of our subsidiaries are registered or intend to register as an investment company under the Investment Company Act. Our operating partnership's and subsidiaries' investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we engage, through our operating partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our public offering ends.

If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

	limitations on capital structure;

	restrictions on specified investments;

	prohibitions on transactions with affiliates; and

	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. We are organized as a holding company that conducts its businesses primarily through our operating partnership and its subsidiaries. We believe neither we nor our operating partnership nor the subsidiaries will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership nor the subsidiaries will engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership's wholly owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property.

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term "investment securities," among other things, are (i) U.S. government securities and (ii) securities issued by majority-owned subsidiaries that are (a) not themselves investment companies and (b) not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act relating to private investment companies. We believe that we, our operating partnership and the subsidiaries of our operating partnership will each comply with the 40% test as we have invested in real property, rather than in securities, through our wholly and majority-owned subsidiaries. As our subsidiaries will be investing either solely or primarily in real property, they would be outside of the definition of "investment company" under Section 3(a)(1)(C) of the Investment Company Act. As we are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business of investing in real property through wholly-owned or majority-owned subsidiaries. We monitor our holdings to ensure continuing and ongoing compliance with the 40% test.

Even if the value of investment securities held by one of our subsidiaries were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in "mortgage and other liens on and interests in real estate," which we refer to as "qualifying real estate assets," and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets.

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

In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within the definition of investment company under Section 3(a)(1)(C) of the Investment Company Act, we believe that we would still qualify for the exception from the definition of "investment company" provided by Section 3(c)(6). Although the SEC or its staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate assets owned by wholly owned or majority-owned subsidiaries of our operating partnership.

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

We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an "emerging growth company," as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies."

We could remain an "emerging growth company" for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1 billion, (2) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold stockholder advisory votes on executive compensation. Certain of these exemptions are inapplicable to us because of our structure as an externally managed REIT, and we have not made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that applicable to us.

In addition, the JOBS Act provides that an "emerging growth company" can take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks a stockholder faces.

Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law, or MGCL, and our charter, our stockholders have a right to vote only on limited matters. Our board's broad discretion in setting policies and our stockholders' inability to exert control over those policies increase the uncertainty and risks a stockholder faces.

Stockholder's interest in us will be diluted if we issue additional shares.

Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 100,000,000 shares of capital stock, of which 98,999,000 shares are classified as common stock, par value $0.0001 per share, 1,000,000 shares are classified as preferred stock, par value $0.0001 per share, and 1,000 shares are classified as convertible stock, par value $0.0001 per share. We have designated 50,000 shares of our preferred stock as the Series A Redeemable Convertible Preferred Stock, or the Series A preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock), options, warrants and other rights, on such terms and for such consideration as our board of directors in its sole discretion may determine.  We may issue additional shares of common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Any such issuance could result in dilution of our stockholders' equity in the Company.

In particular, stockholders, including those who acquired shares of common stock in our initial public offering, have no rights to buy any additional shares of stock or other securities if we issue new shares of stock or other securities. Stockholders who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, stockholders also may experience dilution in the book value and fair mark value of, and the amount of distributions paid on, their shares.

Our Charter also authorizes our board of directors, without stockholder approval, to designate and issue any classes or series of preferred stock (including equity or debt securities convertible into preferred stock) and to set or change the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. Because our board of directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers, and rights senior to the rights of holders of common stock or preferred stock.

Under this power, our board of directors has created the Series A preferred stock which ranks senior to our common stock with respect to the payment of dividends and rights upon liquidation, dissolution or winding up.  Specifically, payment of any distribution preferences on the Series A preferred stock, or any future series of preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of our preferred stock are entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. Holders of our preferred stock will have the right to require us to convert their shares into shares of our common stock. The conversion of our preferred stock into common stock may further dilute the ownership interest of our common stockholders. Following a "Listing Event", we also have the right but not the obligation to redeem the Series A preferred stock and Series 1 Preferred Stock. We may make such redemption payments in the form of shares of our common stock, which may further dilute the ownership interest of our common stockholders.

Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our common stock. If we elect to redeem any of our preferred stock with cash, the exercise of such rights may reduce the availability of our funds for investment purposes or to pay for distributions on our common stock. A "Listing Event" is defined in the Articles Supplementary for the Series A preferred stock and Series 1 preferred stock as an liquidity event involving the listing of our shares of common stock on national securities exchange or a merger or other transaction in which our stockholders will receive shares listed on a national securities exchange as consideration in exchange for their shares in the Company.

Any sales or perceived sales in the public market of shares of our common stock issuable upon the conversion or redemption of our preferred stock could adversely affect prevailing market prices of shares of our common stock. The issuance of common stock upon any conversion or redemption of our preferred stock also may have the effect of reducing our net income per share (or increasing our net loss per share). In addition, if a Listing Event occurs, the existence of our preferred stock may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our common stock.

Payment of fees to the Advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of their investment in our shares.

The Advisor and its affiliates perform services for us in connection with the selection, acquisition, and management of our investments. We pay them substantial fees for these services, which will result in immediate dilution to the value of a stockholder's investment and will reduce the amount of cash available for investment or distribution to stockholders. We may increase the compensation we pay to the Advisor subject to approval by our board of directors, including the independent directors, and other limitations in our charter, which would further dilute a stockholder's investment and the amount of cash available for investment or distribution to stockholders. We estimate that 100% of the gross proceeds from the primary offering will be available for investments. We intend to use a portion of this amount to pay fees and expenses to the Advisor in connection with the selection and acquisition of our real estate investments, which amounts cannot be determined at the present time. We may also maintain a working capital reserve. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets. Moreover, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares of our common stock. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares of common stock are listed on a national securities exchange.

Our board of directors could opt into certain provisions of the MGCL relating to deterring or defending hostile takeovers in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, "business combinations" between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder and thereafter may only be consummated if approved by two supermajority votes of our stockholders. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Pursuant to the Maryland Business Combination Act, our board of directors has exempted any business combinations between us and any person. Consequently, the five-year prohibition and the super-majority vote requirements do not apply to business combinations between us and any person.  As a result, such parties may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions in the statute.  Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.

Our charter includes a provision that may discourage a person from launching a mini-tender offer for our shares.

Our charter provides that any tender offer made by a person, including any "mini-tender" offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended, or the Exchange Act. A "mini-tender offer" is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with these requirements, no stockholder may transfer shares of our common stock to such offeror unless such stockholder shall have first offered such shares to us for purchase at the tender offer price. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with that offeror's noncompliance. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent stockholders from receiving a premium price for their shares in such a transaction.

Federal Income Tax Risks

Failure to maintain our status as a REIT could adversely affect our operations and our ability to make distributions.

We intend to qualify as a real estate investment trust, or a REIT, for federal income tax purposes. Although we have received an opinion of counsel with respect to our qualification as a REIT, investors should be aware, among other things, that such opinion does not bind the Internal Revenue Service and was based on certain representations as to factual matters and covenants made by us. Both the validity of such opinion and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. Importantly, as of the date hereof we have a limited operating history and both the opinion and any other assessment regarding our qualification as a REIT depends wholly on projections regarding our future activities and our ability, within one year after our receipt thereof, to apply the proceeds of the Offering to qualifying assets for purposes of the REIT requirements.

If we were to fail to maintain our status as a REIT for any taxable year, or if our board of directors determined to revoke our REIT election, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, absent IRS relief, distributions to stockholders would no longer be deductible in computing our taxable income, and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur, e.g., from (i) the effect of non-deductible capital expenditures, (ii) the creation of reserves, (iii) the recognition of original issue discount or (iv) required debt amortization payments. If we do not have other funds available in these situations, it might be necessary to arrange for short-term, or possibly long-term, borrowings, or to pay dividends in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholder's investment. In the event in-kind distributions are made, a stockholder's tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to a stockholder during such year. Distributions in kind shall not be permitted, except for distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for the dissolution of the corporation and the liquidation of its assets in accordance with the terms of the charter or distributions in which (a) the board advises each stockholder of the risks associated with direct ownership of the property, (b) the board offers each stockholder the election of receiving such in-kind distributions and (c) in-kind distributions are made only to those stockholders that accept such offer.

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

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a "prohibited transaction," generally sales of property held primarily for sale to customers in the ordinary course of business, will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns to claim refunds. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:


Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are


predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;


Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock;


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

We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity's ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate-related assets. The remainder of our investments (other than government securities and qualified real estate-related assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets (other than government securities and qualified real estate-related assets) can consist of the securities of any one issuer, no more than 25% (20% after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by "nonqualified publicly offered REIT debt instruments." If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments to maintain REIT status. Such action may subject the REIT to the tax on prohibited transactions, discussed below.

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

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on a Stockholder's investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, other than our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real property and lease it back to the sellers of such property. We cannot assure stockholders that the Internal Revenue Service will not challenge any characterization of such a lease as a "true lease," which would allow us to be treated as the owner of the property for federal income tax purposes. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or the "income tests" and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of any taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Unless an exemption is granted prospectively or retroactively by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8%, in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of common stock following the completion of the Offering. Generally, this limit can be waived and adjusted by the board of directors. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, 10% or more of any of our tenants. Our board of directors may grant an exemption from the 9.8% ownership limit prospectively or retroactively in its sole discretion, subject to such conditions, representations and undertakings as required by our charter or as it may determine. These and other ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits and the other restrictions on ownership and transfer in our charter might also delay or prevent a transaction or a change in our control that might involve a premium price for our stock or otherwise be in the best interests of our stockholders.

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

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under the Foreign Investment in Real Property Tax Act of 1980, or "FIRPTA," on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a "domestically controlled REIT." A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT.

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

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, or ERISA, (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock. If stockholders are investing the assets of such a plan (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, stockholders should satisfy their self that:

	stockholder investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

	stockholder investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan or account's investment policy;


stockholder investment satisfies the prudence and diversification requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and/or the Internal Revenue Code;

	stockholder investment will not impair the liquidity of the plan or IRA;

	stockholder investment will not produce unrelated business taxable income, referred to as UBTI for the plan or IRA;

	stockholders you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

	stockholder investments will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually by publishing such value in reports filed with the SEC.
This estimated value may not reflect the proceeds a stockholder would receive upon our liquidation or upon the sale of his or her shares. Accordingly, we can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Prior to March 2017, our corporate headquarters were located at 12730 High Bluff Drive, Suite 110, San Diego, CA  92130.  During March 2017, the Company moved our headquarters to our Southern Nevada office, located at 8880 West Sunset Road, Suite 240, Las Vegas, Nevada 89148.  The office in San Diego will be closed on March 31, 2017.

As of December 31, 2016, the Company had acquired, along with affiliated entities, 17 properties of which the Company's share of the aggregate purchase price total $51.8 million, plus closing costs.  These acquisitions were funded by the ongoing initial public offering, through the issuance of the Company's common stock and financing.

The following map and table sets forth the property name, percentage owned, location and other information with respect to the parking lots/facilities that the Company had acquired as of December 31, 2016:

The location marks are based on dollar amounts MVP REIT II paid for each property at the time of purchase in relation to total purchases held at December 31, 2016.

Property Name	Location	Purchase Date	Property Type	# Spaces	Property Size (Acres)	Retail Sq Ft	Initial Aggregate Purchase Price	% Owned
Minneapolis City Parking, LLC	Minneapolis, MN	1/6/2016	Lot	270	4.36	N/A	$9,395,000	13.0%
MVP Denver Sherman 1935, LLC	Denver, CO	2/12/2016	Lot	72	0.43	N/A	$2,437,500	24.0%
MVP Cleveland West 9th, LLC (1)	Cleveland, OH	5/11/2016	Lot	254	2.16	N/A	$5,675,000	51.0%
33740 Crown Colony, LLC (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,030,000	51.0%
MCI 1372 Street, LLC	Canton, OH	7/8/2016	Lot	68	0.44	N/A	$700,000	100.0%
MVP St. Louis Washington, LLC	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$3,000,000	100.0%
MVP Louisville Station Broadway, LLC	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,050,000	100.0%
MVP Houston Jefferson Lot, LLC (2)	Houston, TX	11/22/2016	For Sale	76	0.52	N/A	$700,000	100.0%
MVP Houston Preston Lot, LLC	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,800,000	20.0%
MVP Houston San Jacinto Lot, LLC	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,200,000	100.0%
MVP Bridgeport Fairfield Garage, LLC	Bridgeport, CT	3/30/2016	Garage	878	1.01	4,349	$7,800,000	10.0%
MVP San Jose 88 Garage, LLC	San Jose, CA	6/15/2016	Garage	328	1.33	N/A	$3,575,500	100.0%
MVP Cincinnati Race Street Garage, LLC	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$4,500,000	100.0%
MVP St. Paul Holiday Garage, LLC	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,200,000	100.0%
White Front Garage Partners, LLC	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,496,000	80.0%
Cleveland Lincoln Garage Owners, LLC	Cleveland, OH	10/19/2016	Garage	536	1.20	45,272	$7,316,950	100.0%
MVP Minneapolis Venture, LLC	Minneapolis, MN	1/6/2016	For Sale	185	4.36	N/A	$6,100,000	13.0%

(1)	In November 2016, these properties were merged into one holding company called West 9th Street Properties II, LLC, for the purposes of debt financing.
(2)	During March 2017, the Company signed an unsolicited Purchase Sales Agreement.

All of the Company's parking facilities were fully leased to a parking operator as of December 31, 2016, except for our MVP San Jose 88 Garage, LLC, which is under a one year parking management agreement.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes.  As of March 24, 2017, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. The Company does not expect shares to become listed in the near future, and they may not become listed at all. The board of directors does not anticipate evaluating a transaction providing liquidity for stockholders until after the date the Offering closes. The charter does not require the board of directors to pursue a liquidity event. Due to the uncertainties of market conditions in the future, the Company believes setting finite dates for possible, but uncertain, liquidity events may result in actions not necessarily in the best interests or within the expectations of the Company's stockholders. The Company expects that the Company's board of directors, in the exercise of its fiduciary duty to stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of stockholders. A liquidity event could include (1) the sale of all or substantially all assets either on a portfolio basis or individually followed by a liquidation, in which the net proceeds are distributed to stockholders, (2) a merger or another transaction approved by the board of directors in which stockholders will receive cash and/or shares of a publicly traded company or (3) a listing of shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available at all.

In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of the Company's common shares or to participate in any future offering of common shares, the Company is required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to stockholders a per share estimated value of the Company's common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, the Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in the Company's common shares. For these purposes, the estimated value of shares shall be deemed to be $25.00 per share as of December 31, 2015. The basis for this valuation is the net investment amount of the Company's shares, which is based on the "amount available for investment" percentage shown in the estimated use of proceeds table in the prospectus for the Offering.

Stockholder Information

As of March 21, 2017, there were 1,684 holders of record of the Company's common shares and 37 holders of record of the Company's preferred shares. The number of stockholders is based on the records of the Company's transfer agent.

Distribution Policy

In order to qualify as a REIT, the Company is required to distribute 90% of annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on the Company's financial condition and such other factors as the Company's board of directors deems relevant.

It is the Company's intention that cash distributions will be paid from modified funds from operations; however, the Company may also pay distributions from sources other than cash flow from operations, including the sale of assets, borrowings or offering proceeds. The Company has no limits on the amounts the Company may pay from such sources. The Company may also pay dividends in shares of the Company's common stock. If the Company continues to pay distributions from sources other than the Company's cash flow from operations, the funds available for investments would be reduced and the stockholders share value may be diluted. The Company may be forced to cease paying distributions if cash flows and other resources are insufficient to sustain such payments. The Company expects that the board of directors will authorize and the Company will declare distributions based on a record date on the 24th of each month, and the Company expects to pay distributions on the 10th day of the following month (or the next business day if the 10th is not a business day), monthly in arrears.

If the Company does not have sufficient cash flow from operations to make required distributions, the Company may need to borrow funds, request that the Advisor, in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. At the end of each calendar quarter, the Company will provide notice to the stockholders identifying the source or sources of the distribution payments made in the quarter then ended. If the Company pays distributions from sources other than cash flow from operations, the Company will have less funds available for investments and the stockholder's overall return will be reduced. If the aggregate amount of cash distributions in any given year exceeds the amount of the Company's current and accumulated earnings and profits, a stockholder's share of such excess amount (i) first will be a return on capital, reducing such stockholder's tax basis in its stock, but not below zero, and (ii) thereafter, will result in gain from the sale or exchange of such stock to the extent such share of such excess amount exceeds such basis.

From inception through December 31, 2016, the Company has paid approximately $0.7 million in distributions including approximately $0.5 million in DRIP distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Distributions" for more information on distributions.

Distribution Reinvestment Plan

The Company currently has a distribution reinvestment plan pursuant to which the Stockholder may have the distributions received automatically reinvested in additional shares of the Company's common stock. The Stockholder may purchase common stock under the Company's distribution reinvestment plan for $25.00 per share. However, the Company may amend the plan to offer shares at such prices as the Company determines necessary or appropriate to ensure the Company's dividends are not "preferential" for incomes tax purposes. No sales commissions will be paid in connection with shares purchased pursuant to the Company's distribution reinvestment plan.

Investors participating in the Company's distribution reinvestment plan may purchase fractional shares. If sufficient shares of the Company's common stock are not available for issuance under the Company's distribution reinvestment plan, the Company will remit excess distributions in cash to the participants. If the Stockholder elects to participate in the distribution reinvestment plan, the Stockholder must agree that, if at any time the Stockholder fails to meet the applicable investor suitability standards or cannot make the other investor representations or warranties set forth in the then current prospectus, the subscription agreement or the Company's articles relating to such investment, the Stockholder will promptly notify us in writing of that fact.

Stockholders purchasing common stock pursuant to the distribution reinvestment plan will have the same rights and will be treated in the same manner as if such common stock were purchased pursuant to this offering.

At least quarterly, the Company will provide each participant a confirmation showing the amount of the distributions reinvested in the Company's shares during the covered period, the number of shares of the Company's common stock owned at the beginning of the covered period, and the total number of shares of common stock owned at the end of the covered period. The Company have the discretion not to provide a distribution reinvestment plan, and a majority of the Company's board of directors may amend, suspend or terminate the Company's distribution reinvestment plan for any reason (except that the Company may not amend the distribution reinvestment plan to eliminate a participant's ability to withdraw from the plan) at any time upon 10 days' prior notice to the participants. The Stockholder's participation in the plan will also be terminated to the extent that a reinvestment of the Stockholder's distributions in the Company's common stock would cause the percentage ownership limitation contained in the Company's charter to be exceeded. Otherwise, unless the Stockholder terminate the Stockholder's  participation in the Company's distribution reinvestment plan in writing, the Stockholder's  participation will continue even if the shares to be issued under the plan are registered in a future registration. The Stockholder may terminate the Stockholder's participation in the distribution reinvestment plan at any time by providing us with 10 days' written notice. A withdrawal from participation in the distribution reinvestment plan will be effective only with respect to distributions paid more than 30 days after receipt of written notice. Generally, a transfer of common stock will terminate the stockholder's participation in the distribution reinvestment plan as of the first day of the month in which the transfer is effective.

If the Stockholder participates in the Company's distribution reinvestment plan and are subject to federal income taxation, the Stockholder will incur a tax liability for distributions allocated to the Stockholder even though the Stockholder has elected not to receive the distributions in cash, but rather to have the distributions withheld and reinvested in the Company's common stock. Specifically, the Stockholder will be treated as if the Stockholder have received the distribution from us in cash and then applied such distribution to the purchase of additional shares of the Company's common stock. The Stockholder will be taxed on the amount of such distribution as ordinary income to the extent such distribution is from current or accumulated earnings and profits, unless the Company has designated all or a portion of the distribution as a capital gain distribution. In addition, the difference between the public offering price of the Company's shares and the amount paid for shares purchased pursuant to the Company's distribution reinvestment plan may be deemed to be taxable as income to participants in the plan. Please see "Risk Factors — Federal Income Tax Risks — The Stockholder may have current tax liability on distributions if the Stockholder elect to reinvest in shares of the Company's common stock."

Notwithstanding any of the foregoing, an investor's participation in the Company's distribution reinvestment plan will terminate automatically if the Company dishonors, or partially dishonors, any requests by such investor to redeem the Company's shares of common stock in accordance with the Company's share repurchase program. The Company will notify investors of any such automatic termination from the Company's distribution reinvestment plan.

Share Repurchase Program

The Company will have a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company's capital or operations.

Prior to the time that the Company's shares are listed on a national securities exchange, the repurchase price per share will depend on the length of time investors have held such shares as follows: no repurchases for the first two years unless shares are being repurchased in connection with a stockholder's death or disability (as defined in the Code).  Repurchase requests made in connection with the death or disability of a stockholder will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company has established an estimated NAV per share, 100% of such amount as determined by the Company's board of directors, subject to any special distributions previously made to the Company's stockholders. With respect to all other repurchases, prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 95.0% of the purchase price paid for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, and 97.0% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated NAV per share of common stock, the purchase price will be 95.0% of the NAV per share for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, 97.0% of the NAV per share if redeemed at any time between the third and fifth anniversaries, and 100.0% of the NAV per share if redeemed after the fifth anniversary. In the event that the Company does not have sufficient funds available to repurchase all of the shares for which repurchase requests have been submitted in any quarter, the Company will repurchase the shares on a pro rata basis on the repurchase date. The SRP will be terminated if the Company's shares become listed for trading on a national securities exchange or if the Company's board of directors determines that it is in the Company's best interest to terminate the SRP.

The Company is not obligated to repurchase shares of common stock under the share repurchase program. The number of shares to be repurchased during the calendar quarter is limited to the lesser of: (i) 5% of the weighted average number of shares outstanding during the prior calendar year, and (ii) those repurchases that could be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by the Company's board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested in connection with the death or qualifying disability of a stockholder..  Because of these limitations, the Company cannot guarantee that the Company will be able to accommodate all repurchase requests.

The Company will repurchase shares as of March 31, June 30, September 30, and December 31 of each year.  Each stockholder whose repurchase request is approved will receive the repurchase payment approximately 30 days following the end of the applicable quarter, effective as of the last day of such quarter.  The Company refers to the last day of such quarter as the repurchase date.  If funds available for the Company's share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, repurchases due to the death of a stockholder, on the basis of the date of the request for repurchase; (ii) next, in the discretion of the Company's board of directors, repurchases because of other involuntary exigent circumstances, such as bankruptcy; (iii) next, repurchases of shares held by stockholders subject to a mandatory distribution requirement under the stockholder's IRA; and (iv) finally, all other repurchase requests based upon the postmark of receipt. If the Stockholder's repurchase request is not honored during a repurchase period, the Stockholder will be required to resubmit the request to have it considered in a subsequent repurchase period.

The board of directors may, in its sole discretion, terminate, suspend or amend the share repurchase program upon 30 days' written notice without stockholder approval if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the stockholders.  Among other things, the Company may amend the plan to repurchase shares at prices different from those described above for the purpose of ensuring the Company's dividends are not "preferential" for incomes tax purposes.  Any notice of a termination, suspension or amendment of the share repurchase program will be made via a report on Form 8-K filed with the SEC at least 30 days prior to the effective date of such termination, suspension or amendment.  The board of directors may also limit the amounts available for repurchase at any time in its sole discretion.  Notwithstanding the foregoing, the share repurchase program will terminate if the shares of common stock are listed on a national securities exchange.  At December 31, 2016, no shares had been redeemed.

As of the date of this filing, no shares have been redeemed.

Use of Offering Proceeds

Common Shares

On October 22, 2015, the Company's registration statement on Form S-11 registering a public offering (No. 333-205893) of up to $550,000,000 in shares of the Company's common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and the Company commenced the initial public offering. The Company offered up to 20,000,000 shares of its common stock to the public in the primary offering at $25.00 per share and continues to offer up to 2,000,000 shares of its common stock pursuant to the distribution reinvestment plan at $25.00 per share. The Company entered into selling agreements with MVP American Securities, LLC ("MVP AS") and other non-affiliated selling agents to distribute shares of the Company's common stock to its clients. . As of December 31, 2016, the Company ceased all selling efforts for the initial public offering but may accept additional subscriptions through March 31, 2017.

As of December 31, 2016, the Company had 2,301,828 shares of common stock issued and outstanding for a total of approximately $56.1 Million, less offering costs.

The following is a table of summary of offering proceeds from inception through December 31, 2016:

Type	Number of Shares - Common	Value
Issuance of common stock	2,254,253	56,356,000
DRIP shares	18,311	--
Dividend shares	29,264	--
Distributions	--	(274,000)
Deferred offering costs	--	(1,086,000)
Contribution from Advisor		1,147,000

Total	2,301,828	$56,143,000

From October 22, 2015 through December 31, 2016, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor.  From October 22, 2015 through December 31, 2016, the net proceeds to the

Company from its offering, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were $56.1 million.  A majority of these proceeds were used to make investments in parking facilities, and our portion of the purchase price for these parking facilities was approximately $51.8 million. In addition, a portion of these proceeds were used to make cash distributions of approximately $274,000 to the Company's stockholders.  The ratio of the costs of raising capital to the capital raised is approximately 2.0%.

Recent Sales of Unregistered Securities

On May 26, 2015, the Company issued 8,000 shares of common stock at $25.00 per share to MVP Capital Partners II, LLC, the Sponsor, in exchange for $200,000 in cash.  The Company relied on Section 4(a)(2) of the Securities Act for the exemption from the registration requirements of the Securities Act of 1933, as amended.

The Series A preferred stock and warrants have not been registered under the Securities Act of 1933, as amended (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company is relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506(c) of Regulation D promulgated thereunder by the Securities and Exchange Commission (the "SEC"). The Company has filed file a Form D with the SEC in accordance with the requirements of Regulation D.  This Offering was closed on March 23, 2017.

Long-Term Incentive Plan

The Company's board of directors has adopted a long-term incentive plan which the Company will use to attract and retain qualified directors, officers, employees, and consultants. The Company's long-term incentive plan will offer these individuals an opportunity to participate in the Company's growth through awards in the form of, or based on, the Company's common stock. The Company currently anticipates that the Company will not issue awards under the Company's long-term incentive plan, although the Company may do so in the future, including to the Company's independent directors as a form of compensation.

The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company's affiliates' selected by the board of directors for participation in the Company's long-term incentive plan. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10% of the outstanding shares of the Company's common stock on the date of grant of any such stock options. Stock options may not have an exercise price that is less than the fair market value of a share of the Company's common stock on the date of grant.

The Company's board of directors or a committee appointed by the Company's board of directors will administer the long-term incentive plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the long-term incentive plan if the grant or vesting of the awards would jeopardize the Company's status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under the Company's charter. Unless otherwise determined by the Company's board of directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

The Company has authorized and reserved an aggregate maximum number of 500,000 shares for issuance under the long-term incentive plan. In the event of a transaction between the Company's company and the Company's stockholders that causes the per-share value of the Company's common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

The Company's board of directors may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the Company's board of directors and stockholders, unless extended or earlier terminated by the Company's board of directors. The Company's board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The Company's board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the long-term incentive plan will be effective without the approval of the Company's stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the year ended December 31, 2016, no grants have been made under the long-term incentive plan.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

MVP REIT II, Inc. (the "Company," "we," "us," or "our") is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016. As of December 31, 2016, the Company ceased all selling efforts for the initial public offering (the "Offering") of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act.  As of December 31, 2016, the Company raised approximately $56.4 million in the Offering before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $274,000.

The Company has also registered $50 million in shares of common stock for issuance pursuant to a distribution reinvestment plan (the "DRIP") under which common stock holders may elect to have their distributions reinvested in additional shares of common stock at $25.00 per share.

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

The Company utilizes an Umbrella Partnership Real Estate Investment Trust ("UPREIT") structure to enable us to acquire real property in exchange for limited partnership interests in the Company's Operating Partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to us in exchange for shares of the Company's common stock or cash.

As part of the Company's initial capitalization, the Company sold 8,000 shares of common stock for $200,000 to MVP Capital Partners II, LLC (the "Sponsor"), the sponsor of the Company. The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc., a Maryland corporation and NADSAQ-listed company that has provided notice of its intent to delist from Nasdaq on or about March 30, 2017 ("VRM II"), and 40% by Vestin Realty Mortgage I, Inc., a Maryland corporation and NASDAQ-listed company ("VRM I"), both which are managed by Vestin Mortgage, LLC, a Nevada limited liability company in which Michael Shustek owns a significant majority.  The Company also sold 5,000 shares of common stock directly to VRM II.

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

From inception through December 31, 2016, the Company had paid approximately $274,000 in cash, issued 18,311 shares of its common stock as DRIP and issued 29,264 shares of its common stock as dividend in distributions to the Company's stockholders.  All of the cash distributions have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

During the year ended December 31, 2016, MVP REIT acquired an ownership interest in the following properties:

Property Name	MVP REIT II %	MVP REIT %	Total Purchase Price	Purchase Date	Parking Lease is with	Tenant Portion of Property Tax	Term in Years	Annual Base Rent	Revenue Sharing Starting Point $
Consolidated Properties listed as investments in real estate
MVP San Jose 88 Garage	100.00%	0.00%	$3,575,500	6/15/2016	ABM	N/A	1	N/A	Management Agreement
MCI 1372 Street	100.00%	0.00%	$700,000	7/8/2016	ABM	$3,034	5	$50,000	70% > $100,000
MVP Cincinnati Race Street Garage	100.00%	0.00%	$4,500,000	7/8/2016	SP +	$120,000	5	$330,000	70%> 610,000
MVP St. Louis Washington	100.00%	0.00%	$3,000,000	7/18/2016	SP +	N/A	5	$162,500	70%> $245,000
MVP St. Paul Holiday Garage	100.00%	0.00%	$8,200,000	8/12/2016	Interstate Parking	$150,000	10	$534,500	75% > $900,000
MVP Louisville Station Broadway	100.00%	0.00%	$3,050,000	8/23/2016	Riverside Parking	$25,000	5	$200,000	75% > $275,000
Cleveland Lincoln Garage Owners	100.00%	0.00%	$7,316,950	10/19/2016	SP +	$125,000	5	$500,000	80% > $900,000
MVP Houston Jefferson Lot	100.00%	0.00%	$700,000	11/22/2016	iPark Services	N/A	10	$87,000	65% > $154,000
MVP Houston San Jacinto Lot	100.00%	0.00%	$3,200,000	11/22/2016	iPark Services	N/A	10	$264,000	65% > $325,000

White Front Garage Partners	80.00%	20.00%	$11,496,000	9/30/2016	Premier Parking	ALL	10	$700,000	70% > $850,000
MVP Cleveland West 9th (1)	51.00%	49.00%	$5,675,000	5/11/2016	SP +	$120,000	5	$330,000	70% >650,000
33740 Crown Colony (1)	51.00%	49.00%	$3,030,000	5/17/2016	SP +	$40,000	5	$185,000	70% >$325,000
Investment in equity method investee
MVP Denver Sherman 1935	24.00%	76.00%	$2,437,500	2/12/2016	SP +	N/A	10	$120,000	70% > $160,000
MVP Houston Preston Lot	20.00%	80.00%	$2,800,000	11/22/2016	iPark Services	N/A	10	$228,000	65% > $300,000
Investment in cost method investees
Minneapolis City Parking	13.00%	87.00%	$9,395,000	1/6/2016	SP +	N/A	5	$800,000	0% > $1,032,000
MVP Bridgeport Fairfield Garage	10.00%	90.00%	$7,800,000	3/30/2016	SP +	$100,000	10	$400,000	65%> $775,000
Assets held for sale
MVP Minneapolis Venture	13.00%	87.00%	$6,100,000	1/6/2016	N/A	N/A	N/A	N/A	N/A
MVP Houston Jefferson Lot	100.00%	0.00%	$700,000	11/22/2016	iPark Services	N/A	10	$87,000	65% > $154,000

(1)	In November 2016, these properties were merged into one holding company called West 9th Street Properties II, LLC, for the purposes of debt financing.

During January 2017, the Company and MVP REIT, through MVP Detroit Center Garage, LLC ("MVP Detroit Center"), an entity owned by the Company and MVP REIT, acquired a multi-level parking garage consisting of approximately 1,275 parking spaces, located in Detroit, Michigan, for a purchase price of $55.0 million, plus acquisition and financing-related transaction costs.  The Company owns an 80% equity interest in the MVP Detroit Center and MVP REIT II owns a 20% equity interest.  The parking garage will be operated by SP Plus Corporation ("SP+") under a long-term lease, where SP will be responsible for the first $572,000 in property taxes, pay annual base rent of $3.4 million, and 80% of all gross revenue above $5.0 million.  As part of the acquisition MVP Detroit Center entered into a $31.5 million loan agreement with Bank of America, N.A., with a term of 10 years, amortized over 25 years, with monthly principal and interest payments totaling approximately $194,000, bearing an annual interest rate of 5.52%, secured by the parking garage, and maturing in February 2027.  In connection with this purchase the Company paid a broker commission totaling 2% of the purchase price.

On February 1, 2017, the Company, through MVP St. Louis Broadway, LLC, a Delaware limited liability company ("Broadway"), an entity wholly owned by the Company, closed on the purchase of a parking lot consisting of approximately 161 parking spaces, located in St. Louis, Missouri, for a purchase price of $2.4 million in cash plus closing costs.  The parking lot is under a 5 year lease with St. Louis Parking Co, ("St. Louis Parking"), a regional parking operator, under a modified net lease agreement where Broadway is responsible for property taxes above a $19,600 threshold, and St. Louis Parking pays for insurance and maintenance costs.  St. Louis Parking pays annual rent of $180,000.  In addition, the lease provides revenue participation with Broadway receiving 75% of gross receipts over $270,000.

On February 1, 2017, the Company, through MVP St. Louis Seventh & Cerre, LLC, a Delaware limited liability company ("7th & Cerre"), an entity wholly owned by the Company, closed on the purchase of a parking lot consisting of approximately 174 parking spaces, located in St. Louis, Missouri, for a purchase price of $3.3 million in cash plus closing costs.  The parking lot is under a 5 year lease with St. Louis Parking, a regional parking operator, under a modified net lease agreement where 7th & Cerre is responsible for property taxes above a $14,885 threshold, and St. Louis Parking pays for insurance and maintenance costs.  St. Louis Parking pays annual rent of $225,000.  In addition, the lease provides revenue participation with 7th & Cerre receiving 75% of gross receipts over $345,000.

Since a majority of the Company's property leases call for additional percentage rent, the Company monitors the gross revenue generated by each property on a monthly basis.  The higher the property's gross revenue the higher the Company's potential percentage rent.  Below graph is showing the comparison of the Company's monthly rental income to the gross revenue generated by the properties.

As of December 31, 2016, the Company held a 51% or more interest in 12 properties (out of 17 total investments), with initial purchase prices totaling approximately $54.4 million, of which the Company's portion was $47.9 million. Of those 12 properties; 9 were owned 100% by us, and three properties had common ownership with MVP REIT.  The Company held a less than 50% ownership in five properties, where MVP REIT owned the majority share, of which the Company's share of the purchase price was approximately $3.9 million.  One of those properties owned by us and MVP REIT is currently listed for sale at $6.1 million. These properties were acquired with funds from the initial public offering, third party financing and the assumption of existing liabilities.

The Company operates as a REIT. The Company is not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor is the Company subject to any regulation thereunder. As a REIT, the Company is required to have a December 31 fiscal year end. As a REIT, the Company will not be subject to federal income tax on income that is distributed to stockholders.  Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds of the offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

The Company's board of directors will at all times have ultimate oversight and policy-making authority over the Company, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Company's advisory agreement, however, the Company's board has delegated to MVP Realty Advisors, LLC, the Company's advisor, authority to manage the Company's day-to-day business, in accordance with the Company's investment objectives, strategy, guidelines, policies and limitations. Vestin Realty Mortgage II, Inc., ("VRM II") owns 60% of the Advisor, and the remaining 40% is owned by Vestin Realty Mortgage I, Inc. ("VRM I"); both are managed by Vestin Mortgage, LLC. The Company's sponsor is MVP Capital Partners II, LLC (" the "Sponsor").  The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc., a Maryland corporation and NASDAQ-listed company that has provided notice of its intent to delist from Nasdaq, to be effective on or about March 30, 2017 ("VRM II"), and 40% by Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC Market-listed company ("VRM I"), both which are managed by Vestin Mortgage, LLC, a Nevada limited liability company in which Michael Shustek owns a significant majority.  The Company also sold 5,000 shares of common stock directly to VRM II.

VRM I, an OTC Pink Sheet-listed company, and VRM II, a NASDAQ-listed company that has provided notice of its intent to delist from Nasdaq on or about March 30, 2017, are engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate. As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement. In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement.  Please refer to Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for more information. As of December 31, 2016, the aggregate amount of fees and expense reimbursements waived by the Advisor was approximately $6.9 million.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company's operating expenses could increase significantly, which could adversely affect the Company's results of operations and the amount of distributions to stockholders.

In addition, the Company may compete against MVP REIT, VRM I and VRM II, all of whom are managed by affiliates of the Company's sponsor, for the acquisition of investments. The Company believes this potential conflict with respect to VRM I and VRM II, is mitigated, in part, by the Company's focus on parking facilities as its core investments, while the investment strategy of VRM I and VRM II focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate. MVP REIT has substantially the same investment strategy as the Company, in that MVP REIT is also focused primarily on investments in parking facilities. For additional discussion regarding potential conflicts of interests, please see "Risk Factors—Risks Related to Conflicts of Interest" and "Item 13 – Certain Relationships and Related Transactions, and Director Independence" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Review of the Company's Policies

The Company's board of directors, including the independent directors, have reviewed the policies described in this Annual Report and determined that they are in the best interest of the Company's stockholders because: (1) they increase the likelihood that the Company will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in its portfolio; (2) the Company's executive officers, directors and affiliates of the advisor have expertise with the type of real estate investments the Company seeks; and (3) borrowings should enable the Company to purchase assets and earn rental income more quickly, thereby increasing the likelihood of generating income for the Company's stockholders and preserving stockholder capital.

Results of Operations

The Company has purchased the majority of the properties since May 2016 (the Company had no rental income during 2015) and the results of operations below reflect start-up costs as well as acquisition expenses incurred in connection with purchasing properties as the Company seeks to deploy the Company's offering proceeds.  The Company expects that income and expenses related to the Company's portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  The results of operations described below may not be indicative of future results of operations.

Rental revenues (by property)		2016
MVP Cleveland West 9th, LLC (b)		$211,000
33740 Crown Colony, LLC (b)		115,000
MVP San Jose 88 Garage, LLC	(a)	423,000
MCI 1372 Street, LLC		24,000
MVP Cincinnati Race Street Garage, LLC		189,000
MVP St. Louis Washington, LLC		72,000
MVP St. Paul Holiday Garage, LLC		206,000

MVP Louisville Station Broadway, LLC	72,000
White Front Garage Partners, LLC	175,000
Cleveland Lincoln Garage Owners, LLC	93,000
MVP Houston San Jacinto Lot, LLC	22,000

Total revenues	$1,602,000

a)
As of December 31, 2016, the San Jose 88 Garage was under a Parking management agreement and the rental income represents the gross revenues generated by the property. Operating expenses for this property are included in Operations and Maintenance.  Starting on March 1, 2017, this property is expected to be leased to a national parking operator, with an annual base rent of $450,000 per year.

b)	In November 2016, these properties were merged into one holding company called West 9th Street Properties II, LLC, for the purposes of debt financing.

Results of Operations for the year ended December 31, 2016 compared to the period from May 4, 2015 (Date of Inception) to December 31, 2015.

	For the Year ended	For the Period from May 4, 2015 (Date of Inception) to
	December 31, 2016	December 31, 2015
Revenues
Rental revenue	$1,602,000	$--
Total revenues	1,602,000

Operating expenses
General and administrative	1,049,000	119,000
Acquisition expenses	2,472,000	--
Acquisition expenses – related party	1,229,000	--
Operation and maintenance	460,000	--
Operation and maintenance – related party	197,000	--
Seminar	16,000	--
Organizational costs	--	6,000
Depreciation	195,000
Total operating expenses	5,618,000	125,000

Loss from operations	(4,016,000)	(125,000)

Other income (expense)
Interest expense	(154,000)	(1,000)
Distribution income – related party	34,000	--
Income from investment in equity method investee	3,000	--
Total other income	(117,000)	(1,000)

Loss from continuing operations	$(4,133,000)	$(126,000)

General and administrative expenses.  General and administrative expenses were approximately $1.0 million for the year ended December 31, 2016.  This mainly consisted of professional fees of approximately $635,000, director fees of approximately $197,000, insurance totaling $173,000 and other expenses.  The Company expects most of these expenses will continue in similar amounts in future years.  General and administrative expenses were $119,000 for the period from May 4, 2015 (date of inception) through December 31, 2015. A portion of these general and administrative expenses were paid through the Sponsor and recorded as a contribution from the Sponsor.

Acquisition expenses.  During the year ended December 31, 2016, acquisition expense totaled $3.7 million, of which $1.2 million were incurred by related parties.  See Note E - Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part 2, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K, for additional information.  As the Company did not acquire any properties during 2015, the Company had no acquisition expense for the period from May 4, 2015 (date of inception) through December 31, 2015.  As the Company continues to grow and acquire more properties the Company expects acquisition expenses to grow as well.

As of December 31, 2016, we had a 100% ownership interest in one property that was listed as held for sale, with a carrying value of approximately $700,000.  This property was acquired on November 22, 2016.  This property is accounted for at the fair value based on an appraisal.

See Note P – Assets Held for Sale of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K.

Operations and maintenance.  During the year ended December 31, 2016, the Company's operation and maintenance expenses totaled approximately $657,000, and mainly consisted of asset management fees to MVP Realty Advisor, LLC (the "Advisor") for approximately $197,000, payroll on the San Jose Garage of approximately $139,000 and property taxes of approximately $30,000.   Remaining costs are associated with the operation of the properties such as property tax and repairs & maintenance.  As the Company did not acquire any properties during 2015, the Company had no operations and maintenance expense for the period from May 4, 2015 (date of inception) through December 31, 2015.

See Note E - Related Party Transactions of the Notes to the Consolidated Financial Statements included in Part 2, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K, for additional information on the asset management fee.

Interest expense.  For the year ended December 31, 2016, interest expense totaled approximately $154,000, related to the interest expense incurred by the Company's KeyBank line of credit for $56,000, amortized loan cost of approximately $37,000, interest expense on the two Cleveland lots (MVP Cleveland West 9th, LLC & 33740 Crown Colony, LLC) for approximately $46,000 and approximately $1,000 related to financing of the Company's Directors and Officers liability Insurance.  Interest expense was $1,000 for the period from May 4, 2015 (date of inception) through December 31, 2015, which was due to the financing of the Company's Directors and Officers Liability Insurance.  As of December 31, 2016, the Company's loan to cost ratio was approximately 24% (line of credit $8.0 million and notes payable of $5.3 million divided by total parking assets of $54.4 million).  The Company expects to continue to leverage the Company's parking assets and future parking assets to fund additional purchases.  This will result in higher interest expense in the future.  See Note N - Notes Payable and Note M – Line of Credit of the Notes to the Consolidated Financial Statements included in Part 2, Item 8 Consolidated Financial Statements of this Annual Report on Form 10-K, for additional information

Discontinued operations, net of income taxes	2016
Loss from assets held for sale, net of income taxes	$(19,000)

Total loss from discontinued operations	$(19,000)

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

In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts ("NAREIT") promulgated a measure known as funds from operations ("FFO"). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, the Company believes that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of the Company's performance relative to the Company's competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than the Company does, making comparisons less meaningful.

The Investment Program Association ("IPA") issued Practice Guideline 2010-01 (the "IPA MFFO Guideline") on November 2, 2010, which extended financial measures to include modified funds from operations ("MFFO"). In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisition fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Management is responsible for managing interest rate, hedge and foreign exchange risk. To achieve the Company's objectives, the Company may borrow at fixed rates or variable rates. In order to mitigate the Company's interest rate risk on certain financial instruments, if any, the Company may enter into interest rate cap agreements and in order to mitigate the Company's risk to foreign currency exposure, if any, the Company may enter into foreign currency hedges. The Company views fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Additionally, the Company believes it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations, assessments regarding general market conditions, and the specific performance of properties owned, which can change over time.

No less frequently than annually, the Company evaluates events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, the Company assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) expected from the use of the assets and the eventual disposition. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of the Company's operations, it could be difficult to recover any impairment charges through operational net revenues or cash flows prior to any liquidity event.  The Company adopted the IPA MFFO Guideline as management believes that MFFO is a helpful indicator of the Company's on-going portfolio performance. More specifically, MFFO isolates the financial results of the REIT's operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or the Company's future ability to pay the Company's dividends. By providing FFO and MFFO, the Company presents information that assists investors in aligning their analysis with management's analysis of long-term operating activities. MFFO also allows for a comparison of the performance of the Company's portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of the Company's performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and the Company believe often used by analysts and investors for comparison purposes. As explained below, management's evaluation of the Company's operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•
Straight-line rent. Most of the Company's leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these periodic minimum rent payment increases during the term of a lease are recorded to rental revenue on a straight-line basis in order to reconcile the difference between accrual and cash basis accounting. As straight-line rent is a GAAP non-cash adjustment and is included in historical earnings, it is added back to FFO to arrive at MFFO as a means of determining operating results of the Company's portfolio.

•
Amortization of in-place lease valuation. As this item is a cash flow adjustment made to net income in calculating the cash flows provided by (used in) operating activities, it is added back to FFO to arrive at MFFO as a means of determining operating results of the Company's portfolio.

•
Acquisition-related costs. The Company was organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to the Company's stockholders. In the process, the Company incurs non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been and will continue to be funded with cash proceeds from the Offering or included as a component of the amount borrowed to acquire such real estate. If the Company acquires a property after all offering proceeds from the Offering have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to the Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of the Company's portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments' revenues and expenses. Acquisition-related costs may negatively affect the Company's operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of the Company's operating performance during periods in which acquisitions are made. However, it can provide an indication of the Company's on-going ability to generate cash flow from operations and continue as a going concern after the Company ceases to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to the Company. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

For all of these reasons, the Company believes the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of the Company's real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of the Company's cash available to fund distributions since other uses of cash, such as capital expenditures at the Company's properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as the Company's where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if the Company does not continue to operate under the Company's current business plan as noted above. MFFO is useful in assisting management and investors in assessing the Company's on-going ability to generate cash flow from operations and continue as a going concern in future operating periods, and in particular, after the Offering and acquisition stages are complete and net asset value ("NAV") is disclosed. However, MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as more prominent a measure of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.

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

The Company's calculation of FFO and MFFO, attributable to common shareholders is presented in the following table for the years ended December 31, 2016, and for the period from May 4, 2015 (Inception) through December 31, 2015.

	For the year ended December 31, 2016	For the period from May 4, 2015 (Inception) through December 31, 2015
Net loss attributable to MVP REIT II, Inc. common shareholders	$(4,268,000)	$(126,000)
Add:
Depreciation and amortization of real estate assets	195,000	--
Discontinued operations loss	19,000
FFO	$(4,054,000)	$(126,000)
Add:
Acquisition fees and expenses to non-affiliates	2,472,000	--
Acquisition fees and expenses to affiliates	1,229,000	--

MFFO attributable to MVP REIT II, Inc. common shareholders	$(353,000)	$(126,000)

Capital and Liquidity Resources

The Company commenced operations on December 30, 2015.

The Company's principal demand for funds will be/and is for the acquisition of real estate assets, funding of loans secured by real estate, the payment of operating expenses, capital expenditures,  interest on the Company's outstanding indebtedness and the payment of distributions to the Company's stockholders. Over time, the Company intends to generally fund its operating expenses from its cash flow from operations. The cash required for acquisitions and investments in real estate will be funded primarily from the sale of shares of the Company's common stock, including those offered for sale through the Company's distribution reinvestment plan, dispositions of properties in the Company's portfolio and through third party financing and the assumption of debt on acquired properties.

In addition, the Company anticipates raising additional funds though private placements of its preferred stock as well as through additional debt financing.    As of March 22, 2017, the Company had raised $2,679,000 in funds from the Series A Convertible Redeemable Preferred Stock and Warrants.

Net cash used in operating activities for the year ended December 31, 2016 totaled approximately $3.6 million.  Operating cash flows were used for the payment of normal operating expenses.  Net cash used in investing activities totaled approximately $59.4 million and consisted of investments in real estate of approximately $53.7 million, investment in equity method investee of approximately $1.1 million, investments in cost method investees of approximately $2.0 million, investment in cost method investees held for sale of approximately $0.8 million,  security deposits on future acquisitions of approximately $4.6 million, investment in assets held for sale of $0.7 million, and investment in MVP REIT, Inc. of $3.0 million, which offset by proceeds from non-controlling interest of $6.6 million. These deposits were used to fund the Detroit Center Parking Garage in January 2017 and the two St. Louis lots in February 2017.  Net cash provided by financing activities totaled approximately $65.7 million and mainly consisted of proceeds from issuance of common stock of approximately $54.0 million.  In addition, financing activity included proceeds from notes payable of approximately $6.5 million, proceeds from the Company's KeyBank line of credit of approximately $8.2 million and cash distributions of approximately $274,000. Net cash used in financing activities also included approximately $2.6 million distributed to non-controlling interest related to their portion of the loan proceeds.

Net cash used in operating activities for the period from May 4, 2015 (date of inception) through December 31, 2015 was $207,000.  Operating cash flows were used for the payment of normal operating expenses.  Net cash provided by financing activities totaled approximately $2.5 million and consisted of proceeds from issuance of common stock of approximately $2.4 million, and proceeds from a promissory note of approximately $0.1 million, which offset by payments on notes payable of approximately $45,000. Our Sponsor has paid approximately $1.1 million in our organizational and offering cost on our behalf, which have been accounted for as contributions. During the year ended December 31, 2015, the Company did not acquire any assets or earn any income from operations.

On October 5, 2016, the Company, through its Operating Partnership, and MVP REIT, through a wholly owned subsidiary (the "Borrowers") entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBank Capital Markets ("KeyBank Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an annual interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.    The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

The Company will experience a relative decrease in liquidity as offering proceeds are used to acquire and operate assets and may experience a temporary, relative increase in liquidity if and when investments are sold, to the extent such sales generate proceeds that are available for additional investments. The Advisor may, but is not required to, establish working capital reserves from offering proceeds of cash flow generated by the Company's investments or out of proceeds from the sale of investments. The Company does not anticipate establishing a general working capital reserve during the initial stages of the Offering; however, the Company may establish capital reserves with respect to particular investments. The Company also may, but is not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. The Company's lenders also may require working capital reserves.

To the extent that the working capital reserve is insufficient to satisfy the Company's cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to the limitations previously described in the Company's prospectus, the Company may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

The Company's management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting the Company's targeted portfolio, the U.S. parking facility industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of the Company's assets.

In addition to making investments in accordance with the Company's investment objectives, the Company expects to use its capital resources to make certain payments to the Company's advisor and the selling agent(s). During the acquisition and development stage, the Company expects to make payments to the Company's advisor in connection with the selection or purchase of investments, the management of the Company's assets and costs incurred by the Company's advisor in providing services to us. For a discussion of the compensation to be paid to the Company's advisor, see "Fees and Expenses Paid in Connection with the Operations of the Company", included in Note E — Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for more information. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company's advisor and the Company's board of directors.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the Company's Advisor and its affiliates in connection with the Company's organization, the Company's initial public offering and the Company's operations for the year ended December 31, 2016 and for the period from May 4, 2015 (Date of Inception) through December 31, 2015.

	For the year ended December 31, 2016	For the Period from May 4, 2015 (Date of Inception) through December 31, 2015
Acquisition Fees – related party	$1,229,000	$--
Asset Management Fees	197,000	--
Total	$1,426,000	$--

Distributions and Stock Dividends

The Company intends to make regular cash and stock distributions to its stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by the Company's board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, the Company's distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, the Company must make distributions equal to at least 90% of its REIT taxable income each year.

On October 23, 2015, the Company announced that its board of directors has approved a plan for payment of initial monthly cash distributions of $0.0625 per share and monthly stock dividends of $0.0025 per share, based on a purchase price of $25.00 per common share, commencing after the Company breaks escrow upon receiving subscriptions for the minimum offering amount of $2 million. The initial cash distribution and stock dividend were paid on February 10, 2016 to stockholders of record as of January 24, 2016. The initial cash distributions were paid from offering proceeds rather than funds from operations and therefore may represent a return of capital.  There can be no assurance that distributions and dividends will continue to be paid at this rate. The Company's board of directors may at any time change the distribution and dividend rate or suspend payment of distributions and dividends if it determines that such action is in the best interest of the Company and its stockholders.  The Company expects that its board of directors will continue to authorize, and it will declare, distributions based on a record date on the 24th of each month, and it expects to continue to pay distributions on the 10th day of the following month (or the next business day if the 10th is not a business day), monthly in arrears. The Company has not established a minimum distribution level, and its charter does not require that it make distributions to its stockholders; however, the Company anticipates the payment of monthly distributions. The Company may also make special stock dividends.

From inception through December 31, 2016, the Company had paid approximately $274,000 in cash, issued 18,311 shares of its common stock as DRIP and issued 29,264 shares of its common stock as dividend in distributions to the Company's stockholders.  All of the cash distributions have been paid from offering proceeds and constituted a return of capital.  The Company's total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company's distribution reinvestment plan, or DRIP, are detailed below.

To date, all distributions have been paid from offering proceeds and therefore may represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$10,000	$14,000	$24,000	$(134,000)
2nd Quarter, 2016	47,000	67,000	114,000	(435,000)
3rd Quarter, 2016	85,000	136,000	221,000	(1,181,000)
4th Quarter, 2016	132,000	241,000	373,000	(1,894,000)
Total 2016	$274,000	$458,000	$732,000	$(3,644,000)

As of December 31, 2016, the Company issued 29,264 shares of its common stock as dividend distribution made to the Company's stockholders through the DRIP.

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

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset management services and reimbursement of operating and offering related costs. See Note E — Related Party Transactions and Arrangements in in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.

On November 5, 2016, the Company purchased 338,409 shares of MVP REIT's common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the year ended December 31, 2106, the Company received, approximately $34,000 in distributions, related to the Company's ownership of MVP REIT common stock.

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

REIT Compliance

The Company intends to qualify as a REIT for federal income tax purposes, therefore generally will not be subject to federal income tax on income that the Company distributes to the stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income tax on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company's net income.

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of its REIT taxable income to the Company's stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the Company's REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on the taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2016.

Real Estate Investments & Industry Outlook

The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold, as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

Favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for real estate purchases in 2015 and 2016.  Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie Mac and Fannie Mae with excellent access to investor capital.  During the 4th quarter of 2016, U.S. Treasury rates increased, the Company expects the market to continue to increase US Treasury rates over the next year, which will make it harder to finance the Company's current unencumbered properties or to finance new acquisitions at favorable rates.  Management will continue to look for favorable financing opportunities that will maximize the Company's use of cash, but there can be no assurance that the Company will be able to find favorable rates.

Parking Industry Outlook

In December 2016, the National Parking Association, ("NPA"), released their annual Parking Demand Report, which highlighted long-term demand and potential trends in the parking industry.  According to the NPA's website http://weareparking.org some of the key finds include:

•	Parking revenue is projected to grow from just under $25 billion in 2015 to nearly $29 billion by 2018.
•	The #1 reason for parking growth is population expansion projected to increase from 320M in 2015, to 400M by 2050.
•	15 year trend continues, 86 percent of U.S. commuters' say driving and parking their vehicle is their dominant mode of transportation.
•	Approximately 119.9M Americans drive to work (2013 U.S. Census).
•	New York, Los Angeles, Chicago, Houston and Phoenix highlight urbanization and density and have the most parking growth potential.

•	The top two states in terms of parking revenue are California ($1.4 billion), and New York ($1.2 billion).
•
By region, population density leads to parking growth in the New York/Northeast corridor. The West Coast, anchored by California, continues to be a parking powerhouse. And Florida as 3rd most populous state, presents future revenue growth opportunities.

According to NPA, parking demand is a function of a number of factors, all working in tandem to affect demand and usage. When looking at macroeconomic, demographic, employment, and industry statistics, NPA see a picture of patterns that influence parking demand in North America:

•	Population: Fundamental population growth of 9.6% from the 2000 U.S. Census to the 2010 U.S. Census is expected to continue into the future.
•	Employment: In the U.S., 92% employment provides sustained parking demand, 6.2% unemployment as of August 2014.
•	Baby Boomers. The Baby Boomer population will be 65 or older in 2029 and stand at 61.3 million, representing 20% of the U.S. population.
•	Colleges/Universities: College/university enrollment increased 30% from 2000-2009, from 15.3 million to 20.4 million.
•	Municipalities: Public sector parking is beset by financial pressures; this pressure will accelerate automation and rate increases that will drive revenue.
•	Pricing: Demand will be affected by demand pricing, mobile rate promotions, pre-paid parking and price increases, both public/private, as well as price rates for peak parking periods.

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

Additionally, other companies may utilize different estimates that may impact comparability of the Company's results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once the Company commences significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

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

The Company are required to make subjective assessments as to the useful lives of the Company's properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company's investments in real estate. These assessments have a direct impact on the Company's net income because if the Company were to shorten the expected useful lives of the Company's investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

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

Contractual Obligations

The following is a summary of the Company's gross contractual obligations as of December 31, 2016:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$5,393,000	$231,000	$253,000	$277,000	$4,632,000
Capital and Operating Lease Obligations	--	--	--	--	--
Line of credit:	--	--	--	--	--
Interest	--	--	--	--	--
Principle	8,190,000	8,190,000	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$13,583,000	$8,421,000	$253,000	$277,000	$4,632,000

Contractual obligation table amount does not reflect the unamortized loan issuance costs of approximately $0.1 million for notes payable and approximately $0.2 million for the line of credit as of December 31, 2016.

Subsequent Events

During January 2017, the Company and MVP REIT, through MVP Detroit Center Garage, LLC ("MVP Detroit Center"), an entity owned by the Company and MVP REIT, acquired a multi-level parking garage consisting of approximately 1,275 parking spaces, located in Detroit, Michigan, for a purchase price of $55.0 million, plus acquisition and financing-related transaction costs.  The Company owns a 80% equity interest in the MVP Detroit Center and MVP REIT owns an 20% equity interest.  The parking garage will be operated by SP Plus Corporation ("SP+") under a long-term lease, where SP will be responsible for the first $572,000 in property taxes, pay annual base rent of $3.4 million, and 80% of all gross revenue above $5.0 million.  As part of the acquisition MVP Detroit Center entered into a $31.5 million loan agreement with Bank of America, N.A., with a term of 10 years, amortized over 25 years, with monthly principal and interest payments totaling approximately $194,000, bearing an annual interest rate of 5.52%, secured by the parking garage, and maturing in February 2027.  In connection with this purchase the company paid a broker commission totaling 2% of the purchase price.

On February 1, 2017, the Company, through MVP St. Louis Broadway, LLC, a Delaware limited liability company ("Broadway"), an entity wholly owned by the Company, closed on the purchase of a parking lot consisting of approximately 161 parking spaces, located in St. Louis, Missouri, for a purchase price of $2.4 million in cash plus closing costs.  The parking lot is under a 5 year lease with St. Louis Parking Co, ("St. Louis Parking"), a regional parking operator, under a modified net lease agreement where Broadway is responsible for property taxes above a $19,600 threshold, and St. Louis Parking pays for insurance and maintenance costs.  St. Louis Parking pays annual rent of $180,000.  In addition, the lease provides revenue participation with Broadway receiving 75% of gross receipts over $270,000.

On February 1, 2017, the Company, through MVP St. Louis Seventh & Cerre, LLC, a Delaware limited liability company ("7th & Cerre"), an entity wholly owned by the Company, closed on the purchase of a parking lot consisting of approximately 174 parking spaces, located in St. Louis, Missouri, for a purchase price of $3.3 million in cash plus closing costs.  The parking lot is under a 5 year lease with St. Louis Parking, a regional parking operator, under a modified net lease agreement where 7th & Cerre is responsible for property taxes above a $14,885 threshold, and St. Louis Parking pays for insurance and maintenance costs.  St. Louis Parking pays annual rent of $225,000.  In addition, the lease provides revenue participation with 7th & Cerre receiving 75% of gross receipts over $345,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MVP REIT II, Inc.

We have audited the accompanying consolidated balance sheets of MVP REIT II, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2016 and for the period from May 4, 2015 (date of inception) through December 31, 2015.  Our audits also included the consolidated financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MVP REIT II, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the year ended December 31, 2016 and for the period from May 4, 2015 (date of inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ RBSM LLP

New York, New York
March 24, 2017

MVP REIT II, Inc.
(A Maryland Corporation)
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Cash	$4,885,000	$2,268,000
Cash - restricted	100,000	--
Prepaid expenses	283,000	180,000
Accounts receivable	208,000	--
Investments in MVP REIT, Inc.	3,034,000
Land and improvements	28,854,000	--
Buildings and improvements	24,889,000	--
Investments in real estate and fixed assets	53,743,000	--
Accumulated depreciation	(195,000)	--
Total investments in real estate and fixed assets, net	53,548,000	--

Other assets	4,575,000	--
Assets held for sale	700,000
Investment in equity method investee	1,150,000	--
Investments in cost method investee – held for sale	836,000	--
Investments in cost method investee	936,000	--
Total assets	$70,255,000	$2,448,000
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$485,000	$6,000
Security Deposit	2,000	--
Due to related parties	575,000	32,000
Line of credit, net of unamortized loan issuance costs of approximately $0.2 million	7,957,000	--
Deferred revenue	45,000	--
Notes payable, net of unamortized loan issuance costs of approximately $0.1 million	5,318,000	106,000
Total liabilities	14,382,000	144,000
Commitments and contingencies	--	--
Equity
MVP REIT II, Inc. Stockholders' Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none outstanding	--	--
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, none outstanding
Non-voting, non-participating convertible stock, $0.0001 par value, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 2,301,828 and 94,749 shares issued and outstanding as of December 31, 2016 and 2015, respectively	--	--
Additional paid-in capital	56,143,000	2,430,000
Accumulated deficit	(4,394,000)	(126,000)
Total MVP REIT II, Inc. Shareholders' Equity	51,749,000	2,304,000
Non-controlling interest – related party	4,124,000	--
Total equity	55,873,000	2,304,000
Total liabilities and equity	$70,255,000	$2,448,000

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT II, Inc.
(A Maryland Corporation)
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2016	For the period from May 4, 2015 (Date of Inception) through December 31, 2015
Revenues
Rental revenue	$1,602,000	$--
Total revenues	1,602,000	--

Operating expenses
General and administrative	1,049,000	119,000
Acquisition expenses	2,472,000	--
Acquisition expenses – related party	1,229,000	--
Operation and maintenance	460,000	--
Operation and maintenance – related party	197,000	--
Seminar	16,000	--
Organizational costs	--	6,000
Depreciation and amortization	195,000	--
Total operating expenses	5,618,000	125,000

Loss from operations	(4,016,000)	(125,000)

Other income (expense)
Interest expense	(154,000)	(1,000)
Distribution income – related party	34,000	--
Income from investment in equity method investee	3,000	--
Total other expense	(117,000)	(1,000)

Loss from continuing operations	(4,133,000)	(126,000)

Discontinued operations, net of income taxes
Loss from assets held for sale, net of income taxes	(19,000)	--
Total loss from discontinued operations	(19,000)	--

Provision for income taxes	--	--

Net loss	(4,152,000)	(126,000)
Net income attributable to non-controlling interest – related party	116,000	--
Net loss attributable to MVP REIT II, Inc.'s common stockholders	$(4,268,000)	$(126,000)
Basic and diluted loss per weighted average common share:
Loss from continuing operations attributable to MVP REIT II, Inc.'s common stockholders – basic and diluted	$(3.85)	$(15.01)
Loss from discontinued operations – basic and diluted	$(0.02)	$--
Net loss attributable to MVP REIT II, Inc.'s common stockholders - basic and diluted	$(3.87)	$(15.01)
Distributions declared per common share	$0.66	$--
Weighted average common shares outstanding, basic and diluted	1,102,459	8,396
The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT II, Inc.
(A Maryland Corporation)
CONSOLIDATED STATEMENTS OF EQUITY
For the Period from May 4, 2015 (Date of Inception) Through December 31, 2016

	Common stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, May 4, 2015	--	$--	$--	$--	$--	$--

Issuance of common stock – purchase	94,749		2,369,000			2,369,000
Deferred offering costs			(1,086,000)			(1,086,000)
Contributions from the Sponsor (unreimbursed expenditures)			1,147,000			1,147,000
Net loss				(126,000)		(126,000)

Balance, December 31, 2015	94,749	--	2,430,000	(126,000)	--	2,304,000

Issuance of common stock – Purchase	2,159,504	--	53,987,000	--	--	53,987,000
Issuance of common stock – DRIP	18,311	--	458,000	--	--	458,000
Issuance of common stock – Dividend	29,264	--	--	--	--	--
Investment from non-controlling interest	--	--	--	--	6,584,000	6,584,000
Distributions to non-controlling interest	--	--	--	--	(2,576,000)	(2,576,000)
Distributions to stockholders	--	--	(732,000)	--	--	(732,000)
Net (loss) income	--	--	--	(4,268,000)	116,000	(4,152,000)
Balance, December 31, 2016	2,301,828	$--	$56,143,000	$(4,394,000)	$4,124,000	$55,873,000

The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT II, Inc.
(A Maryland Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2016	For the period from May 4, 2015 (Inception) through December 31, 2015
Cash flows from operating activities:
Net Loss	$(4,152,000)	$(126,000)
Adjustments to reconcile net loss to net cash used in operating activities: Income from investment in equity method investee	(3,000)	--
Distribution from MVP REIT	(34,000)	--
Amortization	40,000	--
Depreciation expense	195,000	--
Contribution from Sponsor for unreimbursed organizational expenses	--	61,000
Changes in operating assets and liabilities
Cash - Restricted	(100,000)	--
Due to related parties	543,000	32,000
Accounts payable	479,000	6,000
Loan fees	(348,000)	--
Security deposits	2,000	--
Deferred revenue	45,000	--
Accounts receivable	(208,000)	--
Prepaid expenses	(103,000)	(180,000)
Net cash used in operating activities	(3,644,000)	(207,000)

Cash flows from investing activities:
Purchase of investment in real estate	(53,743,000)	--
Investment in assets held for sale	(700,000)	--
Investment in cost method investee – held for sale	(836,000)	--
Investment in cost method investee	(1,994,000)	--
Investment in equity method investee	(1,160,000)	--
Investment in MVP REIT, Inc.	(3,000,000)	--
Proceeds from non-controlling interest	6,584,000	--
Payment of deposits on future acquisitions	(4,575,000)	--
Net cash used in investing activities	(59,424,000)	--

Cash flows from financing activities
Proceeds from note payable – investment in equity method investee	6,498,000	151,000
Payments on note payable	(153,000)	(45,000)
Proceeds from of line of credit	8,190,000	--
Distribution to non-controlling interest	(2,576,000)	--
Distribution received from investment in equity method investee	13,000	--
Proceeds from issuance of common stock - Sponsor	--	200,000
Proceeds from issuance of common stock	53,987,000	2,169,000
Distribution made to common stockholders	(274,000)	--

Net cash provided by financing activities	65,685,000	2,475,000

Net change in cash	2,617,000	2,268,000
Cash, beginning of period	2,268,000	--
Cash, end of period	$4,885,000	$2,268,000

Supplemental disclosures of cash flow information:		--
Interest Paid	$154,000	$--
Non-cash investing and financing activities:
Distributions - DRIP	$(458,000)	$--
Contribution from Sponsor for unreimbursed deferred offering expenses	$--	$1,147,000
The accompanying notes are an integral part of these consolidated financial statements.

MVP REIT II, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note A — Organization and Proposed Business Operations

MVP REIT II, Inc. (the "Company," "we," "us," or "our") is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016. As of December 31, 2016, the Company ceased all selling efforts for the initial public offering (the "Offering") of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  As of December 31, 2016, the Company raised approximately $56.4 million in the Offering before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $274,000. The Company has also registered $50 million in shares of common stock for issuance pursuant to a distribution reinvestment plan (the "DRIP") under which common stock holders may elect to have their distributions reinvested in additional shares of common stock at $25.00 per share.

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

We utilize an Umbrella Partnership Real Estate Investment Trust ("UPREIT") structure to enable us to acquire real property in exchange for limited partnership interests in the Company's Operating Partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to us in exchange for shares of the Company's common stock or cash.

As part of the Company's initial capitalization, we sold 8,000 shares of common stock for $200,000 to MVP Capital Partners II, LLC (the "Sponsor"), the sponsor of the Company. The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc., a Maryland corporation and Nasdaq-listed company that has provided notice of its intent to delist from Nasdaq, to be effective on or about March 30, 2017 ("VRM II"), and 40% by Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC pink sheet company ("VRM I"), both which are managed by Vestin Mortgage, LLC, a Nevada limited liability company in which Michael Shustek owns a significant majority.  The Company also sold 5,000 shares of common stock to VRM II in the Offering.

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

From inception through December 31, 2016, the Company has paid approximately $732,000 in distributions, including issuing 18,311 shares of its common stock as DRIP and issuing 29,264 shares of its common stock as dividend in distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering and other stock sales, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

Capitalization

As of December 31, 2016, the Company had 2,301,828 shares of common stock issued and outstanding. During the year ended December 31, 2016, the Company had received consideration of approximately $54 million for the issuance of its common stock in connection with the Offering. In connection with its formation, the Company sold 8,000 shares of common stock to the Sponsor for $200,000.

On October 27, 2016, the Company filed a Form 8-K, summarizing the terms of its new Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series A Convertible Redeemable Preferred Stock"), The Company also disclosed its intentions to offer  up to $50 million in shares  of the Series A Convertible Redeemable Preferred Stock, together with warrants (the "Warrants") to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors (the "private placement"). In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary (the "Articles Supplementary") to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the Series A Convertible Redeemable Preferred Stock and the Warrants to accredited investors on November 1, 2016 and terminated the offering as of March 23, 2017.  The Company raised an aggregate of $2,434,000 in proceeds, net of offering expenses, in the Series A private placement.

Stockholders may elect to reinvest distributions received from the Company in common shares by participating in the Company's DRIP. The stockholder may enroll in the DRIP by checking the appropriate box on the subscription agreement. The stockholder may also withdraw at any time, without penalty, by delivering written notice to the Company.  Participants will acquire DRIP shares at a fixed price of $25.00 per share until (i) all such shares registered in the Offering are issued, (ii) the Offering terminates and the Company elects to deregister any unsold shares under the DRIP, or (iii) the Company's board decides to change the purchase price for DRIP shares or terminate the DRIP for any reason. Commencing no later than May 29, 2018 (the "Valuation Date"), which is 150 days following the second anniversary of the date to satisfy the minimum offering requirement in the Offering, if the DRIP is ongoing, the Company will adjust the price of shares offered in the DRIP to equal the net asset value ("NAV") per share. The Company will update the NAV per share at least annually following the Valuation Date and further adjust the per share price in the Company's DRIP accordingly. The Company has registered $50,000,000 in shares for issuance under the DRIP.

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

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 5.0% of the weighted average number of shares of common stock outstanding during the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by the Company's board of directors; provided however, that the above volume limitations shall not apply to repurchases requested in connection with the death or qualifying disability of a stockholder.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Redemption requests other than those made in connection with the death or disability (as defined in the Internal Revenue Code of 1986, as amended (the "Code") of a stockholder will continue to be repurchased as of March 31st, June 30th, September 30th and December 31st of each year in accordance with the terms of the SRP.  As of December 31, 2016, no shares had been redeemed.

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

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.

Consolidation

The Company's consolidated financial statements include its accounts and the accounts of its subsidiaries, Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation.

West 9th Street Properties II, LLC (1)
MVP San Jose 88 Garage, LLC
MCI 1372 Street, LLC
Cincinnati Race Street, LLC
St. Louis Washington, LLC
St. Paul Holiday Garage, LLC
Louisville Station Broadway, LLC
White Front Garage Partners, LLC
Cleveland Lincoln Garage Owners, LLC
MVP Houston Jefferson Lot, LLC
MVP Houston San Jacinto Lot, LLC

(1)In November 2016, Cleveland West 9th and 33740 Crown  properties were merged into one holding company called West 9th Street Properties II, LLC, for the purposes of debt financing.

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

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investees' earnings or losses is included in other income in the accompanying consolidated statements of operations. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

Concentration

The Company had six parking tenants as of December 31, 2016.  One tenant, Standard Parking + ("SP+"), represented a concentration for the year ended December 31, 2016, in regards to parking base rental revenue.  During the year ended December 31, 2016, SP+ accounted for 43%, of the parking base rental revenue.  Below is a table that summarizes base parking rent by tenant:

Parking Tenant	% of Total
SP +	42.44%
ABM	27.96%
Interstate Parking	12.82%
Premier Parking	10.92%
Riverside Parking	4.49%
iPark Services	1.37%
Grand Total	100.00%

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

The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) management's estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangibles, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. The Company's below-market operating leases generally do not include fixed rate or below-market renewal options.

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

The determination of the fair value of the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions requires us to make significant judgments and assumptions about the numerous inputs discussed above. The use of different assumptions in these fair value calculations could significantly affect the reported amounts of the allocation of the Company's acquisition related assets and liabilities and the related amortization and depreciation expense recorded for such assets and liabilities. In addition, because the value of above and below market leases are amortized as either a reduction or increase to rental income, respectively, the Company's judgments for these intangibles could have a significant impact on the Company's reported rental revenues and results of operations.

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the year ended December 31, 2016, the Company expensed approximately $1.2 million related party acquisition costs and $2.5 million of non-related party acquisition costs, for the purchase of an interest in 17 properties.  During the period from May 4, 2015 (Inception) through December 31, 2015, the Company did not acquire any properties.  The Company's acquisition expenses are directly related to the Company's acquisition activity and if the Company's acquisition activity was to increase or decrease, so would the Company's acquisition costs.

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

Cash

Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit up of $250,000.  As of December 31, 2016 the Company had approximately $3.4 million in excess of the federally-insured limits.  As of December 31, 2015 the Company was federally-insured for the full balance.

Restricted Cash

Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements.

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

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred. During the year ended December 31, 2016 and for the period from May 4, 2015 (date of inception) through December 31, 2015, the Company had no advertising costs.

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

Stock-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note G — Stock-Based Compensation).

Income Taxes

The Company has elected, and operates in a manner that will allow the Company, to qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2016. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all of its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies to be taxed as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the year ended December 31, 2016 and for the period from May 4, 2015 (date of inception) through December 31, 2015.

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

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. As of December 31, 2016, the Company fulfilled its minimum offering of $2.0 million in subscriptions and all deferred offering costs paid by the Sponsor were charged against the gross proceeds of the Offering and reclassified to stockholders' equity.

Share Repurchase Program

The Company has a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company's capital or operations.

Prior to the time that the Company's shares are listed on a national securities exchange, the repurchase price per share will depend on the length of time investors have held such shares as follows: no repurchases for the first two years unless shares are being repurchased in connection with a stockholder's death or disability (as defined in the Code).  Repurchase requests made in connection with the death or disability of a stockholder will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once we have established an estimated NAV per share, 100% of such amount as determined by the Company's board of directors, subject to any special distributions previously made to the Company's stockholders. With respect to all other repurchases, prior to the date that we establish an estimated value per share of common stock, the purchase price will be 95.0% of the purchase price paid for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, and 97.0% of the purchase price paid if redeemed after the third anniversary.  After we establish an estimated NAV per share of common stock, the purchase price will be 95.0% of the NAV per share for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, 97.0% of the NAV per share if redeemed at any time between the third and fifth anniversaries, and 100.0% of the NAV per share if redeemed after the fifth anniversary. In the event that the Company does not have sufficient funds available to repurchase all of the shares for which repurchase requests have been submitted in any quarter, we will repurchase the shares on a pro rata basis on the repurchase date. The SRP will be terminated if the Company's shares become listed for trading on a national securities exchange or if the Company's board of directors determines that it is in the Company's best interest to terminate the SRP.

The Company is not obligated to repurchase shares of common stock under the share repurchase program. The number of shares to be repurchased during the calendar quarter is limited to the lesser of: (i) 5% of the weighted average number of shares outstanding during the prior calendar year, and (ii) those repurchases that could be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by the Company's board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested in connection with the death or qualifying disability of a stockholder.. Because of these limitations, the Company cannot guarantee that the Company will be able to accommodate all repurchase requests.

The Company will repurchase shares as of March 31st, June 30th, September 30th, and December 31st of each year.  Each stockholder whose repurchase request is approved will receive the repurchase payment approximately 30 days following the end of the applicable quarter, effective as of the last day of such quarter.  The Company refers to the last day of such quarter as the repurchase date.  If funds available for the Company's share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, repurchases due to the death of a stockholder, on the basis of the date of the request for repurchase; (ii) next, in the discretion of the Company's board of directors, repurchases because of other involuntary exigent circumstances, such as bankruptcy; (iii) next, repurchases of shares held by stockholders subject to a mandatory distribution requirement under the stockholder's IRA; and (iv) finally, all other repurchase requests based upon the postmark of receipt. If the Stockholder's repurchase request is not honored during a repurchase period, the Stockholder will be required to resubmit the request to have it considered in a subsequent repurchase period.

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

The board of directors may, in its sole discretion, terminate, suspend or further amend the share repurchase program upon 30 days' written notice without stockholder approval if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the stockholders.  Among other things, we may amend the plan to repurchase shares at prices different from those described above for the purpose of ensuring the Company's dividends are not "preferential" for incomes tax purposes.  Any notice of a termination, suspension or amendment of the share repurchase program will be made via a report on Form 8-K filed with the SEC at least 30 days prior to the effective date of such termination, suspension or amendment.  The board of directors may also limit the amounts available for repurchase at any time in its sole discretion.  Notwithstanding the foregoing, the share repurchase program will terminate if the shares of common stock are listed on a national securities exchange.  As of December 31, 2016, no shares are eligible for redemption (other than in connection with a death or disability of a stockholder).

Distribution Reinvestment Plan

Pursuant to the DRIP stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. We have issued a total of 18,311 shares of common stock under the DRIP as of December 31, 2016.

Non-controlling Interests

The FASB issued authoritative guidance for non-controlling interests in December 2007, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.

Note C — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. We do not believe that compliance with existing laws will have a material adverse effect on the Company's financial condition or results of operations. However, we cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate

As of December 31, 2016, the Company had the following Investments in Real Estate:

Property	Location	Date Acquired	Property Type	Investment Amount	Size / Acreage	# Spaces	Retail /Office Square Ft.	Ownership %
MVP San Jose 88 Garage, LLC	San Jose, CA	6/15/2016	Garage	$3,575,500	1.33	328	N/A	100.0%
MCI 1372 Street, LLC	Canton, OH	7/8/2016	Lot	$700,000	0.44	68	N/A	100.0%
MVP Cincinnati Race Street Garage, LLC	Cincinnati, OH	7/8/2016	Garage	$4,500,000	0.63	350	N/A	100.0%
MVP St. Louis Washington, LLC	St Louis, MO	7/18/2016	Lot	$3,000,000	0.39	63	N/A	100.0%
MVP St. Paul Holiday Garage, LLC	St Paul, MN	8/12/2016	Garage	$8,200,000	0.85	285	N/A	100.0%
MVP Louisville Station Broadway, LLC	Louisville, KY	8/23/2016	Lot	$3,050,000	1.25	165	N/A	100.0%
Cleveland Lincoln Garage Owners, LLC	Cleveland, OH	10/19/2016	Garage	$7,316,950	1.20	536	45,272	100.0%
MVP Houston Jefferson Lot, LLC	Houston, TX	11/22/2016	Lot	$700,000	0.52	76	N/A	100.0%
MVP Houston San Jacinto Lot, LLC	Houston, TX	11/22/2016	Lot	$3,200,000	0.65	85	240	100.0%
White Front Garage Partners, LLC	Nashville, TN	9/30/2016	Garage	$9,196,800	0.26	155	N/A	80.0%
MVP Cleveland West 9th, LLC	Cleveland, OH	5/11/2016	Lot	$2,894,250	2.16	254	N/A	51.0%
33740 Crown Colony, LLC	Cleveland, OH	5/17/2016	Lot	$1,545,300	0.54	82	N/A	51.0%

Investment in Real Estate continued:

Property	Location	Zoning	Height Restriction	Parking Tenant	Lease Commencement Date	Lease Term
MVP San Jose 88 Garage, LLC	San Jose, CA	DC	Unlimited	ABM	6/15/2016	1 year management agreement
MCI 1372 Street, LLC	Canton, OH	B-5	375 FT	ABM	7/8/2016	5 years
MVP Cincinnati Race Street Garage, LLC	Cincinnati, OH	DD-A	500 FT.	SP +	9/1/2016	5 years
MVP St. Louis Washington, LLC	St Louis, MO	CBD I	100 FT.	SP +	7/21/2016	5 years
MVP St. Paul Holiday Garage, LLC	St Paul, MN	B-5	Unlimited	Interstate Parking	8/12/2016	10 years
MVP Louisville Station Broadway, LLC	Louisville, KY	CBD I	Unlimited	Riverside Parking	8/23/2016	5 years
Cleveland Lincoln Garage Owners, LLC	Cleveland, OH	SI-E5 / GR-E5	250 FT.	SP +	10/25/2016	5 years
MVP Houston Jefferson Lot, LLC	Houston, TX	NONE	Unlimited	iPark Services	12/1/2016	10 years
MVP Houston San Jacinto Lot, LLC	Houston, TX	NONE	Unlimited	iPark Services	12/1/2016	10 years
White Front Garage Partners, LLC	Nashville, TN	CBD I	Unlimited	Premier Parking	10/1/2016	10 years
MVP Cleveland West 9th, LLC	Cleveland, OH	CBD LLR-B4	175 FT.	SP +	5/11/2016	5 years
33740 Crown Colony, LLC	Cleveland, OH	LLR-D5	250 FT.	SP +	5/17/2016	5 years

Note E — Related Party Transactions and Arrangements

The transactions described in this Note were approved by a majority of the Company's board of directors (including a majority of the independent directors) not otherwise interested in such transaction as fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

Ownership of Company Stock

As of December 31, 2016, the Company's Sponsor owned 8,000 shares and VRM II owned 5,000 shares of the Company's outstanding common stock.

Ownership of MVP REIT

On November 5, 2016, the Company purchased 338,409 shares of MVP REIT common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the year ended December 31, 2016, MVP REIT paid us, approximately $34,000 in distributions, related to the Company's ownership of their common stock.

Acquisition Expense

During the year ended December 31, 2016, JNL Parking, a brokerage and consulting company specializing in the parking industry and co-founded by the Advisor's former Chief Investment Officer and former Chief Technology Officer (their employment ended during August 2016), earned fees of approximately $78,000, equal to a 1% commission on purchases.  JNL Parking may continue to receive broker fee from the Company, for deals in which John Roy and Lance Miller acted as brokers, after their employment ended with the Company.

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

Fees Paid in Connection with the Offering – Common Stock

Various affiliates of the Company are involved in this offering and the Company's operations including MVP American Securities, LLC, or ("MVP American Securities"), which is a broker-dealer and member of the Financial Industry Regulatory Authority, Inc., or FINRA.  MVP American Securities is owned by MS MVP Holdings, LLC which is owned and managed by Mr. Shustek. Additionally, the Company's board of directors, including a majority of the Company's independent directors, may engage an affiliate of the Advisor to perform certain property management services for us.

The Company's Sponsor or its affiliates will pay selling commissions of up to 6.5% of gross offering proceeds from the sale of shares in the primary offering without any right to seek reimbursement from the Company.

The Company's sponsor or its affiliates also may pay non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses, subject to the total underwriting compensation limitation set forth below. We expect such due diligence expenses to average up to 1% of total offering proceeds at the maximum offering amount. Such commissions and fees will be paid by the Company's sponsor or its affiliates (other than the Company) without any right to seek reimbursement from the Company's company.

Fees Paid in Connection with the Offering – Preferred Stock

In connection with the private placement of the Series A preferred stock, the Company will pay selling commissions of up to 6.0% of gross offering proceeds from the sale of shares in the private placement, including sales by affiliated and non-affiliated selling agents.
The Company may pay non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses of up to 2.0% of gross offering proceeds. The Company may also pay a dealer manager fee to MVP American Securities of up to 2.0% of gross offering proceeds from the sale of the shares in the private placement as compensation for acting as dealer manager.

Fees Paid in Connection with the Operations of the Company

The Advisor or its affiliates will receive an acquisition fee of 2.25% of the purchase price of any real estate provided, however, the Company will not pay any fees when acquiring loans from affiliates.  During the year ended December 31, 2016, approximately $1.2 million in acquisition fees have been earned by the Advisor.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in the investment.  During the year ended December 31, 2016, no acquisition expenses have been reimbursed to the Advisor.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 1.0% of the cost of all assets then held by the Company, or the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. The Company will determine the Company's NAV, on a date not later than the Valuation Date.  Following the Valuation Date, the asset management fee will be based on the value of the Company's assets rather than their historical cost. Asset management fees for the year ended December 31, 2016 were approximately $197,000.

The Company will reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that we will not reimburse the Advisor for any amount by which the Company's operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which we make the Company's first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company's independent directors.  We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company's executive officers. In addition, we will not reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items.  During the year ended December 31, 2016, no operating expenses have been incurred by the Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

For substantial assistance in connection with the sale of investments, as determined by the independent directors, we will pay the Advisor or its affiliate the lesser of (i) 3.0% of the contract sale price of each real estate-related secured loan or other real estate investment or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.0% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any asset.  During the year ended December 31, 2016, no disposition fees have been earned by the Advisor.

After the Company's stockholders have received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return, then the Company's Advisor will be entitled to receive 15.0% of the remaining proceeds. We will pay this subordinated performance fee only upon one of the following events: (i) if the Company's shares are listed on a national securities exchange; (ii) if the Company's assets are sold or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which the Company's investors receive cash or publicly-traded securities in exchange for their shares; or (iv) upon termination of the Company's advisory agreement. During the year ended December 31, 2016, no subordinated performance fees have been earned by the Company's Advisor.

Note F — Economic Dependency

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

Note G — Stock-Based Compensation

Long-Term Incentive Plan

The Company's board of directors has adopted a long-term incentive plan which we will use to attract and retain qualified directors, officers, employees, and consultants. The Company's long-term incentive plan will offer these individuals an opportunity to participate in the Company's growth through awards in the form of, or based on, the Company's common stock. We currently anticipate that we will not issue awards under the Company's long-term incentive plan, although we may do so in the future, including to the Company's independent directors as a form of compensation.

The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company's affiliates' selected by the board of directors for participation in our long-term incentive plan. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10% of the outstanding shares of our common stock on the date of grant of any such stock options. Stock options may not have an exercise price that is less than the fair market value of a share of our common stock on the date of grant.

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

Our board of directors may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by our board of directors and stockholders, unless extended or earlier terminated by our board of directors. Our board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. Our board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the long-term incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the year ended December 31, 2016, no grants have been made under the long-term incentive plan.

Note H – Recent Accounting Pronouncements

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

Note I - Acquisitions

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail /Office Square Ft.	Investment Amount	Ownership %
MVP Cleveland West 9th, LLC	Cleveland, OH	5/11/2016	Lot	254	2.16	N/A	$2,894,250	51.00%
33740 Crown Colony, LLC	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$1,545,300	51.00%
MVP San Jose 88 Garage, LLC	San Jose, CA	6/15/2016	Garage	328	1.33	N/A	$3,575,500	100.00%
MCI 1372 Street, LLC	Canton, OH	7/8/2016	Lot	68	0.44	N/A	$700,000	100.00%
MVP Cincinnati Race Street Garage, LLC	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$4,500,000	100.00%
MVP St. Louis Washington, LLC	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$3,000,000	100.00%
MVP St. Paul Holiday Garage, LLC	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,200,000	100.00%
MVP Louisville Station Broadway, LLC	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,050,000	100.00%
White Front Garage Partners, LLC	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$9,196,800	80.00%
Cleveland Lincoln Garage Owners, LLC	Cleveland, OH	10/19/2016	Garage	536	1.2	45,272	$7,316,950	100.00%
MVP Houston Jefferson Lot, LLC	Houston, TX	11/22/2016	Lot	76	0.52	N/A	$700,000	100.00%
MVP Houston San Jacinto Lot, LLC	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,200,000	100.00%

The following table is a summary of the acquisitions for the year ended December 31, 2016.

	Assets			Liabilities
	Land and Improvements	Building and improvements	Total assets acquired	Notes Payable Assumed	Net assets and liabilities acquired

West 9th Properties II	$5,675,000	--	$5,675,000	$--	$5,675,000
33740 Crown Colony	3,030,000	--	3,030,000	--	3,030,000
San Jose 88 Garage	1,073,000	2,503,000	3,576,000	--	3,576,000
MCI 1372 Street	700,000	--	700,000	--	700,000
Cincinnati Race Street	2,142,000	2,358,000	4,500,000	--	4,500,000
St. Louis Washington	3,000,000	--	3,000,000	--	3,000,000
St. Paul Holiday Garage	1,673,000	6,527,000	8,200,000	--	8,200,000
Louisville Station Broadway	3,050,000	--	3,050,000	--	3,050,000
White Front Garage	3,116,000	8,379,000	11,495,000	--	11,495,000
Cleveland Lincoln Garage	2,195,000	5,122,000	7,317,000		7,317,000
Houston Jefferson *	700,000	--	700,000	--	700,000
Houston San Jacinto	3,200,000	--	3,200,000	--	3,200,000

	$29,554,000	$24,889,000	$54,443,000	$--	$54,443,000

* On January 11, 2017, the Company received an unsolicited offer to purchase the Houston Jefferson lot for approximately $2.0 million, with a 90-day due diligence period.  The property was purchased for a long-term hold; however, our advisor and board of directors believe that the offer received justified the sale of the property.

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the year ended December 31, 2016 and for the period from May 4, 2015 (Date of Inception) through December 31, 2015, and assumes that the acquisitions were completed as of May 4, 2015 (Date of Inception).

	December 31, 2016	December 31, 2015
Revenues from continuing operations	$4,081,000	$1,695,000
Net loss available to common stockholders	$(2,081,000)	$(1,273,000)
Net loss available to common stockholders per share – basic	$(1.89)	$152.11
Net loss available to common stockholders per share – diluted	$(1.89)	$152.11

Note J – Investment in Equity Method Investee

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

Houston Preston Lot

On November 22, 2016, the Company and MVP REIT, through MVP Houston Preston Lot, LLC, a Delaware limited liability company ("MVP Preston"), an entity wholly owned by the Company, closed on the purchase of a parking lot consisting of approximately 46 parking spaces, located in Houston, Texas, for a purchase price of $2.8 million in cash plus closing costs, of which our portion was $560,000.  We hold a 20% ownership interest in Houston Preston, while MVP REIT holds an 80% ownership interest in Houston Preston.  The parking lot is under a 10 year lease with iPark Services LLC ("iPark"), a regional parking operator, under a modified net lease agreement where MVP Preston is responsible for property taxes above a $38,238 threshold, and iPark pays for insurance and maintenance costs.  iPark pays annual rent of $228,000.  In addition, the lease provides revenue participation with MVP Preston receiving 65% of gross receipts over $300,000. The term of the lease is for 10 years.

The following is a summary of the Company's portion of the purchase per the agreement:

			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT II	MVP REIT

MVP Denver 1935 Sherman	02/12/2016	$600,000	24.49%	75.51%

MVP Houston Preston	11/22/2016	560,000	20.00%	80.00%

Total		$1,160,000

Note K – Investment in Cost Method Investee

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

The first parking lot is located at 1022 Hennepin Avenue (the "Hennepin lot"). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the "10th Street lot"). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  SP Plus Corporation will lease the Hennepin lot and 10th Street lot under a net lease agreement pursuant to which the Minneapolis Venture will be responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs. SP Plus Corporation will pay a cumulative annual rent of $800,000. In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years.  During April 2016, the Hennepin lot was put into a new entity Minneapolis City Park.  During June 2016, Minneapolis Venture entered into a purchase and sales agreement (the "PSA") to sell the 10th Street lot "as is" to a third party for approximately $6.1 million, which was cancelled.  During February 2017, the Company entered into a letter of intent to sell a portion of the property (approximately 2.2 acres) to an unrelated third party for $3.0 million.  The remaining portion of the property will be retained by the Company and will be leased to a parking operator.

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

The following is a summary of the Company's portion of the initial investments:

			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT	MVP REIT II

MVP Bridgeport Fairfield	03/30/2016	792,000	90.00%	10.00%
Minneapolis City Parking	01/06/2016	1,178,000	87.09%	12.91%

Total		$1,970,000

Note L — Investment in Cost Method Investee – Held for Sale

Minneapolis Venture, LLC and Minneapolis City Parking, LLC

On January 6, 2016, the Company along with MVP REIT closed on the purchase of two parking lots located in Minneapolis for a purchase price of approximately $15.5 million in cash plus closing costs.  The purchase was accomplished through Minneapolis Venture, LLC, a limited liability company (the "Minneapolis Venture") owned jointly by the Company and MVP REIT, of which the Company owns 12.91%. The Company's share of the purchase price was approximately $2.0 million plus the Company's share of the closing costs.  The first parking lot is located at 1022 Hennepin Avenue (the "Hennepin lot"). The Hennepin lot consists of approximately 90,658 square feet and has approximately 270 parking spaces.  The second parking lot is located at 41 10th Street North (the "10th Street lot"). The 10th street lot consists of approximately 107,952 square feet and has approximately 185 parking spaces.  SP Plus Corporation will lease the Hennepin lot and 10th Street lot under a net lease agreement pursuant to which the Minneapolis Venture will be responsible for property taxes and SP Plus Corporation will pay for all insurance and maintenance costs. SP Plus Corporation will pay a cumulative annual rent of $800,000. In addition, the lease provides revenue participation with Minneapolis Venture receiving 70.0% of gross receipts over $1,060,000 but not in excess of $1,300,000 plus 80.0% of annual gross receipts in excess of $1,300,000. The term of the lease is for 5 years.  During April 2016, the Hennepin lot was put into a new entity Minneapolis City Park.  During June 2016, Minneapolis Venture entered into a PSA to sell the 10th Street lot to a third party for approximately $6.1 million. The property is being sold as is and there can be no assurance that the PSA will close.

The following is a summary of the Company's portion of the initial investments:

			Ownership
Property Name	Purchase Date	Purchase Price	MVP REIT	MVP REIT II

MVP Minneapolis Venture	01/06/2016	$822,000	87.09%	12.91%

Total		$822,000

Note M — Line of Credit

On October 5, 2016, the Company, through its Operating Partnership, and MVP REIT, (the "REITs") through a wholly owned subsidiary (the "Borrowers") entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBank Capital Markets ("KeyBank Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

As of December 31, 2016, the REITs had 13 properties listed on the line of credit, which provided an available draw of approximately $25.7 million, and had drawn approximately $13.0 million, of which our portion of the current draw was approximately $8.2 million, based on our pro-rate ownership of the properties listed on the line of credit.  Based on the 13 properties on the line of credit as of December 31, 2016, the REITs had an additional draw of approximately $12.7 million. For the year ended December 31, 2016, we had accrued approximately $56,000 in interest expense, amortized approximately $37,000 in loan fees and $6,000 in unused line fees associated with our draw.  In addition, as of December 31, 2016, the REITs had an available draw of approximate $12.7 million.  On January 11, 2017, the REITs use approximately $12.5 million from the line of credit to acquire the Detroit Center Garage described in Note R – Subsequent Events.

Note N — Notes Payable

In November 2016, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.8%.  The agreement required a down payment of $25,000 and nine monthly payments of $14,000 beginning on November 3, 2016.  As of December 31, 2016, the outstanding balance of the note was approximately $0.1 million.

During October 2016, Cleveland West 9th and 33740 Crown Colony issued a promissory note to American National Insurance Company of New York for a $5.3 million loan secured by real properties located in Cleveland, OH, of which we own a 49% interest in these entities.  The loan has a term of 10 years, has an annual interest rate of 4.5% and is payable in monthly installment payments of principal and interest totaling approximately $30,000, maturing in October 2026.

Total interest expense incurred for the year ended December 31, 2016 was $39,000. Total loan amortization cost for the year ended December 31, 2016 was $2,800.  The Company did not have any notes payable during the period from May 4, 2015 (Inception) through December 31, 2015.

As of December 31, 2016, future principal payments on the notes payable are as follows:

2017	$231,000
2018	124,000
2019	129,000
2020	135,000
2021	142,000
Thereafter	4,632,000
Total	$5,393,000

Principal payments table amount does not reflect the unamortized loan issuance cost of $75,000 as of December 31, 2016.

As of December 31, 2016, the principal balances on notes payable are as follows:

Property	Location	Current Loan Balance	Interest Rate	Loan Maturity
D&O Financing	N/A	$ 112,000	3.81%	8/3/2017
West 9th Properties II, LLC	Cleveland, OH	5,281,000	4.50%	10/25/2026
	Less unamortized loan issuance costs	(75,000)
	Total	$ 5,318,000

Note O — Fair Value

As of December 31, 2016, the Company had no financial assets and liabilities utilizing Level 1 or Level 2.  The Company had assets and liabilities utilizing Level 3 inputs including investments in equity and cost method investees.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, our degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an asset or liability will be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market.  In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments.  This condition may cause our financial instruments to be reclassified from Level 1 to Level 2 or Level 3 and/or vice versa.

Our valuation techniques will be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach.  Our Level 1 inputs are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges.  Our Level 2 inputs are primarily based on the market approach of quoted prices in active markets or current transactions in inactive markets for the same or similar collateral that do not require significant adjustment based on unobservable inputs.  Our Level 3 inputs are primarily based on the income and cost approaches, specifically, discounted cash flow analyses, which utilize significant inputs based on our estimates and assumptions.

The following table presents the valuation of our financial assets and liabilities as of December 31, 2016 measured at fair value on a recurring basis by input levels:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/16	Carrying Value on Balance Sheet at 12/31/16
Assets Investment in equity method investee	$--	$--	$1,150,000	$1,150,000	$1,150,000
Investment in cost method investee – held for sale		$--	$836,000	$836,000	$836,000
Investment in cost method investee	$--	$--	$936,000	$936,000	$936,000

Note P — Assets held for sale

As of December 31, 2016, we had a 100% ownership interest in one property that was listed as held for sale, with a carrying value of approximately $700,000.  This property was acquired on November 22, 2016.  This property is accounted for at the fair value based on an appraisal.  During March 2017, Houston Jefferson entered into a PSA to sell the property "as is" to a third party for approximately $2.0 million.

The following is a summary of the results of operations related to the assets held for sale for period from November 22, 2016 (acquisition) to December 31, 2016:

For period of November 22, 2016 (acquisition) to December 31, 2016

Revenue	$5,000
Expenses	(22,000)
Net loss	$(19,000)

Note Q — Income Tax

Income Taxes and Distributions

As a REIT, it generally will not be subject to federal income tax on taxable income distributed to the stockholders. In 2016, the Company has no distributable taxable income. In addition, the Company does not have any subsidiaries elected to be treated as TRSs pursuant to the Code to participate in services that would otherwise be considered impermissible for REITS and are subject to federal and state income tax at regular corporate tax rates.

Tax Treatment of Distributions

For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders' basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the year ended December 31, 2016 and for the period May 4, 2015 (Date of inception) through December 31, 2015 is as follows:

	2016	2015
Ordinary	$--	$--
Capital Gain	-	-
Return of Capital	732,000	--
	$732,000	$--

Note R — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

During January 2017, the Company and MVP REIT, through MVP Detroit Center Garage, LLC ("MVP Detroit Center"), an entity owned by the Company and MVP REIT, acquired a multi-level parking garage consisting of approximately 1,275 parking spaces, located in Detroit, Michigan, for a purchase price of $55.0 million, plus acquisition and financing-related transaction costs.  The Company owns an 80% equity interest in the MVP Detroit Center and MVP REIT owns an 20% equity interest.  The parking garage will be operated by SP Plus Corporation ("SP+") under a long-term lease, where SP will be responsible for the first $572,000 in property taxes, pay annual base rent of $3.4 million, and 80% of all gross revenue above $5.0 million.  As part of the acquisition MVP Detroit Center entered into a $31.5 million loan agreement with Bank of America, N.A., with a term of 10 years, amortized over 25 years, with monthly principal and interest payments totaling approximately $194,000, bearing an annual interest rate of 5.52%, secured by the parking garage, and maturing in February 2027.  In connection with this purchase the company paid a broker commission totaling 2% of the purchase price.

On February 1, 2017, the Company, through MVP St. Louis Broadway, LLC, a Delaware limited liability company ("Broadway"), an entity wholly owned by the Company, closed on the purchase of a parking lot consisting of approximately 161 parking spaces, located in St. Louis, Missouri, for a purchase price of $2.4 million in cash plus closing costs.  The parking lot is under a 5 year lease with St. Louis Parking Co, ("St. Louis Parking"), a regional parking operator, under a modified net lease agreement where Broadway is responsible for property taxes above a $19,600 threshold, and St. Louis Parking pays for insurance and maintenance costs.  St. Louis Parking pays annual rent of $180,000.  In addition, the lease provides revenue participation with Broadway receiving 75% of gross receipts over $270,000.

On February 1, 2017, the Company, through MVP St. Louis Seventh & Cerre, LLC, a Delaware limited liability company ("7th & Cerre"), an entity wholly owned by the Company, closed on the purchase of a parking lot consisting of approximately 174 parking spaces, located in St. Louis, Missouri, for a purchase price of $3.3 million in cash plus closing costs.  The parking lot is under a 5 year lease with St. Louis Parking, a regional parking operator, under a modified net lease agreement where 7th & Cerre is responsible for property taxes above a $14,885 threshold, and St. Louis Parking pays for insurance and maintenance costs.  St. Louis Parking pays annual rent of $225,000.  In addition, the lease provides revenue participation with 7th & Cerre receiving 75% of gross receipts over $345,000.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
		Initial Cost					Gross Carrying Amount at December 31, 2016
Description	ST	Encumbrance	Land	Buildings and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (1)	Date Acquired	Rentable Square Feet
West 9th Street		--	$5,675,000	--	$5,675,000	--	$5,675,000	--	$5,675,000	--	2016	n/a
Crown Colony		--	$3,030,000	--	$3,030,000	--	$3,030,000	--	$3,030,000	--	2016	n/a
San Jose		--	$1,073,000	$2,503,000	$3,576,000	--	$1,073,000	$2,503,000	$3,576,000	35,000	2016	n/a
MCI 1372 Street		--	$700,000	--	$700,000	--	$700,000	--	$700,000	--	2016	n/a
Cincinnati Race Street		--	$2,142,000	$2,358,000	$4,500,000	--	$2,142,000	$2,358,000	$4,500,000	29,000	2016	n/a
St Louis Washington		--	$3,000,000	--	$3,000,000	--	$3,000,000	--	$3,000,000	--	2016	n/a
St Paul Holiday Garage		--	$1,673,000	$6,527,000	$8,200,000	--	$1,673,000	$6,527,000	$8,200,000	62,000	2016	n/a
Louisville Station		--	$3,050,000	--	$3,050,000	--	$3,050,000	--	$3,050,000	--	2016	n/a
Whitefront Garage		--	$3,116,000	$8,379,000	$11,495,000	--	$3,116,000	$8,379,000	$11,495,000	45,000	2016	n/a
Cleveland Lincoln Garage		--	$2,195,000	$5,122,000	$7,317,000	--	$2,195,000	$5,122,000	$7,317,000	24,000	2016	n/a
Houston San Jacinto		--	$3,200,000	--	$3,200,000	--	$3,200,000	--	$3,200,000	--	2016	n/a
		--	$28,854,000	$24,889,000	$53,743,000	$-	$28,854,000	$24,889,000	$53,743,000	$195,000
(1)
The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

The aggregate gross cost of property included above for federal income tax purposes approximated $53.7 million as of December 31, 2016.

The following table reconciles the historical cost of total real estate held for investment for the years ended December 31, 2016 and for the period May 4, 2015 (Date of inception) through December 31, 2015:

	2016	2015
Total real estate held for investment, inception (prior)	$--	$--
Additions during period:	--	--
Acquisitions	53,743,000	--
Total real estate held for investment, end of year	$53,743,000	$--
The following table reconciles the accumulated depreciation for the year ended December 31, 2016 and for the period May 4, 2015 (Date of inception) through December 31, 2015:

	2016	2015
Accumulated depreciation, inception (prior)	$--	$--
Additions during period:	--	--
Depreciation of real estate	195,000	--
Accumulated depreciation, end of year	$195,000	$--

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon management's evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.
Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2016.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will rely on the Advisor to manage the day-to-day activities and to implement the Company's investment strategy, subject to the supervision of our board of directors. The Advisor performs its duties and responsibilities as the Company's fiduciary pursuant to an advisory agreement. The Advisor is managed by Michael V. Shustek.

Directors and Executive Officers

The following table sets forth the names, ages as of March 24, 2017 and positions of the individuals who serve as our directors and executive officers as of March 24, 2017:

Name	Age	Title

Michael V. Shustek	58	Chief Executive Officer and Director
Ed Bentzen	40	Chief Financial Officer
Allen Wolff(1)	45	Independent Director
David Chavez(1)	51	Independent Director
Erik Hart	46	Independent Director
John E. Dawson(1)	59	Independent Director

(1) Member of the audit committee.

The following table sets forth the names, ages as of March 24, 2017 and positions of the individuals who serve as directors, executive officers and certain significant employees of MVP Realty Advisors (the Advisor) or our affiliates:

Name	Age	Title

Michael V. Shustek	58	President & Chief Executive Officer
Ed Bentzen	40	Chief Financial Officer

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

In February 2004, Mr. Shustek became the President of Vestin Group. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Originations, Inc.  In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990.  In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures.  In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada's history.  In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors.

Mr. Shustek has co-authored two books, entitled "Trust Deed Investments," on the topic of private mortgage lending, and "If I Can Do It, So Can You."  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  As our founder and CEO, Mr. Shustek is highly knowledgeable with regard to our business operations.  In addition, his participation on our board of directors is essential to ensure efficient communication between the Board and management.

Ed Bentzen was appointed as our Chief Financial Officer (CFO) on June 14, 2016.  In addition, Mr. Bentzen was appointed the CFO of MVP REIT on June 14, 2016.  From August 2013, Mr. Bentzen has been the Chief Financial Officer of Western Funding, Inc., a subsidiary of Westlake Financial Services, a company that specializes in sub-prime auto financing.  From January, 2013 to August, 2013, Mr. Bentzen was the Assistant Vice President of Finance for Western Funding and from October, 2010 through January, 2013, he was the corporate controller of Western Funding.  Previous to his experience at Western Funding, Mr. Bentzen served in the capacity of Financial Analyst from January 2006 to April 2007 and then as corporate controller from April 2007 to October 2010 of Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc., which are the owners of MVP Realty Advisors, LLC, the Advisor to the Company.  Mr. Bentzen received his BS in Hotel Administration from the University of Nevada Las Vegas in 1999 and his Masters of Science in Accountancy from the University of Nevada Las Vegas in 2007.  In 2005 he passed the Certified Internal Auditor's exam and received his CIA Certification from the Institute of Internal Auditors (currently inactive status).

Independent Directors of MVP REIT II, Inc.

John E. Dawson is one of our independent directors. He has also been a director of MVP REIT, Inc. since its inception.  He was a director of Vestin Group from March 2000 to December 2005, was a director of Vestin Realty Mortgage II, Inc., from March 2007 until he resigned in November 2013 and was a director for Vestin Realty Mortgage I, Inc. from March 2007 until January 2008.  Since January of 2015 Mr.  Dawson has been a Partner at the International law firm of Dickinson Wright PLLC.  Mr. Dawson was a partner of the Las Vegas law firm of Lionel Sawyer & Collins from 2005 until its closing in December of 2014.  Previous to that, from 1995 to 2005, Mr. Dawson was a partner at the law firm of Marquis & Aurbach.  Mr. Dawson received his Bachelor's Degree from Weber State and his Juris Doctor from Brigham Young University. Mr. Dawson received his Masters of Law (L.L.M.) in Taxation from the University of San Diego in 1993. Mr. Dawson was admitted to the Nevada Bar in 1988 and the Utah Bar in 1989.

David Chavez is one of our independent directors. Since 2009, Mr. Chavez has served as Chief Executive Officer of Assured Strategies, LLC, a strategic consulting, coaching and advisory firm. From 1996 to 2007, Mr. Chavez served as Chief Executive Officer of the Chavez & Koch, a Professional Corporation, Certified Public Accountants (CPA's), Ltd., certified public accounting firm, and from 1995 to 1996, he was a private business and financial consultant.  From 1991 to 1995 Mr. Chavez worked with Arthur Andersen's Las Vegas office, taking several companies public, and working on auditing as well as consulting.  Mr. Chavez received a Bachelor of Science in Business Administration Degree, with a concentration in Accounting, from the University of Nevada, Las Vegas.

Erik A. Hart is one of our independent directors. Since May 2012, Mr. Hart has served as Managing Partner for Romandad Partners and the Romandad Trust.  Previous to that, from 2001 to July 2013, Mr. Hart practiced law at The Law Offices of Erik A. Hart, and from 1998 to 2001, Mr. Hart was a lawyer for the Business Affairs and Business Development Department of the Spelling Entertainment Group, Inc., formerly Republic Entertainment, Inc. Mr. Hart received his Bachelor's Degree from the University of the Pacific, and his Juris Doctor from McGeorge School of Law. Mr. Hart is a member of the California Bar and reactivated his California bar license and plan to keep it active indefinitely.

Allen Wolff is one of our independent directors. Since December 2014, Mr. Wolff has served as Chief Financial Officer for NTN Buzztime, Inc. (NYSE MKT: NTN), a social entertainment and integrated marketing platform. Previous to that, from July 2013 to December 2014, Mr. Wolff served as Co-Founder and Financial Strategist for PlumDiggity, LLC, a financial and marketing strategy firm. From January 2011 to July 2013, Mr. Wolff served as Chief Financial Officer and director for 365 Retail Markets, LLC, a micro-market self-checkout POS technology firm, and from January 2006 to January 2011, Mr. Wolff served as Co-Founder and Chief Financial Officer of Paysimple, Inc., a provider of payment management solutions. From January 2003 to July 2009, Mr. Wolff served as President and Chief Financial Officer of The Conclave Group, LLC, a real estate industry publication serving 12,000 apartment communities nationwide. Mr. Wolff received his Bachelor's Degree from the University of Michigan, and his Master of Business Administration Degree from the R.H. Smith School of Business at the University of Maryland.

Our directors and executive officers will serve until their successors are elected and qualify. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

CORPORATE GOVERNANCE

Board of Directors

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. The board of directors is responsible for directing the management of our business and affairs. The board of directors has retained the Advisor to manage our day-to-day affairs and to implement our investment strategy, subject to the board of directors' direction, oversight and approval.

We have a total of five directors, four of whom are independent of us, the Advisor, our Sponsor and our respective affiliates as determined in accordance with the North American Securities Administrators Association's Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines. The NASAA REIT Guidelines require our charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with our Sponsor or the Advisor. A director is deemed to be associated with our Sponsor or the Advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our Sponsor, the Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by our Sponsor or advised by the Advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our Sponsor, the Advisor or any of their affiliates exceeds five percent of (1) the director's annual gross revenue derived from all sources during either of the last two years or (2) the director's net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director's spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our Sponsor, the Advisor or any of its affiliates. Our board has determined that each of Allen Wolff, David Chavez, Erik Hart and John Dawson qualifies as an independent director under the NASAA REIT Guidelines.

We refer to our directors who are not independent as our "affiliated directors." Currently, our only affiliated director is Michael V. Shustek

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

Audit Committee

The audit committee will meet on a regular basis, at least quarterly and more frequently as necessary. The audit committee's primary function will be to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The audit committee is comprised of three directors, all of whom are independent directors and one of whom is deemed an audit committee financial expert. Our audit committee consists of John Dawson, David Chavez and Allen Wolff.  The Board also determined that Mr. Dawson meets the audit committee financial expert requirements. For the years ended December 31, 2016 and 2015, the audit committee held __ and zero meetings, respectively.

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

Compensation Committee

Our board of directors believes that it is appropriate for our board of directors not to have a standing compensation committee based upon the fact that our executive officers and our affiliated directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay compensation directly to our executive officers or our affiliated directors. Our independent directors receive certain compensation from us, which is described in more detail under "Item 11. Executive Compensation."

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

Board Meetings and Annual Stockholder Meeting

The board of directors held one meeting during the fiscal year ended December 31, 2016. Each director attended at least 75% of his board and committee meetings in 2016. Although we do not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting of Stockholders, we encourage all of our directors to attend.

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

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director. The following table sets forth information with respect to our independent director compensation during the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)($)	Total ($)

Allen Wolff	$48,500	$--	$--	$--	$--	$--	$48,500
David Chavez	$47,500	$--	$--	$--	$--	$--	$47,500
Erik Hart	$46,500	$--	$--	$--	$--	$--	$46,500
John Dawson	$54,750	$--	$--	$--	$--	$--	$54,750

Total	$197,250	--	--	--	--	--	$197,250
(1)	Amount represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.

Compensation Committee Interlocks and Insider Participation

Other than Michael V. Shustek, no member of our board of directors served as an officer, and no member of our board of directors served as an employee, of the Company or any of its subsidiaries during the year ended December 31, 2016. In addition, during the year ended December 31, 2016, none of our executive officers served as a member of a compensation committee (or other committee of our board of directors performing equivalent functions or, in the absence of any such committee, our entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Shown below is certain information as of March 21, 2017, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 2,490,685 shares of our common stock as of March 21, 2017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

The following table sets forth the total number and percentage of our common stock beneficially owned as of March 21, 2017, by:

•	Each director;
•	Our chief executive officer, chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and
•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 2,490,685 shares of our total outstanding common stock and 2,678 shares of our total outstanding preferred stock as of March 21, 2017:

		Common Shares Beneficially Owned		Preferred Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent	Number	Percent
Michael V. Shustek	8880 W. Sunset Rd Las Vegas, NV 89148	8,579	<1%	--	--
Ed Bentzen	8880 W. Sunset Rd Las Vegas, NV 89148	--	--	--	--
Allen Wolff	7275 Sitio Lima Carlsbad, CA 92009	--	--	*26.5	1.32%
David Chavez	28 Strada Prinicipale Henderson, NV 89011	--	--	--	--
Erik Hart	4004 Murphy Rd. Memphis, IN 47143	--	--	--	--
John E. Dawson	1321 Imperia Drive Henderson, NV 89052	** 4,390	<1%	--	--

All directors and executive officers as a group		12,969	<1%	26.5	1.32%

* Along with the purchase of these 26.5 shares, Mr. Wolff received 750 warrants.  The Warrants may be exercised after the 90th day following the occurrence of a Listing Event, at an exercise price, per share, equal to 110% of the volume weighted average closing price during the 20 trading days ending on the 90th day after the occurrence of such Listing Event; however, in no event shall the exercise price of the Warrants be less than $25 per share.

** These shares are held by the Darlene Lyndes TTEE & John Dawson TTEE - GST Trust under the Redd 1996 Trust. Mr. Dawson has control of the trust, but has no economic benefit in the trust.

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

Please refer to Note E – Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.  Please also see "Risk Factors – Risks Related to Conflict of Interests." in Part I, Item 1A Financial Statements of this Annual Report on Form 10-K

Certain Conflict Mitigation Measures

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

Advisor Compensation

The independent directors evaluate at least annually whether the compensation that we contract to pay to the Advisor and its affiliates is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by our charter. The independent directors supervise the performance of the Advisor and its affiliates and the compensation we pay to them to determine whether the provisions of the advisory agreement are being carried out. This evaluation is based on the following factors as well as any other factors they deem relevant:

•	the amount of the fees and any other compensation, including stock-based compensation, paid to our advisor and its affiliates in relation to the size, composition and performance of the assets;

•	the success of our advisor in generating appropriate investment opportunities;

•	the rates charged to other companies, including other REITs, by advisors performing similar services;

•	additional revenues realized by our advisor and its affiliates through their relationship with us, including whether we pay them or they are paid by others with whom we do business;

•	the quality and extent of service and advice furnished by our advisor and its affiliates;

•	the performance of our investment portfolio; and

•	the quality of our portfolio relative to the investments generated by our advisor and its affiliates for their own account and for their other clients.

Term of Advisory Agreement

Each contract for the services of the Advisor may not exceed one year, although there is no limit on the number of times that we may retain a particular advisor. Our charter provides that a majority of the independent directors may terminate the advisory agreement with MVP Realty Advisors, LLC without cause or penalty on 60 days' written notice. MVP Realty Advisors, LLC may terminate the advisory agreement with good reason on 60 days' written notice.

Independent Directors

The NASAA REIT Guidelines require our charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with our Sponsor or the Advisor. A director is deemed to be associated with our Sponsor or the Advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our Sponsor, the Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by our Sponsor or advised by the Advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our Sponsor, the Advisor or any of their affiliates exceeds five percent of (1) the director's annual gross revenue derived from all sources during either of the last two years or (2) the director's net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director's spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our Sponsor, the Advisor or any of its affiliates.

A majority of our board of directors, including a majority of the independent directors, must determine the method used by the Advisor for the allocation of the acquisition of investments by two or more affiliated programs seeking to acquire similar types of assets is fair and reasonable to us. Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the full board of directors or the Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the property management agreement;

•	transactions with affiliates, including our directors and officers;

•	awards under our equity incentive plan; and

•	pursuit of a potential liquidity event.

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

Other Transactions Involving Affiliates

A majority of our directors, including a majority of the independent directors not otherwise interested in the transaction, must conclude that all other transactions between us and our Sponsor, the Advisor, any of our directors or any of their affiliates are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. To the extent that we contemplate any transactions with affiliates, members of our board who serve on the board of the affiliated entity will be deemed "interested directors" and will not participate in approving or making other substantive decisions with respect to such related party transactions.

Limitation on Operating Expenses

After commencement of this offering, in compliance with the NASAA REIT Guidelines, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. "Average invested assets" means the average of the aggregate monthly book value of our assets during a specified period invested, directly or indirectly in equity interests in and loans secured by real estate, before deducting depreciation, bad debts or other non-cash reserves. "Total operating expenses" means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) incentive fees paid in compliance with the NASAA REIT Guidelines; (vi) acquisition fees and expenses; (vii) real estate commissions on the sale of real property; and (viii) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES; AUDIT COMMITTEE REPORT

Principal Accounting Fees and Services

For the year ended December 31, 2016 and during the period from May 4, 2015 (date of inception) through December 31, 2015 RBSM LLP ("RBSM"), our independent public accounting firm, billed the Company for their professional services rendered as follows:

	December 31, 2016	For the period May 4, 2015 (date of inception) December 31, 2015
Audit Fees	$61,000	$--
Audit Related Fees	$7,500	$34,000
Tax Fees	$--	$--
All Other Fees	$--	$--

RBSM did not perform any non-audit services for us during the year ended December 31, 2016 and during the period May 4, 2015 (date of inception) December 31, 2015.

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for  assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees", such as acquisition audit and audit of our financial statements and review of our Form S-11 filings.

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

MVP REIT II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	March 24, 2017

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	March 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	Chief Executive Officer and Director	March 24, 2017
Michael V. Shustek	(Principal Executive Officer)

/s/ Ed Bentzen	Chief Financial Officer	March 24, 2017
Ed Bentzen	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	March 24, 2017
John E. Dawson

/s/ Allen Wolff	Director	March 24, 2017
Allen Wolff

/s/ David Chavez	Director	March 24, 2017
David Chavez

/s/ Erik Hart	Director	March 24, 2017
Erik Hart

EXHIBIT INDEX

3.1(1)	Articles of Amendment and Restatement of MVP REIT II, Inc.
3.2(9)	Articles Supplementary of MVP REIT II, Inc.
3.3(2)	Bylaws of MVP REIT II, Inc.
4.1(3)	Form of Subscription Agreement
4.2(4)	Distribution Reinvestment Plan
4.3(5)	Amended and Restated Escrow Agreement, dated October 5, 2015, between MVP REIT II, Inc. and UMB Bank, N.A.
4.4(6)	Second Amended and Restated Escrow Agreement, dated November 30, 2015, by and among MVP REIT II, Inc., MVP American Securities, LLC, and UMB Bank, N.A.
10.1(5)	Amended and Restated Advisory Agreement, dated October 5, 2015, between MVP REIT II, Inc. and MVP Realty Advisors, LLC
10.2(6)	Amendment No. 1 to the Amended and Restated Advisory Agreement, dated November 30, 2015, between MVP REIT II, Inc., MVP REIT II Operating Partnership, LP, and MVP Realty Advisors, LLC
10.3(5)	Amended and Restated Selling Agreement, dated October 5, 2015, between MVP REIT II, Inc. and MVP American Securities, LLC
10.4(1)	Agreement of Limited Partnership of MVP REIT II Operating Partnership, LP
10.5(1)	MVP REIT II, Inc. Long-Term Incentive Plan
10.6(1)	MVP REIT II, Inc. Independent Directors Compensation Plan
10.7(1)	Form of Indemnification Agreement
10.8(7)	Operating Agreement of MVP Minneapolis Orpheum Lots, LLC
10.9(7)	Membership Interest Purchase Agreement, dated as of December 4, 2015, by and between MVP Minneapolis Orpheum Lots, LLC and Minneapolis Parking Venture LLC
10.10(7)	First Amendment to Membership Interest Purchase Agreement, dated as of December 29, 2015, by and between MVP Minneapolis Orpheum Lots, LLC and Minneapolis Parking Venture LLC
10.11(7)	Operating Agreement of MVP Denver 1935 Sherman, LLC
10.12(7)	Agreement of Purchase and Sale, dated as of November 19, 2015, by and among MVP Denver 1935 Sherman, LLC, Robert A. Bruhn, Jr., Kristina Cleary, Lisa L. Westwood, and Annah E. Palm
10.13(7)	First Amendment of Agreement of Purchase and Sale, dated as of January 20, 2016, by and among MVP Denver 1935 Sherman, LLC, Robert A. Bruhn, Jr., Kristina Cleary, Lisa L. Westwood, and Annah E. Palm
10.14(7)	Second Amendment of Agreement of Purchase and Sale, dated as of February 1, 2016, by and among MVP Denver 1935 Sherman, LLC, Robert A. Bruhn, Jr., Kristina Cleary, Lisa L. Westwood, and Annah E. Palm
10.15(7)	Operating Agreement of MVP Bridgeport Fairfield Garage, LLC
10.16(7)	Purchase and Sale Agreement, dated as of February 19, 2016, by and between Fairfield Avenue Parking Corporation and MVP Bridgeport Fairfield Garage, LLC
10.17(7)	First Amendment to Purchase and Sale Agreement, dated as of March 18, 2016, by and between Fairfield Avenue Parking Corporation and MVP Bridgeport Fairfield Garage, LLC
10.18(8)	Credit Agreement dated as of October 5, 2016 among MVP Real Estate Holding, LLC, MVP REIT II Operating Partnership, L.P., certain of their subsidiaries and KeyBank National Association
10.19(8)	MVP Guaranty dated as of October 5, 2016, by and among MVP REIT, Inc. and MVP REIT II, Inc.
10.20(8)	Pledge and Security Agreement dated as of October 5, 2016 among MVP Real Estate Holdings, LLC, MVP REIT II Operating Partnership, LP, certain of their Subsidiaries and KeyBank National Association
10.21(8)	Promissory Note dated October 5, 2016 2016 among MVP Real Estate Holdings, LLC, MVP REIT II Operating Partnership, LP, certain of their Subsidiaries and KeyBank National Association
10. 22(9)	Form of Warrant to Purchase Common Stock
10.23(10)	Form of Subscription Agreement For Shares of Series A Convertible Redeemable Preferred Stock
10.24(10)	Lead Placement Agent Agreement, dated as of November 1, 2016, by and between MVP American Securities, LLC and MVP REIT II, Inc.
10.25(10)	Form of MVP American Securities, LLC Selling Agent Agreement for the Private Place of Series A Convertible Redeemable Preferred Stock of MVP REIT II, Inc.
10.26(11)	Purchase and Sale Agreement, dated as of October 31, 2016, by and between Center Parking Associates Limited Partnership and MVP Detroit Center Garage, LLC
10.27(12)	Loan Agreement, dated as of January 10, 2017, by and between MVP Detroit Center Garage, LLC and Bank of America, N.A.
21.1(2)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (extensible Business Reporting Language (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder's Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed concurrently herewith.
(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015 and incorporated herein by reference.
(2)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015 and incorporated herein by reference.
(3)	Filed previously as Exhibit A to Supplement No. 1 to the Registrant's prospectus filed December 3, 2015 and incorporated herein by reference.
(4)	Filed previously as Appendix D to the Registrant's prospectus filed October 23, 2015 and incorporated herein by reference.
(5)	Filed previously with Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 on October 6, 2015 and incorporated herein by reference.
(6)	Filed previously on Form 8-K on December 3, 2015 and incorporated herein by reference.
(7)	Filed previously with Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 on April 6, 2016 and incorporated herein by reference.
(8)	Filed previously on Form 8-K on October 6, 2016 and incorporated herein by reference.
(9)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(10)	Filed previously on Form 8-K on November 2, 2016 and incorporated herein by reference.
(11)	Filed previously on Form 8-K on December 8, 2016 and incorporated herein by reference.
(12)	Filed previously on Form 8-K on January 1, 2017 and incorporated herein by reference.