Form 10-Q
period 2017-05-08
MVP REIT II, Inc.
filed 2017-05-10
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-205893
MVP REIT II, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	47-3945882
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8880 W. SUNSET RD SUITE 240, LAS VEGAS, NV 89148
(Address of Principal Executive Offices)  (Zip Code)
Registrant's Telephone Number: (702) 534-5577

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

Yes [   ] No [X]

As of May 9, 2017, the registrant had 2,538,304 shares of common stock outstanding.

MVP REIT II, Inc.
(A Maryland Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Cash	$4,675,000	$4,885,000
Cash - restricted	1,125,000	100,000
Prepaid expenses	696,000	283,000
Accounts receivable	351,000	208,000
Investments in MVP REIT, Inc.	3,086,000	3,034,000
Investment in real estate
Land and improvements	41,554,000	28,854,000
Buildings and improvements	72,903,000	24,889,000
Construction in progress	521,000	--
	114,978,000	53,743,000
Accumulated depreciation	(620,000)	(195,000)
Total investments in real estate, net	114,358,000	53,548,000

Other assets	282,000	4,575,000
Assets held for sale	730,000	700,000
Investment in equity method investee	1,150,000	1,150,000
Investments in cost method investee – held for sale	836,000	836,000
Investments in cost method investee	923,000	936,000
Total assets	$128,212,000	$70,255,000
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$624,000	$485,000
Security Deposit	46,000	2,000
Due to related parties	929,000	575,000
Liabilities related to assets held for sale	26,000	--
Line of credit, net of unamortized loan issuance costs of approximately $0.2 million as of March 31, 2017 and December 31, 2016	19,674,000	7,957,000
Deferred revenue	109,000	45,000
Notes payable, net of unamortized loan issuance costs of approximately $0.2 million and $0.1 million as of March 31, 2017 and December 31, 2016, respectively	41,724,000	5,318,000
Total liabilities	63,132,000	14,382,000
Commitments and contingencies	--	--
Equity
MVP REIT II, Inc. Stockholders' Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none outstanding	--	--
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, no shares issued and outstanding
Common stock, $0.0001 par value, 98,999,000 shares authorized, 2,521,088 and 2,301,828 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	--	--
Additional paid-in capital	63,283,000	56,143,000
Accumulated deficit	(7,380,000)	(4,394,000)
Total MVP REIT II, Inc. Shareholders' Equity	55,903,000	51,749,000
Non-controlling interest – related party	9,177,000	4,124,000
Total equity	65,080,000	55,873,000
Total liabilities and equity	$128,212,000	$70,255,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
(A Maryland Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Revenues
Rental revenue	$1,975,000	$--
Total revenues	1,975,000	--

Operating expenses
General and administrative	328,000	151,000
Merger costs	125,000	--
Acquisition expenses	1,766,000	--
Acquisition expenses – related party	1,118,000	109,000
Operation and maintenance	351,000	--
Operation and maintenance – related party	237,000	--
Depreciation	425,000	--
Total operating expenses	4,350,000	260,000

Loss from operations	(2,375,000)	(260,000)

Other income (expense)
Interest expense	(655,000)	(1,000)
Distribution income – related party	52,000	--
Income (loss) from investment in equity method investee	14,000	(1,000)
Total other expense	(589,000)	(2,000)

Loss from continuing operations	(2,964,000)	(262,000)

Discontinued operations, net of income taxes
Income from assets held for sale, net of income taxes	6,000	--
Total income from discontinued operations	6,000	--

Provision for income taxes	--	--

Net loss	(2,958,000)	(262,000)
Net income attributable to non-controlling interest – related party	28,000	--
Net loss attributable to MVP REIT II, Inc.'s stockholders	$(2,986,000)	$(262,000)
Basic and diluted loss per weighted average common share:
Loss from continuing operations attributable to MVP REIT II, Inc.'s common stockholders – basic and diluted	$(1.22)	$(1.14)
Income from discontinued operations – basic and diluted	$0.01	$--
Net loss attributable to MVP REIT II, Inc.'s common stockholders - basic and diluted	$(1.23)	$(1.14)
Distributions declared per common share	$(0.20)	$(0.10)
Weighted average common shares outstanding, basic and diluted	2,425,200	228,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2017
 (Unaudited)
	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2016	--	$--	2,301,828	$--	$56,143,000	$(4,394,000)	$4,124,000	$55,873,000

Distributions to non-controlling interest	--	--	--	--	--	--	(50,000)	(50,000)

Issuance of common stock	--	--	189,988	--	4,750,000	--	--	4,750,000

Issuance of common stock – DRIP	--	--	11,420	--	285,000	--	--	285,000

Issuance of common stock - Dividend	--	--	17,852	--	--	--	--	--

Issuance of preferred stock	2,862	--	--	--	2,556,000	--	--	2,556,000

Non-controlling interest	--	--	--	--	--	--	5,075,000	5,075,000

Distributions	--	--	--	--	(451,000)	--	--	(451,000)

Net income (loss)	--	--	--	--	--	(2,986,000)	28,000	(2,958,000)
Balance, March 31, 2017	2,862	$--	2,521,088	$--	$63,283,000	$(7,380,000)	$9,177,000	$65,080,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Cash flows from operating activities:
Net Loss	$(2,958,000)	$(262,000)
Adjustments to reconcile net loss to net cash used in operating activities: Income (loss) from investment in equity method investee	(14,000)	1,000
Distribution from MVP REIT	(52,000)	--
Amortization of loan costs	96,000	--
Depreciation expense	425,000	--
Changes in operating assets and liabilities
Cash - Restricted	(1,025,000)	--
Due to related parties	354,000	37,000
Accounts payable	137,000	32,000
Loan fees	(183,000)	--
Security deposits	44,000	--
Deferrerd revenue	64,000	--
Assets held for sale, net of liabilities	(4,000)	--
Accounts receivable	(143,000)	--
Prepaid expenses	(413,000)	58,000
Net cash used in operating activities	(3,672,000)	(134,000)

Cash flows from investing activities:
Purchase of investment in real estate	(56,700,000)	--
Building improvements	(14,000)	--
Payments made for future acquisitions	(227,000)	--
Distribution received from investment in cost method investee	13,000	--
Distribution received from investment in equity method investee	14,000	--
Investment in cost method investee	--	(2,793,000)
Investment in equity method investee	--	(600,000)
Proceeds from non-controlling interest	5,075,000	--
Net cash used in investing activities	(51,839,000)	(3,393,000)

Cash flows from financing activities
Proceeds from note payable	36,415,000	--
Payments on note payable	(173,000)	(45,000)
Proceeds from of line of credit	11,968,000	--
Payments made to line of credit	(284,000)	--
Distribution to non-controlling interest	(50,000)	--
Proceeds from issuance of common stock	5,035,000	8,687,000
Proceeds from issuance of preferred stock	2,556,000	--
Distribution made to common stockholders	(161,000)	(10,000)
Distribution made to preferred stockholders	(5,000)	--
Net cash provided by financing activities	55,301,000	8,632,000

Net change in cash	(210,000)	5,105,000
Cash, beginning of period	4,885,000	2,268,000
Cash, end of period	$4,675,000	$7,373,000

Supplemental disclosures of cash flow information:
Interest Paid	$595,000	$1,000
Non-cash investing and financing activities:
Distributions - DRIP	$285,000	$14,000
Deposits applied to purchase of investment in real estate	$4,000,000	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MVP REIT II, Inc.
(A Maryland Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note A — Organization and Proposed Business Operations

MVP REIT II, Inc. (the "Company," "we," "us," or "our") is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes upon the filing of the federal tax return for the year ended December 31, 2016.  As of December 31, 2016, the Company ceased all selling efforts for the initial public offering (the "Common Stock Offering") of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering.  As of March 31, 2017, the Company raised approximately $61.1 million in the Common Stock Offering before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $435,000. The Company has also registered $50 million in shares of common stock for issuance pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock at the current price of $25.00 per share.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. No more than 10% of the proceeds of the Common Stock Offering will be used for investment in Canadian properties.  To a lesser extent, the Company may also invest in properties other than parking facilities.

The Company is the sole general partner of MVP REIT II Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership"). The Company intends to own substantially all of its assets and conduct its operations through the Operating Partnership. The Company's wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is operated in a manner that enables the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the Operating Partnership is not classified as a "publicly traded partnership" for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the Operating Partnership being taxed as a corporation.

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

As part of the Company's initial capitalization, we sold 8,000 shares of common stock for $200,000 to MVP Capital Partners II, LLC (the "Sponsor"), the sponsor of the Company. The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc., a Maryland corporation and OTC pink sheet company ("VRM II"), and 40% by Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC pink sheet company ("VRM I"), both which are managed by Vestin Mortgage, LLC, a Nevada limited liability company in which Michael Shustek wholly owns.  The Company also sold 5,000 shares of common stock to VRM II in the Offering.

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

From inception through March 31, 2017, the Company has paid approximately $1.2 million in distributions, including issuing 29,731 shares of its common stock as DRIP, issuing 47,116 shares of its common stock as dividend in distributions to the Company's common stockholders and $5,000 in distributions for preferred stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering and other stock sales, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

Capitalization

As of March 31, 2017, the Company had 2,521,088 shares of common stock issued and outstanding. During the three months ended March 31, 2017, the Company had received consideration of approximately $4.7 million for the issuance of its common stock in connection with the Common Stock Offering.  In connection with its formation, the Company sold 8,000 shares of common stock to the Sponsor for $200,000.  As of March 31, 2017, the Company had 2,862 shares of preferred stock issued and outstanding

The Company offered up to $50 million in shares of the Company's Series A Convertible Redeemable Preferred Stock ("Series A"), par value $0.0001 per share, together with warrants to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors. In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the shares of Series A to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  The Company raised approximately $2.6 million, net of offering costs, in the Series A private placements.

As disclosed on an 8-K filed with the SEC on March 30, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  The Company commenced the Regulation D 506(b) private placement of shares of Series 1 to accredited investors commencing April 7, 2017.  As of May 9, 2017, the Company has not received any funds in relation to the Series 1 offering.

Stockholders may elect to reinvest distributions received from the Company in common shares by participating in the Company's DRIP. The stockholder may enroll in the DRIP by completing the distribution change form. The stockholder may also withdraw at any time, without penalty, by delivering written notice to the Company.  Participants will acquire DRIP shares at a fixed price of $25.00 per share until (i) all such shares registered in the Offering are issued, (ii) the Offering terminates and the Company elects to deregister any unsold shares under the DRIP, or (iii) the Company's board decides to change the purchase price for DRIP shares or terminate the DRIP for any reason. Commencing no later than May 29, 2018 (the "Valuation Date"), which is 150 days following the second anniversary of the date to satisfy the minimum offering requirement in the Offering, if the DRIP is ongoing, the Company will adjust the price of shares offered in the DRIP to equal the net asset value ("NAV") per share. The Company will update the NAV per share at least annually following the Valuation Date and further adjust the per share price in the Company's DRIP accordingly. The Company has registered $50,000,000 in shares for issuance under the DRIP.

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

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 5.0% of the weighted average number of shares of common stock outstanding during the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by the Company's board of directors; provided however, that the above volume limitations shall not apply to repurchases requested in connection with the death or qualifying disability of a stockholder.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Redemption requests other than those made in connection with the death or disability (as defined in the Internal Revenue Code of 1986, as amended (the "Code") of a stockholder will continue to be repurchased as of March 31st, June 30th, September 30th and December 31st of each year in accordance with the terms of the SRP.  As of March 31, 2017, no shares had been redeemed.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The condensed consolidated balance sheet as of December 31, 2016 contained herein has been derived from the audited financial statements as of December 31, 2016, but does not include all disclosures required by GAAP.

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
St. Louis Washington, LLC
St. Paul Holiday Garage, LLC
Louisville Station Broadway, LLC
White Front Garage Partners, LLC
Cleveland Lincoln Garage, LLC
MVP Houston Jefferson Lot, LLC
MVP Houston San Jacinto Lot, LLC
MVP Detroit Center Garage, LLC
St Louis Broadway, LLC
St Louis Seventh & Cerre, LLC

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

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investees' earnings or losses is included in other income in the accompanying unadutied condensed consolidated statements of operations. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

Concentration

The Company had eight parking tenants as of March 31, 2017.  One tenant, Standard Parking + ("SP+"), represented a concentration for the three months ended March 31, 2017, in regards to parking base rental revenue.  During the three months ended March 31, 2017, SP+ accounted for 65%, of the parking base rental revenue. Below is a table that summarizes base parking rent by tenant:

Parking Tenant	Percentage of Total Base Rental Revenue (as of March 31, 2017)
SP +	65.3%
Premier Parking	9.3%
Interstate Parking	7.1%
ABM	5.1%
iPark Services	4.7%
St. Louis Parking	3.6%
Riverside Parking	2.7%
Lanier	2.2%
Grand Total	100.00%

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

Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred. During the three months ended March 31, 2017, the Company expensed approximately $1.1 million in related party acquisition costs and $1.8 million of non-related party acquisition costs, for the purchase of an interest in three properties.  During the three months ended March 31, 2016, the Company did not acquire any properties.  The Company's acquisition expenses are directly related to the Company's acquisition activity and if the Company's acquisition activity was to increase or decrease, so would the Company's acquisition costs.

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

Cash

Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit up of $250,000.  As of March 31, 2017 and December 31, 2016, the Company had approximately $2.7 million and $3.4 million, respectively, in excess of the federally insured limits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred. During the three months ended March 31, 2017 and 2016, the Company had no advertising costs.

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

Income Taxes

The Company will elect and operate in a manner that will allow the Company, to qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2016. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes all of its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies to be taxed as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three months ended March 31, 2017 and 2016.

There is a potential for dilution from the Company's Series A Convertible Redeemable Preferred Stock which may be converted into the Company's common stock at any time beginning upon the earlier of (i) 90 days after the occurrence of a listing event or (ii) the second anniversary of the final closing of the offering (whether or not a Listing Event has occurred).  As of May 9, 2017, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issues.

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

The board of directors may, in its sole discretion, terminate, suspend or further amend the share repurchase program upon 30 days' written notice without stockholder approval if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the stockholders.  Among other things, we may amend the plan to repurchase shares at prices different from those described above for the purpose of ensuring the Company's dividends are not "preferential" for incomes tax purposes.  Any notice of a termination, suspension or amendment of the share repurchase program will be made via a report on Form 8-K filed with the SEC at least 30 days prior to the effective date of such termination, suspension or amendment.  The board of directors may also limit the amounts available for repurchase at any time in its sole discretion.  Notwithstanding the foregoing, the share repurchase program will terminate if the shares of common stock are listed on a national securities exchange.  As of March 31, 2017, no shares are eligible for redemption (other than in connection with a death or disability of a stockholder).

Distribution Reinvestment Plan

Pursuant to the DRIP stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. We have issued a total of 29,731shares of common stock under the DRIP as of March 31, 2017.

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

Note D – Investments in Real Estate

As of March 31, 2017, the Company had the following Investments in Real Estate:

Property	Location	Date Acquired	Investment Amount	Zoning	Height Restriction	Parking Tenant	Lease Commencement Date
MVP San Jose 88 Garage, LLC	San Jose, CA	6/15/2016	$3,575,000	DC	N/A	Lanier Parking	3/01/2017
MCI 1372 Street, LLC	Canton, OH	7/8/2016	$700,000	B-5	375 FT	ABM	7/8/2016
MVP Cincinnati Race Street Garage, LLC	Cincinnati, OH	7/8/2016	$4,500,000	DD-A	500 FT.	SP +	9/1/2016
MVP St. Louis Washington, LLC	St Louis, MO	7/18/2016	$3,000,000	CBD I	100 FT.	SP +	7/21/2016
MVP St. Paul Holiday Garage, LLC	St Paul, MN	8/12/2016	$8,200,000	B-5	Unlimited	Interstate Parking	8/12/2016
MVP Louisville Station Broadway, LLC	Louisville, KY	8/23/2016	$3,050,000	CBD I	Unlimited	Riverside Parking	8/23/2016
Cleveland Lincoln Garage Owners, LLC	Cleveland, OH	10/19/2016	$7,331,000	SI-E5 / GR-E5	250 FT.	SP +	10/25/2016
MVP Houston San Jacinto Lot, LLC	Houston, TX	11/22/2016	$3,200,000	NONE	Unlimited	iPark Services	12/1/2016
White Front Garage Partners, LLC	Nashville, TN	9/30/2016	$11,496,000	CBD I	Unlimited	Premier Parking	10/1/2016
West 9th Street Properties II, LLC	Cleveland, OH	5/11/2016	$5,675,000	CBD LLR-B4	175 FT.	SP +	5/11/2016
33740 Crown Colony, LLC	Cleveland, OH	5/17/2016	$3,030,000	LLR-D5	250 FT.	SP +	5/17/2016
MVP Detroit Center Garage, LLC	Detroit, MI	01/10/2017	$55,000,000	PD	Unlimited	SP +	2/1/2017
St Louis Broadway, LLC	St Louis, MO	02/01/2017	$2,400,000	CBD I	200 FT.	St Louis Parking Co	2/1/2017
St Louis Seventh & Cerre, LLC	St Louis, MO	02/01/2017	$3,300,000	CBD I	200 FT.	St Louis Parking Co	2/1/2017
Construction in progress			$521,000
			$114,978,000

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

Ownership of Company Stock

As of March 31, 2017, the Company's Sponsor owned 8,000 shares and VRM II owned 5,000 shares of the Company's outstanding common stock.

Ownership of MVP REIT

On November 5, 2016, the Company purchased 338,409 shares of MVP REIT common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the three months ended March 31, 2017, MVP REIT paid us, approximately $52,000 in stock distributions, related to the Company's ownership of their common stock.

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

Fees Paid in Connection with the Offering – Preferred Stock

In connection with the private placement of the Series A and Series 1 preferred stock, the Company may pay selling commissions of up to 6.0% of gross offering proceeds from the sale of shares in the private placements, including sales by affiliated and non-affiliated selling agents.

The Company may pay non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses of up to 2.0% of gross offering proceeds. The Company may also pay a dealer manager fee to MVP American Securities of up to 2.0% of gross offering proceeds from the sale of the shares in the private placements as compensation for acting as dealer manager.

Fees Paid in Connection with the Operations of the Company

The Advisor or its affiliates will receive an acquisition fee of 2.25% of the purchase price of any real estate provided, however, the Company will not pay any fees when acquiring loans from affiliates.  During the three months ended March 31, 2017 and 2016, approximately $1.1 million and approximately $0.1 million in acquisition fees had been earned by the Advisor.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in the investment.  During the three months ended March 31, 2017 and 2016, no acquisition expenses had been reimbursed to the Advisor.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 1.0% of the cost of all assets then held by the Company, or the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. The Company will determine the Company's NAV, on a date not later than the Valuation Date.  Following the Valuation Date, the asset management fee will be based on the value of the Company's assets rather than their historical cost. Asset management fees for the three months ended March 31, 2017 were approximately $237,000. No asset management fees were earned for the three months ended March 31, 2016.

The Company will reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that we will not reimburse the Advisor for any amount by which the Company's operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which we make the Company's first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company's independent directors.  We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company's executive officers. In addition, we will not reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items.  During the three months ended March 31, 2017 and 2016, no operating expenses have been incurred by the Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

For substantial assistance in connection with the sale of investments, as determined by the independent directors, we will pay the Advisor or its affiliate the lesser of (i) 3.0% of the contract sale price of each real estate-related secured loan or other real estate investment or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.0% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any asset.  During the three months ended March 31, 2017 and 2016, no disposition fees have been earned by the Advisor.

After the Company's stockholders have received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return, then the Company's Advisor will be entitled to receive 15.0% of the remaining proceeds. We will pay this subordinated performance fee only upon one of the following events: (i) if the Company's shares are listed on a national securities exchange; (ii) if the Company's assets are sold or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which the Company's investors receive cash or publicly-traded securities in exchange for their shares; or (iv) upon termination of the Company's advisory agreement. During the three months ended March 31, 2017 and 2016, no subordinated performance fees have been earned by the Company's Advisor.

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

Our board of directors may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by our board of directors and stockholders, unless extended or earlier terminated by our board of directors. Our board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. Our board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the long-term incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the three months ended March 31, 2017, no grants have been made under the long-term incentive plan.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-07 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We are currently assessing the potential impact of ASU 2016-09 on our consolidated financial condition and results of operations.  The Company does not believe that the adoption of ASU 2016-09 will materially impact the accounting; however, we are continuing to evaluate the impact.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on how to record eight specific cash flow issues. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and a retrospective transition method should be applied. The Company adopted ASU 2016-15 effective January 1, 2017 on a retrospective basis, by recasting all prior periods shown to reflect the effect of adoption, the effect of which is not material.

Note I - Acquisitions

The following table is a summary of the acquisitions for the three months ended March 31, 2017.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail /Office Square Ft.	Investment Amount	Ownership %
MVP Detroit Center Garage	Detroit, MI	01/10/2017	Garage	1,275	8.78	N/A	$55,000,000	80.00%
St Louis Broadway, LLC	St Louis, MO	02/01/2017	Lot	161	0.96	N/A	$2,400,000	100.00%
St Louis Seventh & Cerre, LLC	St Louis, MO	02/01/2017	Lot	174	1.20	N/A	$3,300,000	100.00%

	Assets			Liabilities
	Land and Improvements	Building and improvements	Total assets acquired	Notes Payable	Net assets and liabilities acquired
MVP Detroit Center Garage	7,000,000	48,000,000	55,000,000	31,500,000	23,500,000
St Louis Broadway, LLC	2,400,000	--	2,400,000	--	2,400,000
St Louis Seventh & Cerre, LLC	3,300,000	--	3,300,000	--	3,300,000

	$12,700,000	$48,000,000	$60,700,000	$31,500,000	$29,200,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three months ended March 31, 2017 and 2016, and assumes that the acquisitions were completed as of January 1, 2016.
	March 31, 2017	March 31, 2016
Revenues from continuing operations	$2,152,000	$958,000
Net income (loss) available to common stockholders	$(2,809,000)	$696,000
Net income (loss) available to common stockholders per share – basic	$(2.09)	$3.04
Net income (loss) available to common stockholders per share – diluted	$(2.09)	$3.04

Note J — Line of Credit

On October 5, 2016, the Company, through its Operating Partnership, and MVP REIT, (the "REITs") through a wholly owned subsidiary (the "Borrowers"), entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBank Capital Markets ("KeyBank Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

As of March 31, 2017, the REITs had 15 properties listed on the line of credit, which provided an available draw of approximately $28 million, and had drawn approximately $27.9 million, of which our portion of the current draw was approximately $19.7 million, based on our pro-rate ownership of the properties listed on the line of credit.  Based on the 15 properties on the line of credit as of March 31, 2017, the REITs had an additional draw of approximately $145,000. For the three months ended March 31, 2017, we had accrued approximately $139,000 in interest expense, amortized approximately $36,000 in loan fees and $1,500 in unused line fees associated with our draw.

Note K — Notes Payable

During October 2016, West 9th Properties II issued a promissory note to American National Insurance Company of New York for a $5.3 million loan secured by real properties located in Cleveland, OH, of which we own a 49% interest in these entities.  The loan has a term of 10 years, has an annual interest rate of 4.5% and is payable in monthly installment payments of principal and interest totaling approximately $30,000, maturing in October 2026.

In November 2016, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.8%.  The agreement required a down payment of $25,000 and nine monthly payments of $14,000 beginning on November 3, 2016.

During January 2017, the Company and MVP REIT, through MVP Detroit Center Garage, LLC, entered into a secured Loan Agreement with Bank of America, N.A. to fund a portion of the purchase price for a multi-level parking garage in Detroit, Michigan.  The Loan Agreement is for a 10-year term, has an annual interest rate of 5.52% and in payable in monthly installments of principal and interest totaling approximately $253,000 and maturing in February 2027.

During January 2017, the MVP San Jose 88 Garage issued a promissory note to Owens Realty Mortgage for approximately $2.2 million.  The note is collateralized by real property located in San Jose, California, bears an annual interest rate of 7.75%, and is payable in monthly installment payments of interest only totaling approximately $14000, maturing in January 2019.

During January 2017, MVP Cincinnati Race Street Garage issued a promissory note to Moonshell, LLC for approximately $3.0 million.  The note is collateralized by real property located in Cincinnati, Ohio, and bears an annual interest rate of 9%.  Loan fees and interest, for the term of the loan, were paid at closing, there are no payments due until the loan matures in July 2017.  During, April 2017, this loan was extended for an additional three months for an extension fee of $45,000.  The additional interest of $67,500 and the remaining principal balance will be due in October 2017, unless the loan is extended an additional three months as allowed for under the loan agreement.

Total interest expense incurred for the three months ended March 31, 2017 was $595,000. Total loan amortization cost for the three months ended March 31, 2017 was $60,000.  The Company did not have any notes payable during the three months ended March 31, 2016.

As of March 31, 2017, future principal payments on the notes payable are as follows:

2017	$3,587,000
2018	2,932,000
2019	773,000
2020	811,000
2021	860,000
Thereafter	32,956,000
Total	$41,919,000

Principal payments table amount does not reflect the unamortized loan issuance cost of $195,000 as of March 31, 2017.

As of March 31, 2017, the principal balances on notes payable are as follows:

Property	Location	Current Loan Balance	Interest Rate	Loan Maturity
D&O Financing	N/A	$70,000	3.81%	8/3/2017
West 9th Properties II, LLC	Cleveland, OH	5,252,000	4.50%	10/25/2026
MVP Detroit Center Garage, LLC	Detroit MI	31,397,000	5.52%	1/10/2027
MVP San Jose 88 Garage, LLC	San Jose, CA	2,200,000	7.75%	1/01/2019
MVP Cincinnati Race Street Garage, LLC	Cincinnati, OH	3,000,000	9.00%	7/10/2017**
	Less unamortized loan issuance costs	(195,000
Total		$41,724,000

** Extended to October 10, 2017 in April 2017

Note L — Fair Value

As of March 31, 2017 and December 31, 2016, the Company had no financial assets and liabilities utilizing Level 1 or Level 2.  The Company had assets and liabilities utilizing Level 3 inputs including investments in equity and cost method investees.

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

The following table presents the valuation of our financial assets and liabilities as of March 31, 2017 measured at fair value on a recurring basis by input levels:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/17	Carrying Value on Balance Sheet at 03/31/17
Assets Investment in equity method investee	$--	$--	$1,150,000	$1,150,000	$1,150,000
Investment in cost method investee – held for sale		$--	$836,000	$836,000	$836,000
Investment in cost method investee	$--	$--	$923,000	$923,000	$923,000

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

Note M — Assets held for sale

As of March 31, 2017, we had a 100% ownership interest in one property listed as held for sale, with a carrying value of approximately $700,000.  The Company acquired the property on November 22, 2016 and recorded at the fair value based on an appraisal.  During March 2017, Houston Jefferson entered into a purchase and sale agreement to sell the property "as is" to a third party for approximately $2.0 million.  During May 2017, this purchase and sales agreement had been cancelled; however, the Company is still in negotiations with an unrelated third party to sell this property.  There can be no assurance that we will be successful in completing this transaction or whether we will continue to classify this property as held for sale.

The following is a summary of the results of operations related to the assets held for sale for three months ended March 31, 2017:

For the three months ended March 31, 2017

Revenue	$22,000
Expenses	(16,000)
Net income	$6,000

Note N — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

During April 2017, the company increased their ownership interest in the MVP Houston Preston Lot from 20% to 60%, by purchasing $1.12 million of MVP REIT ownership and will now be considered the controlling party.

As disclosed on an 8-K filed with the SEC on March 30, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  The Regulation D 506(b) private placement to accredited investors was available for sale starting April 7, 2017.

On April 7, 2017, MVP REIT II, Inc. (the "Company") issued a convertible note to an unaffiliated accredited investor in the principal amount of $2,000,000 (the "Note").  The Note bears interest at the rate of 5.75% per annum and has a maturity date of April 7, 2018. Interest is payable quarterly on the last business day of each March, June, September and December, commencing June 2017, and on the maturity date.  At the holder's option, the Note may be converted, in whole or in part, into shares of the Company's Series 1 Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series 1 Preferred Stock") at a conversion price of $1,000 per share.  The Company also will issue to the holder warrants (the "Warrants") to acquire 35 shares of the Company's common stock, par value $0.0001 per share, for each share of Series 1 Preferred Stock issued to the holder as a result of such conversion.

On April 13, 2017, the Company and MVP REIT issued a promissory note to KeyBank for $12.7 million secured by a pool of properties, including MVP Denver Sherman, LLC, MVP Denver Sherman 1935, LLC, MVP Milwaukee Arena, LLC, MVP St. Louis Washington, LLC, MVP Louisville Station Broadway, LLC, and Cleveland Lincoln Garage Owners, LLC.  This note had a 10 year term, an interest rate of 4.9% per annum and required monthly interest only payment for the first two years.  After that the loan calls for monthly principal and interest payments of approximately $74,000, with a balloon payment at maturity.  This loan mature in April 2027.  These properties had been previously financed on the joint KeyBank line of credit and all loan proceeds were used to paydown the line.

On May 1, 2017, the Company and MVP REIT issued a promissory note to Cantor Commercial Real Estate Lending, L.P. ("CCRE") for $16.25 million secured by a pool of properties, including MVP Indianapolis Meridian Lot, LLC, MVP Louisville Station Broadway, LLC, White Front Garage Partners, LLC, MVP Houston Preston Lot, LLC, MVP Houston San Jacinto Lot, LLC, St. Louis Broadway Group, LLC, and St. Louis Seventh & Cerre, LLC.  This note had a 10 year term, an interest rate of 5.03% per annum and required monthly interest only payment over the 10 year with a balloon payment at maturity.  This loan matures in April 2027.  These properties had been previously financed on the joint KeyBank line of credit and all loan proceeds were used to paydown the line.

On May 1, 2017, MVP REIT, Inc. ("MVP I") and MVP REIT II, Inc. ("MVP II") jointly announced that, after reviewing strategic alternatives, a special committee of the board of directors of MVP I (the "MVP I Special Committee") has accepted a non-binding Letter of Intent ("LOI") from MVP II regarding a proposed merger of MVP I with MVP II.  If necessary approvals are received and other conditions are satisfied, the merger consideration payable by MVP II to each holder of common stock, $0.001 par value per share, of MVP I would be 0.365 shares of common stock, $0.0001 par value per share, of MVP II.  The LOI also provides, among other non-binding terms and conditions, that any definitive merger agreement agreed to by the parties will include go-shop and termination fee provisions. The proposed merger is subject to substantial conditions to consummation, including the entry by MVP I and MVP II into a definitive merger agreement, certain third party approvals and, if a definitive merger agreement is reached, any required stockholder approvals.  There can be no assurance that the proposed merger will be consummated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2017 and 2016.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2016. As used herein, the terms "we," "our" and "us" refer to MVP REIT II, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which we refer to as our "operating limited partnership," and to their subsidiaries.

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward – looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward – looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

MVP REIT II, Inc. (the "Company," "we," "us," or "our") is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016. As of December 31, 2016, the Company ceased all selling efforts for the initial public offering (the "Common Stock Offering") of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act.  As of March 31, 2017, the date of the termination of the Common Stock Offering, the Company raised approximately $60.9 million in the Common Stock Offering before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $435,000.

The Company has also registered $50 million in shares of common stock for issuance pursuant to a distribution reinvestment plan (the "DRIP") under which common stock holders may elect to have their distributions reinvested in additional shares of common stock at $25.00 per share.

The Company had offered up to $50 million in shares of the Company's Series A Convertible Redeemable Preferred Stock ("Series A"), par value $0.0001 per share, together with warrants to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors. In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the Series A shares to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  The Company raised approximately $2.6 million, net of offering costs, in the Series A private placements.

As disclosed on an 8-K filed with the SEC on March 30, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  The Company commenced the Regulation D 506(b) private placement of shares of Series 1 to accredited investors commencing April 7, 2017.  As of May 9, 2017, the Company has not received any funds in relation to the Series 1 offering.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. No more than 10% of the proceeds of the Common Stock Offering will be used for investment in Canadian properties.  To a lesser extent, the Company may also invest in properties other than parking facilities.

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

As part of the Company's initial capitalization, the Company sold 8,000 shares of common stock for $200,000 to MVP Capital Partners II, LLC (the "Sponsor"), the sponsor of the Company. The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc., a Maryland corporation and OTC pink sheet listed company ("VRM II"), and 40% by Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC pink sheet listed company ("VRM I"), both which are managed by Vestin Mortgage, LLC, a Nevada limited liability company in which Michael Shustek wholly owns.  The Company also sold 5,000 shares of common stock directly to VRM II.

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

From inception through March 31, 2017, the Company has paid approximately $1.2 million in distributions, including issuing 29,731 shares of its common stock as DRIP, issuing 47,116 shares of its common stock as dividend in distributions to the Company's common stockholders and $5,000 in distributions for preferred stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  All of the cash distributions have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

During the three months ended March 31, 2017, the Company acquired an ownership interest in the following properties:

Property Name	MVP REIT II %	MVP REIT %	Total Purchase Price	Purchase Date	Parking Lease is with	Tenant Portion of Property Tax	Term in Years	Annual Base Rent	Revenue Sharing Starting Point $
Consolidated Properties listed as investments in real estate
MVP Detroit Center Garage	80.00%	20.00%	$55,000,000	01/10/2017	SP+	$572,000	5	$3,400,000	80% > $5.0 million
St Louis Broadway, LLC	100.00%	0.00%	$2,400,000	02/01/2017	St Louis Parking Co	$19,600	5	$180,000	75% > $270,000
St Louis Seventh & Cerre, LLC	100.00%	0.00%	$3,300,000	02/01/2017	St Louis Parking Co	$14,885	5	$225,000	75%> $345,000

As of March 31, 2017, the Company held a 51% or more interest in 15 properties (out of 20 total investments), with initial purchase prices totaling approximately $115.1 million, of which the Company's portion was approximately $97 million. Of those 15 properties; 10 were owned 100% by us, and five properties had common ownership with MVP REIT.  The Company held a less than 50% ownership in five properties, where MVP REIT owned the majority share, of which the Company's share of the purchase price was approximately $3.9 million.  One of those properties owned by us and MVP REIT is currently listed for sale at $6.1 million. These properties were acquired with funds from the initial public offering, third party financing and the assumption of existing liabilities.

Since a majority of the Company's property leases call for additional percentage rent, the Company monitors the gross revenue generated by each property on a monthly basis.  The higher the property's gross revenue the higher the Company's potential percentage rent. The graph below shows the comparison of the Company's monthly rental income to the gross revenue generated by the properties.

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

The Company's board of directors will at all times have ultimate oversight and policy-making authority over the Company, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Company's advisory agreement, however, the Company's board has delegated to MVP Realty Advisors, LLC, the Company's advisor, authority to manage the Company's day-to-day business, in accordance with the Company's investment objectives, strategy, guidelines, policies and limitations. Vestin Realty Mortgage II, Inc., ("VRM II") owns 60% of the Advisor, and the remaining 40% is owned by Vestin Realty Mortgage I, Inc. ("VRM I"); both are managed by Vestin Mortgage, LLC. The Company's sponsor is MVP Capital Partners II, LLC (" the "Sponsor").  The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc., a Maryland corporation and OTC pink sheet listed company ("VRM II"), and 40% by Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC pink sheet listed company ("VRM I"), both which are managed by Vestin Mortgage, LLC, a Nevada limited liability company in which Michael Shustek wholly owns.  The Company also sold 5,000 shares of common stock directly to VRM II.

VRM I, an OTC Pink Sheet-listed company, and VRM II, an OTC Pink Sheet -listed company, are engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate. As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Advisor Agreement. In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Advisory Agreement.  Please refer to Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q for more information.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company's operating expenses could increase significantly, which could adversely affect the Company's results of operations and the amount of distributions to stockholders.

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

Results of Operations

The Company has began purchasing the properties in May 2016 (the Company had no rental income during the three months ended March 31, 2016) and the results of operations below reflect start-up costs as well as acquisition expenses incurred in connection with purchasing properties as the Company seeks to deploy the Company's offering proceeds.  The Company expects that income and expenses related to the Company's portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  The results of operations described below may not be indicative of future results of operations.

Rental revenues (by property)		2017
MVP Cleveland West 9th, LLC (b)		$83,000
33740 Crown Colony, LLC (b)		46,000
MVP San Jose 88 Garage, LLC	(a)	151,000
MCI 1372 Street, LLC		12,000
MVP Cincinnati Race Street Garage, LLC		83,000
MVP St. Louis Washington, LLC		41,000
MVP St. Paul Holiday Garage, LLC		134,000
MVP Louisville Station Broadway, LLC		50,000
White Front Garage Partners, LLC		175,000
Cleveland Lincoln Garage Owners, LLC		146,000
MVP Houston San Jacinto Lot, LLC		70,000
MVP Detroit Center Garage, LLC		917,000
St Louis Broadway, LLC		30,000
St Louis Seventh and Cerre, LLC		37,000
Total revenues		$1,975,000

a)
Through February 28, 2017, the San Jose 88 Garage was under a Parking management agreement and the rental income represents the gross revenues generated by the property. Operating expenses for this property are included in Operations and Maintenance.  Starting on March 1, 2017, this property was leased to a national parking operator, with an annual base rent of $450,000 per year.

b)	In November 2016, these properties merged into one holding company called West 9th Street Properties II, LLC, for the purposes of debt financing.

Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Revenues
Rental revenue	$1,975,000	$--
Total revenues	1,975,000	--

Operating expenses
General and administrative	328,000	151,000
Merger costs	125,000	--
Acquisition expenses	1,766,000	--
Acquisition expenses – related party	1,118,000	109,000
Operation and maintenance	351,000	--
Operation and maintenance – related party	237,000	--
Depreciation	425,000	--
Total operating expenses	4,350,000	260,000

Loss from operations	(2,375,000)	(260,000)

Other income (expense)
Interest expense	(655,000)	(1,000)
Distribution income – related party	52,000	--
Income from investment in equity method investee	14,000	(1,000)
Total other expense	(589,000)	(2,000)

General and administrative expenses.  General and administrative expenses were approximately $0.3 million for the three months ended March 31, 2017, mainly consisting of professional fees of approximately $198,000, director fees of approximately $31,000 and insurance totaling approximately $74,000. General and administrative expenses were $151,000 for the three months ended March 31, 2016, mainly consisting of professional fees of approximately $28,000, director fees of approximately $63,000 and insurance totaling approximately $49,000.

Merger costs.  Merger costs for the three months ended March 31, 2017 of approximately $125,000 are professional fees related to the merger for the agreed upon LOI.

Acquisition expenses.  During the three months ended March 31, 2017, acquisition expense totaled $2.9 million, of which $1.1 million were incurred by related parties.  See Note E - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q, for additional information.  As the Company did not acquire any properties during three months ended March 31, 2016, the Company had acquisition expense during the period of $109,000.  As the Company continues to grow and acquire more properties the Company expects acquisition expenses to grow as well.

Operations and maintenance.  During the three months ended March 31, 2017, the Company's operation and maintenance expenses totaled approximately $351,000, and mainly consisted of payroll on the San Jose Garage of approximately $44,000 and property taxes of approximately $93,000.  Remaining costs are associated with the operation of the properties such as minor repairs & maintenance.  As the Company did not acquire any properties during the three months ended March 31, 2016, the Company had no operations and maintenance expense for the period.

Operations and maintenance – related party.  During the three months ended March 31, 2017, the Company's operation and maintenance expenses – related party totaled approximately $237,000 consisted of asset management fees to MVP Realty Advisor, LLC (the "Advisor").

See Note E - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q, for additional information on the asset management fee.

Interest expense.  For the three months ended March 31, 2017, interest expense totaled approximately $655,000.  This expense is the interest expense and amortized loan costs incurred by the Company's KeyBank line of credit, the two Cleveland lots (MVP Cleveland West 9th, LLC & 33740 Crown Colony, LLC), Detroit Center Garage, San Jose Garage, Cincinnati Race Street Garage and financing of the Company's Directors and Officers liability Insurance.  Interest expense was $1,000 for the three months ended March 31, 2016, which was due to the financing of the Company's Directors and Officers Liability Insurance.  As of March 31, 2017, the Company's loan to cost ratio was approximately 54% ((x) the sum of line of credit of $19.9 million and notes payable of $41.8 million divided by (y) total parking assets of $114.5 million).  The Company expects to continue to leverage the Company's parking assets and future parking assets to fund additional purchases.  This will result in higher interest expense in the future.

See Note K - Notes Payable and Note J – Line of Credit of the Notes to the Unaudited Consolidated Financial Statements included   in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q, for additional information

Discontinued operations, net of income taxes
Income from assets held for sale, net of income taxes	$6,000	$--
Total income from discontinued operations	$6,000	$--

Discontinued Operations.  As of March 31, 2017, we had a 100% ownership interest in one property that was listed as held for sale, with a carrying value of approximately $700,000.  This property was acquired on November 22, 2016.  This property is accounted for at the fair value based on an appraisal.

See Note M – Assets Held for Sale of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q.

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

The Company's calculation of FFO and MFFO, attributable to shareholders is presented in the following table for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Net loss attributable to MVP REIT II, Inc. shareholders	$(2,986,000)	$(262,000)
Add (Subtract):
Depreciation of real estate assets	425,000	--
Discontinued operations income	(6,000)	--
FFO	$(2,567,000)	$(262,000)
Add:
Acquisition fees and expenses to non-affiliates	1,766,000	--
Acquisition fees and expenses to affiliates	1,118,000	109,000
Acquisition / Merger costs	125,000	--

MFFO attributable to MVP REIT II, Inc. shareholders	$442,000	$(153,000)

Capital and Liquidity Resources

The Company commenced operations on December 30, 2015.

The Company's principal demand for funds will be/and is for the acquisition of real estate assets, the payment of operating expenses, capital expenditures,  interest on the Company's outstanding indebtedness and the payment of distributions to the Company's stockholders. Over time, the Company intends to generally fund its operating expenses from its cash flow from operations. The cash required for acquisitions and investments in real estate will be funded primarily from the sale of shares of the Company's common stock, including those offered for sale through the Company's distribution reinvestment plan, dispositions of properties in the Company's portfolio and through third party financing and the assumption of debt on acquired properties.

In addition, the Company anticipates raising additional funds though private placements of its preferred stock as well as through additional debt financing.  As of March 31, 2017, the Company had raised approximately $2.6 million in funds from the Series A Convertible Redeemable Preferred Stock and Warrants.

Net cash used in operating activities for the three months ended March 31, 2017 totaled approximately $3.7 million.  Operating cash flows were used for the payment of normal operating expenses.  Net cash used in investing activities totaled approximately $51.8 million and consisted of payments made for future acquisitions of $227 million, payments made for investments in real estate of approximately $56.7 million, offset by proceeds received from non-controlling interest of $5.1 million. Net cash provided by financing activities totaled approximately $55.3 million and mainly consisted of proceeds from issuance of common stock of approximately $5.0 million and issuance of preferred stock of approximately $2.6 million.  In addition, financing activity included proceeds from notes payable of approximately $36.4 million, proceeds from the Company's KeyBank line of credit of approximately $11.9 million, payments on notes payable of approximately $0.2 million, payments on line of credit of $0.3 million and cash distributions of approximately $161,000, $5,000 and $50,000 made to common stockholders, preferred stockholders and non-controlling interest, respectively.

Net cash used in operating activities for the three months ended March 31, 2016 was approximately $134,000.  Operating cash flows were used for the payment of normal operating expenses.  Net cash used in investing activities is approximately $3.4 million and consisted of investment in equity method investee of approximately $0.6 million and investment in cost method investees of approximately $2.7 million. Net cash provided by financing activities is approximately $8.6 million and consisted of proceeds from issuance of common stock of approximately $8.7 million, distributions of approximately $10,000 and payments on notes payable of approximately $45,000.

On October 5, 2016, the Company, through its Operating Partnership, and MVP REIT, through a wholly owned subsidiary (the "Borrowers"), entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBank Capital Markets ("KeyBank Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a

$30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an annual interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

In connection with our KeyBank Unsecured Credit Agreement, the Borroweres are required to maintain a minimun liquidity requirement of $2.0 mllion, whice is defined as the sum of unencumbered cash and cash equivalents of the Borrower and its Subsidiaries.  In addition, the loan with Bank of America for the MVP Detroit Center Parking garage requires the Company and MVP RETI to maintain a combined $2.3 million liquidity, which is defined as unencumberd cash and cash equivalents.  As of May 9, 2017, the Compay and MVP REIT were in compliance with both these lender requirements.

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

In addition to making investments in accordance with the Company's investment objectives, the Company expects to use its capital resources to make certain payments to the Company's advisor and the selling agent(s). During the acquisition and development stage, the Company expects to make payments to the Company's advisor in connection with the selection or purchase of investments, the management of the Company's assets and costs incurred by the Company's advisor in providing services to us. For a discussion of the compensation to be paid to the Company's advisor, see "Fees and Expenses Paid in Connection with the Operations of the Company", included in Note E — Related Party Transactions and Arrangements Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q for more information. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company's advisor and the Company's board of directors.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the Company's Advisor and its affiliates in connection with the Company's organization, the Company's initial public offering and the Company's operations for the three months ended March 31, 2017 and, 2016.

	For the three months ended March 31,
	2017	2016

Acquisition Fees – related party	$1,118,000	$109,000
Asset Management Fees	237,000	--
Total	$1,355,000	$109,000

Distributions and Stock Dividends

The Company intends to make regular cash and stock distributions to its common stockholders and cash distributed to its Series A preferred stock  and any outstanding Series 1 preferred stock, typically on a monthly basis. The actual amount and timing of distributions will be determined by the Company's board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, the Company's distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, the Company must make distributions equal to at least 90% of its REIT taxable income each year.

Common Stock

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

From inception through March 31, 2017, the Company had paid approximately $435,000 in cash, issued 29,731 shares of its common stock as DRIP and issued 47,116 shares of its common stock as dividend in distributions to the Company's stockholders.  All of the cash distributions were paid from offering proceeds and constituted a return of capital.  The Company's total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company's distribution reinvestment plan, or DRIP, are detailed below.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$161,000	$285,000	$446,000	$(3,672,000)
2nd Quarter, 2017	--	--	--	--
3rd Quarter, 2017	--	--	--	--
4th Quarter, 2017	--	--	--	--
Total 2017	$161,000	$285,000	$446,000	$(3,672,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$10,000	$14,000	$24,000	$(134,000)
2nd Quarter, 2016	47,000	67,000	114,000	(435,000)
3rd Quarter, 2016	85,000	136,000	221,000	(1,181,000)
4th Quarter, 2016	132,000	241,000	373,000	(1,894,000)
Total 2016	$274,000	$458,000	$732,000	$(3,644,000)

As of March 31, 2017, the Company issued 47,116 shares of its common stock as dividend distribution made to the Company's stockholders through the DRIP.

Preferred Series A Stock

The Company offered up to $50 million in shares  of the Company's Series A Convertible Redeemable Preferred Stock ("Series A"), par value $0.0001 per share, together with warrants to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors. In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the Shares to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  IThe Company raised approximately $2.6 million, net of offering costs, in the Series A private placements.

As disclosed on an 8-K filed with the SEC on March 30, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  The Company commenced the Regulation D 506(b) private placement of Series 1 shares to accredited investors starting April 7, 2017.  As of May 9, 2017, the Company has not received any funds in relation to the Series 1 offering.

From inception through March 31, 2017, the Company has paid $5,000 in distributions for preferred stockholders, all of which were paid from offering proceeds and constituted a return of capital.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$5,000	$--	$5,000	$(3,672,000)
2nd Quarter, 2017	--	--	--	--
3rd Quarter, 2017	--	--	--	--
4th Quarter, 2017	--	--	--	--
Total 2017	$5,000	$--	$5,000	$(3,672,000)

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

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset management services and reimbursement of operating and offering related costs. See Note E — Related Party Transactions and Arrangements in in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.

On November 5, 2016, the Company purchased 338,409 shares of MVP REIT's common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the three months ended March 31, 2017, the Company received, approximately $52,000 in stock distributions, related to the Company's ownership of MVP REIT common stock.

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

REIT Compliance

The Company intends to qualify as a REIT for federal income tax purposes, and therefore the Company generally will not be subject to federal income tax on income that the Company distributes to the stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income tax on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company's net income.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2017 and December 31, 2016.

Real Estate Investments & Industry Outlook

We believe that favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for real estate purchases in 2015 and 2016.  Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie

Mac and Fannie Mae with excellent access to investor capital.  During the 4th quarter of 2016, U.S. Treasury rates increased, the Company expects the market to continue to increase US Treasury rates over the next year, which will make it harder to finance the Company's current unencumbered properties or to finance new acquisitions at favorable rates.  Management will continue to look for favorable financing opportunities that will maximize the Company's use of cash, but there can be no assurance that the Company will be able to find favorable rates.

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

Contractual Obligations

As of March 31, 2017, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facility:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$41,919,000	$3,587,000	$3,705,000	$1,671,000	$32,956,000
Capital and Operating Lease Obligations	--	--	--	--	--
Line of credit:	--	--	--	--	--
Interest	--	--	--	--	--
Principle	19,874,000	19,874,000	--	--	--
Purchase Obligations	--	--	--	--	--
Total	$61,793,000	$23,461,000	$3,705,000	$1,671,000	$32,956,000

Contractual obligation table amount does not reflect the unamortized loan issuance costs of approximately $0.2 million for notes payable and approximately $0.2 million for the line of credit as of March 31, 2017.

Subsequent Events

During April 2017, the company increased their ownership interest in the MVP Houston Preston Lot from 20% to 60%, by purchasing $1.12 million of MVP REIT ownership and will now be considered the controlling party.

As disclosed on an 8-K filed with the SEC on March 30, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  The Regulation D 506(b) private placement to accredited investors was available for sale starting April 7, 2017.

On April 7, 2017, MVP REIT II, Inc. (the "Company") issued a convertible note to an unaffiliated accredited investor in the principal amount of $2,000,000 (the "Note").  The Note bears interest at the rate of 5.75% per annum and has a maturity date of April 7, 2018. Interest is payable quarterly on the last business day of each March, June, September and December, commencing June 2017, and on the maturity date.  At the holder's option, the Note may be converted, in whole or in part, into shares of the Company's Series 1 Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series 1 Preferred Stock") at a conversion price of $1,000 per share.  The Company also will issue to the holder warrants (the "Warrants") to acquire 35 shares of the Company's common stock, par value $0.0001 per share, for each share of Series 1 Preferred Stock issued to the holder as a result of such conversion.

On April 13, 2017, the Company and MVP REIT issued a promissory note to KeyBank for $12.7 million secured by a pool of properties, including MVP Denver Sherman, LLC, MVP Denver Sherman 1935, LLC, MVP Milwaukee Arena, LLC, MVP St. Louis Washington, LLC, MVP Louisville Station Broadway, LLC, and Cleveland Lincoln Garage Owners, LLC.  This note had a 10 year term, an interest rate of 4.9% per annum and required monthly interest only payment for the first two years.  After that the loan calls for monthly principal and interest payments of approximately $74,000, with a balloon payment at maturity.  This loan mature in April 2027.  These properties had been previously financed on the joint KeyBank line of credit and all loan proceeds were used to paydown the line.

On May 1, 2017, the Company and MVP REIT issued a promissory note to Cantor Commercial Real Estate Lending, L.P. ("CCRE") for $16.25 million secured by a pool of properties, including MVP Indianapolis Meridian Lot, LLC, MVP Louisville Station Broadway, LLC, White Front Garage Partners, LLC, MVP Houston Preston Lot, LLC, MVP Houston San Jacinto Lot, LLC, St. Louis Broadway Group, LLC, and St. Louis Seventh & Cerre, LLC.  This note had a 10 year term, an interest rate of 5.03% per annum and required monthly interest only payment over the 10 year with a balloon payment at maturity.  This loan matures in April 2027.  These properties had been previously financed on the joint KeyBank line of credit and all loan proceeds were used to paydown the line.

On May 1, 2017, MVP REIT, Inc. ("MVP I") and MVP REIT II, Inc. ("MVP II") jointly announced that, after reviewing strategic alternatives, a special committee of the board of directors of MVP I (the "MVP I Special Committee") has accepted a non-binding Letter of Intent ("LOI") from MVP II regarding a proposed merger of MVP I with MVP II.  If necessary approvals are received and other conditions are satisfied, the merger consideration payable by MVP II to each holder of common stock, $0.001 par value per share, of MVP I would be 0.365 shares of common stock, $0.0001 par value per share, of MVP II.  The LOI also provides, among other non-binding terms and conditions, that any definitive merger agreement agreed to by the parties will include go-shop and termination fee provisions. The proposed merger is subject to substantial conditions to consummation, including the entry by MVP I and MVP II into a definitive merger agreement, certain third party approvals and, if a definitive merger agreement is reached, any required stockholder approvals.  There can be no assurance that the proposed merger will be consummated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II   OTHER INFORMATION

None.

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On May 26, 2015, the Company issued 8,000 shares of common stock at $25.00 per share to MVP Capital Partners II, LLC, the Sponsor, in exchange for $200,000 in cash.  The Company relied on Section 4(a)(2) of the Securities Act for the exemption from the registration requirements of the Securities Act of 1933, as amended.

The Series A preferred stock and warrants have not been registered under the Securities Act of 1933, as amended (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company is relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506(c) of Regulation D promulgated thereunder by the Securities and Exchange Commission (the "SEC"). The Company has filed file a Form D with the SEC in accordance with the requirements of Regulation D.  This Offering closed on March 24, 2017.

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

As of March 31, 2017, the Company had 2,521,088 shares of common stock issued and outstanding and 2,862 shares of preferred Series A stock for a total of approximately $63.6 Million, less offering costs.

The following is a table of summary of offering proceeds from inception through March 31, 2017:

Type	Number of Shares - Preferred	Number of Shares - Common	Value
Issuance of common stock	--	2,444,241	61,106,000
DRIP shares	--	29,731	743,000
Issuance of preferred stock	2,862	--	2,556,000
Dividend shares	--	47,116	--
Distributions	--	--	(1,183,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from Advisor	--		1,147,000

Total	2,862	2,521,088	$63,283,000

From October 22, 2015 through March 31, 2017, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor.  From October 22, 2015 through March 31, 2017, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were $63.3 million.  A majority of these proceeds were used to make investments in parking facilities, and our portion of the purchase price for these parking facilities was approximately $114  million. In addition, a portion of these proceeds were used to make cash distributions of approximately $435,000 to the Company's stockholders.  The ratio of the costs of raising capital to the capital raised is approximately 1.7%.

Share Repurchase Program

As of March 31, 2017, the Company has not redeemed shares through the share repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

During the first quarter of 2017, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of MVP REIT II, Inc.
3.2(2)	Bylaws of MVP REIT II, Inc.
3.3(7)	Articles Supplementary of MVP REIT II, Inc., designating 50,000 shares of Series A Convertible Redeemable Preferred Stock
4.1(3)	Form of Subscription Agreement
4.2(4)	Distribution Reinvestment Plan
4.3(5)	Amended and Restated Escrow Agreement, dated October 5, 2015, between MVP REIT II, Inc. and UMB Bank, N.A.
4.4(6)	Second Amended and Restated Escrow Agreement, dated November 30, 2015, by and among MVP REIT II, Inc., MVP American Securities, LLC, and UMB Bank, N.A.
4.5(7)	Form of warrants to acquire the Company's common stock
10.1(8)	Loan Agreement dated as of January 10, 2017 betwee MVP Detroit Center Garage, LLC and Bank of America, N.A.
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholder's Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

  (7) Filed pre viously on Form 8-K on October 27, 2016 and incorporated herein by reference.

  (8) Filed previously on Form 8-K on January 11, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP REIT II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and President
Date:	May 9, 2017

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	May 9, 2017