Form 10-Q/A
period 2017-05-17
MVP REIT II, Inc.
filed 2017-05-18
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as originally filed with the Securities and Exchange Commission on May 5, 2017 (the "Original Form 10-Q"): (i) Item 1 of Part I "Financial Information," (ii) Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" "Funds from Operations and Modified Funds from Operations," and (iii) Item 4 of Part I, "Controls and Procedures", and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended March 31, 2017 did not include an interest expense accrual and rent received. The condensed statement of operations for the quarter ended March 31, 2017 included in this Form 10-Q/A have been restated to include the accrual of $141,000 of interest and $27,000 of revenue. The condensed balance sheet as of March 31, 2017 included in this Form 10-Q/A have been restated to incorporate these changes which increased accounts payable and accrued expenses as previously reported by $141,000 and decreased the deferred revenue by $27,000. The condensed statement of cash flows for the quarter ended March 31, 2017 included in this Form 10-Q/A includes certain adjustments to correspond to the statement of operations and the statement of equity adjustments as described above. We have made necessary conforming changes in "Management's Discussion and Analysis of Financial Condition and Results of Operations" resulting from the correction of this error.

Amendment
This Form 10-Q/A sets forth the Original Filing, as modified and superseded where necessary to reflect the Restatement and related matters. Specifically, the following items of the Original Quarterly Report on Form 10-Q are amended by this Form 10-Q/A to reflect the Restatement and related matters:
Part I - Item 1. Financial Statements, and updates to selected notes impacted by the Restatement in the Notes to the Condensed Consolidated Financial Statements.
Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 2. Funds from Operations and Modified Funds from Operations
Part I - Item 4. Controls and Procedures

MVP REIT II, Inc.
(A Maryland Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS	(unaudited) (As restated)
Cash	$4,675,000	$4,885,000
Cash - restricted	1,125,000	100,000
Prepaid expenses	696,000	283,000
Accounts receivable	351,000	208,000
Investments in MVP REIT, Inc.	3,086,000	3,034,000
Investment in real estate
Land and improvements	41,554,000	28,854,000
Buildings and improvements	72,903,000	24,889,000
Construction in progress	521,000	--
	114,978,000	53,743,000
Accumulated depreciation	(620,000)	(195,000)
Total investments in real estate, net	114,358,000	53,548,000

Other assets	282,000	4,575,000
Assets held for sale	730,000	700,000
Investment in equity method investee	1,150,000	1,150,000
Investments in cost method investee – held for sale	836,000	836,000
Investments in cost method investee	923,000	936,000
Total assets	$128,212,000	$70,255,000
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$765,000	$485,000
Security Deposit	46,000	2,000
Due to related parties	929,000	575,000
Liabilities related to assets held for sale	26,000	--
Line of credit, net of unamortized loan issuance costs of approximately $0.2 million as of March 31, 2017 and December 31, 2016	19,674,000	7,957,000
Deferred revenue	82,000	45,000
Notes payable, net of unamortized loan issuance costs of approximately $0.2 million and $0.1 million as of March 31, 2017 and December 31, 2016, respectively	41,724,000	5,318,000
Total liabilities	63,246,000	14,382,000
Commitments and contingencies	--	--
Equity
MVP REIT II, Inc. Stockholders' Equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none outstanding	--	--
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, no shares issued and outstanding
Common stock, $0.0001 par value, 98,999,000 shares authorized, 2,521,088 and 2,301,828 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	--	--
Additional paid-in capital	63,283,000	56,143,000
Accumulated deficit	(7,494,000)	(4,394,000)
Total MVP REIT II, Inc. Shareholders' Equity	55,789,000	51,749,000
Non-controlling interest – related party	9,177,000	4,124,000
Total equity	64,966,000	55,873,000
Total liabilities and equity	$128,212,000	$70,255,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
(A Maryland Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Revenues	(As restated)
Rental revenue	$2,002,000	$--
Total revenues	2,002,000	--

Operating expenses
General and administrative	328,000	151,000
Merger costs	125,000	--
Acquisition expenses	1,766,000	--
Acquisition expenses – related party	1,118,000	109,000
Operation and maintenance	351,000	--
Operation and maintenance – related party	237,000	--
Depreciation	425,000	--
Total operating expenses	4,350,000	260,000

Loss from operations	(2,348,000)	(260,000)

Other income (expense)
Interest expense	(796,000)	(1,000)
Distribution income – related party	52,000	--
Income (loss) from investment in equity method investee	14,000	(1,000)
Total other expense	(730,000)	(2,000)

Loss from continuing operations	(3,078,000)	(262,000)

Discontinued operations, net of income taxes
Income from assets held for sale, net of income taxes	6,000	--
Total income from discontinued operations	6,000	--

Provision for income taxes	--	--

Net loss	(3,072,000)	(262,000)
Net income attributable to non-controlling interest – related party	28,000	--
Net loss attributable to MVP REIT II, Inc.'s stockholders	$(3,100,000)	$(262,000)
Basic and diluted loss per weighted average common share:
Loss from continuing operations attributable to MVP REIT II, Inc.'s common stockholders – basic and diluted	$(1.27)	$(1.14)
Income from discontinued operations – basic and diluted	$0.01	$--
Net loss attributable to MVP REIT II, Inc.'s common stockholders - basic and diluted	$(1.28)	$(1.14)
Distributions declared per common share	$(0.20)	$(0.10)
Weighted average common shares outstanding, basic and diluted	2,425,200	228,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2017
 (Unaudited)
(As restated)
	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2016	--	$--	2,301,828	$--	$56,143,000	$(4,394,000)	$4,124,000	$55,873,000

Distributions to non-controlling interest	--	--	--	--	--	--	(50,000)	(50,000)

Issuance of common stock	--	--	189,988	--	4,750,000	--	--	4,750,000

Issuance of common stock – DRIP	--	--	11,420	--	285,000	--	--	285,000

Issuance of common stock - Dividend	--	--	17,852	--	--	--	--	--

Issuance of preferred stock	2,862	--	--	--	2,556,000	--	--	2,556,000

Non-controlling interest	--	--	--	--	--	--	5,075,000	5,075,000

Distributions	--	--	--	--	(451,000)	--	--	(451,000)

Net income (loss)	--	--	--	--	--	(3,100,000)	28,000	(3,072,000)
Balance, March 31, 2017	2,862	$--	2,521,088	$--	$63,283,000	$(7,494,000)	$9,177,000	$64,966,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Cash flows from operating activities:	(As restated)
Net Loss	$(3,072,000)	$(262,000)
Adjustments to reconcile net loss to net cash used in operating activities: Income (loss) from investment in equity method investee	(14,000)	1,000
Distribution from MVP REIT	(52,000)	--
Amortization of loan costs	96,000	--
Depreciation expense	425,000	--
Changes in operating assets and liabilities
Cash - Restricted	(1,025,000)	--
Due to related parties	354,000	37,000
Accounts payable	278,000	32,000
Loan fees	(183,000)	--
Security deposits	44,000	--
Deferrerd revenue	37,000	--
Assets held for sale, net of liabilities	(4,000)	--
Accounts receivable	(143,000)	--
Prepaid expenses	(413,000)	58,000
Net cash used in operating activities	(3,672,000)	(134,000)

Cash flows from investing activities:
Purchase of investment in real estate	(56,700,000)	--
Building improvements	(14,000)	--
Payments made for future acquisitions	(227,000)	--
Distribution received from investment in cost method investee	13,000	--
Distribution received from investment in equity method investee	14,000	--
Investment in cost method investee	--	(2,793,000)
Investment in equity method investee	--	(600,000)
Proceeds from non-controlling interest	5,075,000	--
Net cash used in investing activities	(51,839,000)	(3,393,000)

Cash flows from financing activities
Proceeds from note payable	36,415,000	--
Payments on note payable	(173,000)	(45,000)
Proceeds from of line of credit	11,968,000	--
Payments made to line of credit	(284,000)	--
Distribution to non-controlling interest	(50,000)	--
Proceeds from issuance of common stock	5,035,000	8,687,000
Proceeds from issuance of preferred stock	2,556,000	--
Distribution made to common stockholders	(161,000)	(10,000)
Distribution made to preferred stockholders	(5,000)	--
Net cash provided by financing activities	55,301,000	8,632,000

Net change in cash	(210,000)	5,105,000
Cash, beginning of period	4,885,000	2,268,000
Cash, end of period	$4,675,000	$7,373,000

Supplemental disclosures of cash flow information:
Interest Paid	$595,000	$1,000
Non-cash investing and financing activities:
Distributions - DRIP	$285,000	$14,000
Deposits applied to purchase of investment in real estate	$4,000,000	$--

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

Restatement of Financial Statements

We have determined that our previously reported results for the quarter ended March 31, 2017 did not include an interest expense accrual and rent received. The condensed statement of operations for the quarter ended March 31, 2017 included in this Form 10-Q/A have been restated to include the accrual of $141,000 of interest and $27,000 of revenue. The condensed balance sheet as of March 31, 2017 included in this Form 10-Q/A have been restated to incorporate these changes which increased accounts payable and accrued expenses as previously reported by $141,000 and decreased the deferred revenue by $27,000. The condensed statement of cash flows for the quarter ended March 31, 2017 included in this Form 10-Q/A includes certain adjustments to correspond to the statement of operations and the statement of equity adjustments as described above. We have made necessary conforming changes in "Management's Discussion and Analysis of Financial Condition and Results of Operations" resulting from the correction of this error.

Effect on Balance Sheet:
	March 31, 2017
	As previously reported	Effect of restatement	As restated
Accounts payable and accrued liabilities	$624,000	$141,000	$765,000
Deferred revenue	$109,000	$(27,000)	$82,000
Accumulated deficit	$(7,380,000)	$(114,000)	$(7,494,000)

Effect on Statement of Operations:
	March 31, 2017
	As previously reported	Effect of restatement	As restated
Rental revenue	$1,975,000	$27,000	$2,002,000
Interest expense	$655,000	$(141,000)	$796,000
Net loss	$(2,958,000)	$(114,000)	$(3,072,000)
Net loss attributable to MVP REIT II, Inc.'s stockholders	$(2,986,000)	$(114,000)	$(3,100,000)
Loss from continuing operations attributable to MVP REIT II, Inc.'s common stockholders – basic and diluted	$(1.22)	$(0.05)	$(1.27)
Net loss attributable to MVP REIT II, Inc.'s common stockholders – basic and diluted	$(1.23)	$(0.05)	$(1.28)

Effect on Statement of Cash Flows:
	March 31, 2017
	As previously reported	Effect of restatement	As restated
Net loss	$(2,958,000)	$(114,000)	$(3,072,000)
Accounts payable and accrued liabilities	$137,000	$141,000	$278,000
Deferred revenue	$64,000	$(27,000)	$37,000

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

Note I - Acquisitions

The following table is a summary of the acquisitions for the three months ended March 31, 2017.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail /Office Square Ft.	Investment Amount	Ownership %
MVP Detroit Center Garage*	Detroit, MI	01/10/2017	Garage	1,275	8.78	N/A	$55,000,000	80.00%
St Louis Broadway, LLC	St Louis, MO	02/01/2017	Lot	161	0.96	N/A	$2,400,000	100.00%
St Louis Seventh & Cerre, LLC	St Louis, MO	02/01/2017	Lot	174	1.20	N/A	$3,300,000	100.00%

	Assets			Liabilities
	Land and Improvements	Building and improvements	Total assets acquired	Notes Payable	Net assets and liabilities acquired
MVP Detroit Center Garage	7,000,000	48,000,000	55,000,000	31,500,000	23,500,000
St Louis Broadway, LLC	2,400,000	--	2,400,000	--	2,400,000
St Louis Seventh & Cerre, LLC	3,300,000	--	3,300,000	--	3,300,000

	$12,700,000	$48,000,000	$60,700,000	$31,500,000	$29,200,000

(As amended) (*) - MVP Detroit Center Garage, LLC – In connections with the percentage rent the Company is to receive, 80% of gross revenues over $5.0 million, SP+ has decided to pay the company our portion on a monthly basis.  For the months ended February 28, 2017 and March 31, 2017, SP+ has paid the Company approximately $38,000 and $129,000, respectively.  In accordance, with ASC Section 840-20, we have not recognized these payments into revenue during the first quarter and have been accounted for as deferred revenue.

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three months ended March 31, 2017 and 2016, and assumes that the acquisitions were completed as of January 1, 2016.
	March 31, 2017 (As restated)	March 31, 2016
Revenues from continuing operations	$2,179,000	$958,000
Net income (loss) available to common stockholders	$(2,923,000)	$696,000
Net income (loss) available to common stockholders per share – basic	$(2.17)	$3.04
Net income (loss) available to common stockholders per share – diluted	$(2.17)	$3.04

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

The Company offered up to $50 million in shares (the "Shares") of the Company's Series A Convertible Redeemable Preferred Stock ("Series A"), par value $0.0001 per share, together with warrants to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors. In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the Shares to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  In connection with the Series A Convertible Redeemable Preferred Stock, the Company raised $2.6 million, net of offering costs.

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

On April 7, 2017, MVP REIT II, Inc. (the "Company") issued a convertible note to an unaffiliated accredited investor in the principal amount of $2,000,000 (the "Note").  The Note bears interest at the rate of 5.75% per annum and has a maturity date of April 7, 2018. Interest is payable quarterly on the last business day of each March, June, September and December, commencing June 2017, and on the maturity date.  At the holder's option, the Note may be converted, in whole or in part, into shares of the Company's Series 1 Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series 1 Preferred Stock") at a conversion price of $1,000 per share.  The Company also will issue to the holder warrants (the "Warrants") to acquire 35 shares of the Company's common stock, par value $0.0001 per share, for each share of Series 1 Preferred Stock issued to the holder as a result of such conversion. On May 11, 2017, this Note was converted into $2.0 million worth of the Company's Series 1 Convertible Redeemable Preferred Stock.

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

MVP Detroit Center Garage, LLC – In connections with the percentage rent the Company is to receive, 80% of gross revenues over $5.0 million, SP+ has decided to pay the company our portion on a monthly basis.  For the months ended February 28, 2017 and March 31, 2017, SP+ has paid the Company approximately $38,000 and $129,000, respectively.  In accordance, with ASC Section 840-20, we have not recognized these payments into revenue during the first quarter and have been accounted for as deferred revenue.

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

Rental revenues (by property)		2017 (As restated)
MVP Cleveland West 9th, LLC (b)		$83,000
33740 Crown Colony, LLC (b)		46,000
MVP San Jose 88 Garage, LLC	(a)	151,000
MCI 1372 Street, LLC		12,000
MVP Cincinnati Race Street Garage, LLC		83,000
MVP St. Louis Washington, LLC		41,000
MVP St. Paul Holiday Garage, LLC		134,000
MVP Louisville Station Broadway, LLC		50,000
White Front Garage Partners, LLC		175,000
Cleveland Lincoln Garage Owners, LLC		146,000
MVP Houston San Jacinto Lot, LLC		70,000
MVP Detroit Center Garage, LLC		944,000
St Louis Broadway, LLC		30,000
St Louis Seventh and Cerre, LLC		37,000
Total revenues		$2,002,000

a)
Through February 28, 2017, the San Jose 88 Garage was under a Parking management agreement and the rental income represents the gross revenues generated by the property. Operating expenses for this property are included in Operations and Maintenance.  Starting on March 1, 2017, this property was leased to a national parking operator, with an annual base rent of $450,000 per year.

b)	In November 2016, these properties merged into one holding company called West 9th Street Properties II, LLC, for the purposes of debt financing.

Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Revenues	(As restated)
Rental revenue	$2,022,000	$--
Total revenues	2,022,000	--

Operating expenses
General and administrative	328,000	151,000
Merger costs	125,000	--
Acquisition expenses	1,766,000	--
Acquisition expenses – related party	1,118,000	109,000
Operation and maintenance	351,000	--
Operation and maintenance – related party	237,000	--
Depreciation	425,000	--
Total operating expenses	4,350,000	260,000

Loss from operations	(2,348,000)	(260,000)

Other income (expense)
Interest expense	(796,000)	(1,000)
Distribution income – related party	52,000	--
Income from investment in equity method investee	14,000	(1,000)
Total other expense	(730,000)	(2,000)

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

Interest expense.  For the three months ended March 31, 2017, interest expense totaled approximately $796,000.  This expense is the interest expense and amortized loan costs incurred by the Company's KeyBank line of credit, the two Cleveland lots (MVP Cleveland West 9th, LLC & 33740 Crown Colony, LLC), Detroit Center Garage, San Jose Garage, Cincinnati Race Street Garage and financing of the Company's Directors and Officers liability Insurance.  Interest expense was $1,000 for the three months ended March 31, 2016, which was due to the financing of the Company's Directors and Officers Liability Insurance.  As of March 31, 2017, the Company's loan to cost ratio was approximately 54% ((x) the sum of line of credit of $19.9 million and notes payable of $41.8 million divided by (y) total parking assets of $114.5 million).  The Company expects to continue to leverage the Company's parking assets and future parking assets to fund additional purchases.  This will result in higher interest expense in the future.

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

	For the Three Months Ended
	March 31, 2017 (As restated)	March 31, 2016
Net loss attributable to MVP REIT II, Inc. shareholders	$(3,101,000)	$(262,000)
Add (Subtract):
Depreciation of real estate assets	425,000	--
Discontinued operations income	(6,000)	--
FFO	$(2,681,000)	$(262,000)
Add:
Acquisition fees and expenses to non-affiliates	1,766,000	--
Acquisition fees and expenses to affiliates	1,118,000	109,000
Acquisition / Merger costs	125,000	--

MFFO attributable to MVP REIT II, Inc. shareholders	$328,000	$(153,000)

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

The Company offered up to $50 million in shares (the "Shares") of the Company's Series A Convertible Redeemable Preferred Stock ("Series A"), par value $0.0001 per share, together with warrants to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors. In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the Shares to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  In connection with the Series A Convertible Redeemable Preferred Stock, the Company raised $2.6 million, net of offering costs.

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

On April 7, 2017, MVP REIT II, Inc. (the "Company") issued a convertible note to an unaffiliated accredited investor in the principal amount of $2,000,000 (the "Note").  The Note bears interest at the rate of 5.75% per annum and has a maturity date of April 7, 2018. Interest is payable quarterly on the last business day of each March, June, September and December, commencing June 2017, and on the maturity date.  At the holder's option, the Note may be converted, in whole or in part, into shares of the Company's Series 1 Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series 1 Preferred Stock") at a conversion price of $1,000 per share.  The Company also will issue to the holder warrants (the "Warrants") to acquire 35 shares of the Company's common stock, par value $0.0001 per share, for each share of Series 1 Preferred Stock issued to the holder as a result of such conversion. On May 11, 2017, this Note was converted into $2.0 million worth of the Company's Series 1 Convertible Redeemable Preferred Stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In light of the restatement discussed in Note B to the unaudited condensed consolidated financial statements, the Company's Chief Executive Officer and Chief Financial Officer have reevaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures were not effective in detecting the misstatement of our interest expense. Subsequent to the discovery, we have implemented additional internal controls including additional schedules relating to interest expense and deferred revenue along with review sign off at all levels for the quarterly review. We believe these additional procedures will be effective going forward.  We will continue to monitor these controls on an on-going bases to evaluate their effectiveness.

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

The following is a table of summary of offering proceeds from inception through March 31, 2017:

Type	Number of Shares - Preferred	Number of Shares - Common	Value
Issuance of common stock	--	2,444,241	$61,106,000
DRIP shares	--	29,731	743,000
Issuance of preferred stock	2,862	--	2,556,000
Dividend shares	--	47,116	--
Distributions	--	--	(1,183,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from Advisor	--		1,147,000

Total	2,862	2,521,088	$63,283,000

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

MVP REIT II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and President
Date:	May 17, 2017

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	May 17, 2017