Form 10-Q
period 2017-08-18
MVP REIT II, Inc.
filed 2017-08-21
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-205893
MVP REIT II, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	47-3945882
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8880 W. SUNSET RD SUITE 340, LAS VEGAS, NV 89148
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [.X.]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [X]

As of August 21, 2017, the registrant had 2,573,939 shares of common stock outstanding.

MVP REIT II, Inc.
(A Maryland Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$60,261,000	$28,854,000
Buildings and improvements	77,852,000	24,889,000
Construction in progress	979,000	--
	139,092,000	53,743,000
Accumulated depreciation	(1,092,000)	(195,000)
Total investments in real estate, net	138,000,000	53,548,000

Investment in equity method investee	464,000	1,150,000
Investments in cost method investee – held for sale	838,000	836,000
Investments in cost method investee	931,000	936,000
Assets held for sale	730,000	700,000
Cash	2,692,000	4,885,000
Cash - restricted	4,772,000	100,000
Prepaid expenses	411,000	283,000
Accounts receivable	295,000	208,000
Investments in MVP REIT, Inc.	3,121,000	3,034,000
Investment in DST	2,821,000	--
Other assets	359,000	4,575,000
Total assets	$155,434,000	$70,255,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $0.9 million and $0.1 million as of June 30, 2017 and December 31, 2016, respectively	$68,567,000	$5,318,000
Lines of credit, net of unamortized loan issuance costs of approximately $0.2 million as of June 30, 2017 and December 31, 2016, respectively	17,443,000	7,957,000
Accounts payable and accrued liabilities	1,357,000	485,000
Security Deposit	148,000	2,000
Due to related parties	95,000	575,000
Liabilities related to assets held for sale	38,000	--
Deferred revenue	104,000	45,000
Total liabilities	87,752,000	14,382,000
Commitments and contingencies	--	--
Equity
MVP REIT II, Inc. Stockholders' Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding	--	--
Preferred stock Series 1; $0.0001 par value, 97,000 shares authorized, 5,070 shares issued and outstanding	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 2,559,286 and 2,301,828 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	--	--
Additional paid-in capital	69,350,000	56,875,000
Accumulated deficit	(10,539,000)	(5,126,000)
Total MVP REIT II, Inc. Shareholders' Equity	58,811,000	51,749,000
Non-controlling interest – related party	8,871,000	4,124,000
Total equity	67,682,000	55,873,000
Total liabilities and equity	$155,434,000	$70,255,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
(A Maryland Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016
Revenues
Rental revenue	$2,536,000	$69,000	$4,559,000	$69,000
Total revenues	2,536,000	69,000	4,559,000	69,000

Operating expenses
General and administrative	323,000	184,000	651,000	335,000
Merger costs	647,000	--	772,000	--
Acquisition expenses	277,000	218,000	2,043,000	218,000
Acquisition expenses – related party	592,000	307,000	1,710,000	416,000
Operation and maintenance	158,000	20,000	524,000	20,000
Operation and maintenance – related party	257,000	15,000	494,000	15,000
Seminar	--	6,000	--	6,000
Depreciation	471,000	3,000	896,000	3,000
Total operating expenses	2,725,000	753,000	7,090,000	1,013,000

Income (loss) from operations	(189,000)	(684,000)	(2,531,000)	(944,000)

Other income (expense)
Interest expense	(1,053,000)	--	(1,849,000)	(1,000)
Distribution income – related party	47,000	--	99,000	--
Income from investment in equity method investee	3,000	5,000	17,000	4,000
Total other expense	(1,003,000)	5,000	(1,733,000)	3,000

Net loss	(1,192,000)	(679,000)	(4,264,000)	(941,000)
Net income attributable to non-controlling interest – related party	200,000	3,000	228,000	3,000
Net loss attributable to MVP REIT II, Inc.'s stockholders	$(1,392,000)	$(682,000)	$(4,492,000)	$(944,000)

Preferred stock distributions Series A	(41,000)	--	(46,000)	--
Preferred stock distributions Series 1	(14,000)	--	(14,000)	--
Net loss attributable to MVP REIT II, Inc.'s common stockholders	$(1,447,000)	$(682,000)	$(4,552,000)	$(944,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to MVP REIT II, Inc.'s common stockholders - basic and diluted	$(0.57)	$(0.94)	$(1.83)	$(1.98)
Distributions declared per common share	$0.35	$0.16	$0.37	$0.29
Weighted average common shares outstanding, basic and diluted	2,545,100	726,887	2,485,492	476,310
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2017
 (Unaudited)
	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2016	--	$--	2,301,828	$--	$56,875,000	$(5,126,000)	$4,124,000	$55,873,000

Distributions to non-controlling interest	--	--	--	--	--	--	(1,686,000)	(1,686,000)

Issuance of common stock	--	--	196,985	--	4,925,000	--	--	4,925,000

Issuance of common stock – DRIP	--	--	23,653	--	591,000	--	--	591,000

Issuance of preferred Series A	2,862	--	--	--	2,573,000	--	--	2,573,000

Issuance of preferred Series 1	5,070	--	--	--	4,446,000	--	--	4,446,000

Contributions	--	--	--	--	--	--	6,264,000	6,264,000

Consolidation of Houston Preston	--	--	--	--	--	--	(59,000)	(59,000)

Distributions - Common	--	--	--	--	(921,000)	--	--	(921,000)

Distributions – Series A	--	--	--	--	(46,000)	--	--	(46,000)

Distributions – Series 1	--	--	--	--	(14,000)	--	--	(14,000)

Stock dividend	--	--	36,820	--	921,000	(921,000)	--	--

Net loss	--	--	--	--	--	(4.492,000)	228,000	(4,264,000)
Balance, June 30, 2017	7,932	$--	2,559,286	$--	$69,350 ,000	$(10,539,000)	$8,871,000	$67,682,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30
	2017	2016
Cash flows from operating activities:
Net Loss	$(4,264,000)	$(941,000)
Adjustments to reconcile net loss to net cash used in operating activities: Income from investment in equity method investee	(17,000)	(4,000)
Distribution from MVP REIT	(99,000)	--
Amortization of loan costs	210,000	--
Depreciation expense	896,000	3,000
Changes in operating assets and liabilities
Cash - Restricted	(4,672,000)	--
Due to related parties	(480,000)	222,000
Accounts payable	859,000	87,000
Security deposits	167,000	--
Deferred revenue	--	--
Accounts receivable	(87,000)	(12,000)
Prepaid expenses	(128,000)	76,000
Net cash used in operating activities	(7,615,000)	(569,000)

Cash flows from investing activities:
Purchase of investment in real estate	(81,200,000)	(12,281,000)
Security deposits	--	(1,469,000)
Investment for 20% ownership Houston Preston, net of cash in bank account	(1,080,000)	--
Investment in DST	(2,821,000)	--
Building improvements	(1,329,000)	--
Assets held for sale, net of liabilities	8,000	--
Proceeds from MVP REIT Distribution	12,000
Deposits applied to purchase of investment in real estate	4,216,000	--
Distribution received from investment in cost method investee	13,000	--
Distribution received from investment in equity method investee	195,000	--
Investment in cost method investee	(8,000)	(1,346,000)
Investment in cost method investee – held for sale	(2,000)	(843,000)
Investment in equity method investee	(50,000)	(600,000)
Proceeds from non-controlling interest	5,075,000	4,277,000
Net cash used in investing activities	(76,971,000)	(12,262,000)

Cash flows from financing activities
Proceeds from note payable	66,422,000	--
Payments on note payable	(390,000)	(91,000)
Proceeds from of line of credit	29,243,000	--
Loan fees paid	(937,000)	--
Payments made on line of credit	(19,813,000)	--
Distribution to non-controlling interest	(1,686,000)	--
Proceeds from issuance of common stock	5,516,000	22,422,000
Proceeds from issuance of preferred stock	5,019,000	--
Distribution made to common stockholders	(921,000)	(57,000)
Distribution made to preferred stockholders	(60,000)	--
Net cash provided by financing activities	82,393,000	22,274,000
Net change in cash	(2,193,000)	9,443,000
Cash, beginning of period	4,885,000	2,268,000
Cash, end of period	$2,692,000	$11,711,000
Supplemental disclosures of cash flow information:
Interest Paid	$1,639,000	$--
Non-cash investing and financing activities:
Distributions - DRIP	$217,000	$81,000
Dividend shares	$921,000	$137,000
Deposits applied to purchase of investment in real estate	$4,216,000	$1,469,000
Conversion from debt to preferred shares	$2,000,000	$--
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MVP REIT II, Inc.
(A Maryland Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note A — Organization and Business Operations

MVP REIT II, Inc. (the "Company," "we," "us," or "our") is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes upon the filing of the federal tax return for the year ended December 31, 2017. The Company believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT commencing with the taxable year ending December 31, 2017; however, if the company is unable to meet the REIT qualification for 2017 we will continue to operate as a C corporation for U.S. federal income tax purposes. As of December 31, 2016, the Company ceased all selling efforts for the initial public offering (the "Common Stock Offering") of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering.  As of June 30, 2017, the Company raised approximately $67.7 million in the Common Stock Offering before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $0.6 million. The Company has also registered $50 million in shares of common stock for issuance pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock at the current price of $25.00 per share.

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

As part of the Company's initial capitalization, we sold 8,000 shares of common stock for $200,000 to MVP Capital Partners II, LLC (the "Sponsor"), the sponsor of the Company. The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc., a Maryland corporation and OTC pink sheet company ("VRM II"), and 40% by Vestin Realty Mortgage I, Inc., a Maryland corporation and OTC pink sheet company ("VRM I"), both which are managed by Vestin Mortgage, LLC, a Nevada limited liability company wholly owned by Michael Shustek.  The Company also sold 5,000 shares of common stock to VRM II in the Common Stock Offering.

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

From inception through June 30, 2017, the Company has paid approximately $1.7 million in distributions, including issuing 42,147 shares of its common stock as DRIP, issuing 66,232 shares of its common stock as dividend in distributions to the Company's common stockholders and approximately $61,000 in distributions for preferred stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may continue to pay distributions from sources other than cash flow from operations, including proceeds from the Common Stock Offering and other stock sales, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

In June 2016, the Company and MVP REIT, Inc. ("MVP REIT") jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In October 2016 the Board of Directors appointed a special committee to evaluate liquidity options. After consideration, in January 2017 the special committee of the Board of Directors decided to explore a merger with MVP REIT. On May 26, 2017, the Company, MVP REIT, MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Merger Sub"), and MVP Realty Advisors, LLC, the Company's and MVP REIT's external advisor (the "Advisor"), entered into an agreement and plan of merger (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, MVP REIT will merge with and into Merger Sub (the "Merger"), with Merger Sub surviving the Merger (the "Surviving Entity"), such that following the Merger, the Surviving Entity will continue as a wholly owned subsidiary of the Company.

See Note P- Merger for additional information.

Capitalization

As of June 30, 2017, the Company had 2,559,286 shares of common stock issued and outstanding. During the six months ended June 30, 2017, the Company had received consideration of approximately $4.9 million for the issuance of its common stock in connection with the Common Stock Offering.  In connection with its formation, the Company sold 8,000 shares of common stock to the Sponsor for $200,000.

 On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series A") The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company's common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  The Company raised approximately $2.6 million, net of offering costs, in the Series A private placements and has 2,862 Series A shares issued and outstanding.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the "Series 1"). On April 7, 2017 the Company commenced a private placement of shares of Series 1, which is currently open, together with warrants to acquire the Company's common stock to accredited investors.  As of June 30, 2017, the Company had raised approximately $4.5 million, net of offering costs, in the Series 1 private placements and had 5,070  Series 1 shares issued and outstanding.

Stockholders may elect to reinvest distributions received from the Company in common shares by participating in the Company's DRIP. The stockholder may enroll in the DRIP by completing the distribution change form. The stockholder may also withdraw at any time, without penalty, by delivering written notice to the Company.  Participants will acquire DRIP shares at a fixed price of $25.00 per share until (i) all such shares registered in the Common Stock Offering are issued, (ii) the Common Stock Offering terminates and the Company elects to deregister any unsold shares under the DRIP, or (iii) the Company's board decides to change the purchase price for DRIP shares or terminate the DRIP for any reason. Commencing no later than May 29, 2018 (the "Valuation Date"), which is 150 days following the second anniversary of the date to satisfy the minimum offering requirement in the Offering, if the DRIP is ongoing, the Company will adjust the price of shares offered in the DRIP to equal the net asset value ("NAV") per share. The Company will update the NAV per share at least annually following the Valuation Date and further adjust the per share price in the Company's DRIP accordingly. The Company has registered $50,000,000 in shares for issuance under the DRIP.

The Company may amend, suspend or terminate the DRIP for any reason, except that the Company may not amend the DRIP to eliminate a participant's ability to withdraw from the DRIP, without first providing 10 days prior written notice to participants. The Company has suspended the DRIP in connection with the pending Merger. In addition, the Company has a Share Repurchase Program ("SRP") that may provide stockholders who generally have held their shares for at least two years an opportunity to sell their shares to the Company, subject to certain restrictions and limitations.  Prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 95.0% of the purchase price paid for the shares if redeemed at any time between the second and third anniversaries of the purchase date, and 97.0% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated NAV per share of common stock, the purchase price will be 95.0% of the NAV per share for the shares if redeemed at any time between the second and third anniversaries of the purchase date, 97.0% of the NAV per share if redeemed at any time between the third and fifth anniversaries, and 100.0% of the NAV per share if redeemed after the fifth anniversary.

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 5.0% of the weighted average number of shares of common stock outstanding during the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by the Company's board of directors; provided however, that the above volume limitations shall not apply to repurchases requested in connection with the death or qualifying disability of a stockholder.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Redemption requests other than those made in connection with the death or disability (as defined in the Internal Revenue Code of 1986, as amended (the "Code") of a stockholder will continue to be repurchased as of March 31st, June 30th, September 30th and December 31st of each year in accordance with the terms of the SRP.  As of June 30, 2017, no shares are eligible for redemption (other than in connection with a death or disability of a stockholder).

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

West 9th Street Properties II, LLC
MVP San Jose 88 Garage, LLC
MCI 1372 Street, LLC
Cincinnati Race Street, LLC
St. Louis Washington, LLC
St. Paul Holiday Garage, LLC
Louisville Station Broadway, LLC
White Front Garage Partners, LLC
Cleveland Lincoln Garage, LLC
MVP Houston Jefferson Lot, LLC
MVP Houston Preston Lot, LLC *
MVP Houston San Jacinto Lot, LLC
MVP Detroit Center Garage, LLC
St Louis Broadway, LLC
St Louis Seventh & Cerre, LLC
MVP Preferred Parking, LLC

* Entity is consolidated with the Company starting May 1, 2017.  See Note E Related Party Transactions for additional information.

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

Concentration

The Company had seven parking tenants as of June 30, 2017 and one parking tenant as of June 30, 2016. One tenant, Standard Parking + ("SP+"), represented a 62.31% concentration for the six months ended June 30, 2017, in regards to parking base rental revenue.  Below is a table that summarizes base parking rent by tenant:

	For the Six Months Ended
Parking Tenant	June 30, 2017	June 30, 2016
SP +	62.31%	100.00%
Premier Parking	9.10%	0.00%
ABM	8.60%	0.00%
Interstate Parking	6.95%	0.00%
iPark Services	6.05%	0.00%
St. Louis Parking	4.39%	0.00%
Riverside Parking	2.60%	0.00%
Grand Total	100.00%	100.00%

In addition, the Company had concentrations in various cities based on parking base rental revenue for the six months ended June 30, 2017 and 2016,as well as concentrations in various cities based on the real estate we owned as of June 30, 2017 and December 31, 2016.  The below tables summarize this information by city.

City Concentration for Parking Base Rent
	For the Six Months Ended
	June 30, 2017	June 30, 2016
Detroit	46.1%	0.0%
Cleveland	13.2%	100.0%
Nashville	9.1%	0.0%
St Paul	6.9%	0.0%
St Louis	6.5%	0.0%
Houston	6.1%	0.0%
San Jose	4.3%	0.0%
Cincinnati	4.3%	0.0%
Louisville	2.6%	0.0%
Canton	0.9%	0.0%
Grand Total	100.0%	100.0%

Real Estate Concentration by City
Based on the Company's Ownership %
	As of
	June 30, 2017	June 30, 2016
Detroit	34.1%	0.0%
Houston	20.2%	10.5%
St. Louis	11.2%	5.7%
Cleveland	9.1%	22.2%
Nashville	7.1%	17.4%
St Paul	6.4%	15.5%
Cincinnati	3.5%	8.5%
San Jose	2.8%	6.8%
Louisville	2.4%	5.8%
Minneapolis	1.6%	3.8%
Bridgeport	0.6%	1.4%
Canton	0.5%	1.3%
Denver	0.5%	1.1%
Grand Total	100.0%	100.0%

Acquisitions

The Company records the acquired tangible and intangible assets and assumed liabilities of acquisitions of all operating properties and those development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date. The Company assesses and considers fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that the Company deems appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, construction in progress and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any. Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred within operating expenses in the consolidated statement of operations. During the three months and six months ended June 30, 2017, the Company expensed approximately $0.6 million and $1.7 million in related party acquisition costs, respectively. The Company also had $0.3 million and $2.0 million of non-related party acquisition costs, respectively, for the purchase of an interest in three properties.  During the three and six months ended June 30, 2016, the Company expensed approximately $0.3 million and $0.4 million, respectively, in related party acquisition costs. The Company also expensed and $0.2 million and $0.2 million in non-related party acquisition costs for the three and six months ended June 30, 2016.  The Company's acquisition expenses are directly related to the Company's acquisition activity and if the Company's acquisition activity was to increase or decrease, so would the Company's acquisition costs.

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

Cash

Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions with the majority of its cash at KeyBank. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit up of $250,000.  As of June 30, 2017 and December 31, 2016, the Company had approximately $1.4 million and $3.4 million, respectively, in excess of the federally insured limits. As of June 30, 2017 the Company has not experienced any losses on cash deposits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred. During the three and six months ended June 30, 2017 and 2016, the Company had no advertising costs.

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

Income Taxes

The Company is organized and conducts operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code") and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income"), which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

If the Company does not qualify as a REIT for the tax year ended December 31,2017, we will file as a C corporation and deferred tax assets and liabilities will be established for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for the deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on the available evidence at the time the determination is made. For the tax year ended December 31, 2016, the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets, a valuation allowance should be recorded against our net deferred tax assets.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three and six months ended June 30, 2017 and 2016.

There is a potential for dilution from the Company's Series A Convertible Redeemable Preferred Stock which may be converted into the Company's common stock at any time beginning upon the earlier of (i) 90 days after the occurrence of a listing event or (ii) the second anniversary of the final closing of the offering (whether or not a listing event has occurred).  As of June 30, 2017, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding.

There is a potential for dilution from the Company's Series 1 Convertible Redeemable Preferred Stock which may be converted into the Company's common stock at any time beginning upon the earlier of (i) 45 days after the occurrence of a listing event or (ii) April 7, 2019 (whether or not a listing event has occurred). As of June 30, 2017, there were 5,070 share of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding.

Each share of Series A preferred stock and Series 1 preferred stock will convert into the number of shares of the Company's common stock determined by dividing (i) the stated value per Series A share or Series 1 share of $1,000 (as may be adjusted pursuant to the applicable articles supplementary) plus any accrued but unpaid dividends to, but not including, the conversion date by (ii) the conversion price.  The conversion price is equal to 100% or, if the conversion notice is received before December 1, 2017 (for Series 1 shares) or December 31, 2017 (for Series A shares), 110% of the volume weighted average price per share of the Company's common stock for the 20 trading days prior to the delivery date of the conversion notice; provided that if the Company's common stock is not then traded on a national securities exchange, the conversion price will be equal to the net asset value per share of the Company's common stock. The Company will have the right (but not the obligation) to redeem any Series A or Series 1 shares that are subject to a conversion notice on the terms set forth in the applicable articles supplementary.

Reportable Segments

We currently operate one reportable segment.

Reclassifications

Upon re-evaluation of ASU 2014-08, the Company has determined that the amounts listed in connection with discontinued operations in the 2016 condensed consolidated financial statements need to be reclassified to conform to ASU 2014-08 and June 30, 2017 presentation.

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

The board of directors may, in its sole discretion, terminate, suspend or further amend the share repurchase program upon 30 days' written notice without stockholder approval if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the stockholders.  Among other things, we may amend the plan to repurchase shares at prices different from those described above for the purpose of ensuring the Company's dividends are not "preferential" for incomes tax purposes.  Any notice of a termination, suspension or amendment of the share repurchase program will be made via a report on Form 8-K filed with the SEC at least 30 days prior to the effective date of such termination, suspension or amendment.  The board of directors may also limit the amounts available for repurchase at any time in its sole discretion.  Notwithstanding the foregoing, the share repurchase program will terminate if the shares of common stock are listed on a national securities exchange.  As of June 30, 2017, no shares are eligible for redemption (other than in connection with a death or disability of a stockholder).

Distribution Reinvestment Plan

Pursuant to the DRIP stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. We have issued a total of 42,147 shares of common stock under the DRIP as of June 30, 2017. The DRIP program is currently suspended in connection with the merger.

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

Note D – Investments in Real Estate

As of June 30, 2017, the Company had the following Investments in Real Estate that were consolidated on our balance sheet:

Property	Location	Date Acquired	Investment Amount	Parking Tenant	Lease Commencement Date
MVP San Jose 88 Garage, LLC	San Jose, CA	6/15/2016	$3,824,000	Lanier Parking	3/01/2017
MCI 1372 Street, LLC	Canton, OH	7/8/2016	$700,000	ABM	7/8/2016
MVP Cincinnati Race Street Garage, LLC	Cincinnati, OH	7/8/2016	$5,212,000	SP +	9/1/2016
MVP St. Louis Washington, LLC	St Louis, MO	7/18/2016	$3,000,000	SP +	7/21/2016
MVP St. Paul Holiday Garage, LLC	St Paul, MN	8/12/2016	$8,200,000	Interstate Parking	8/12/2016
MVP Louisville Station Broadway, LLC	Louisville, KY	8/23/2016	$3,107,000	Riverside Parking	8/23/2016
Cleveland Lincoln Garage Owners, LLC	Cleveland, OH	10/19/2016	$7,430,000	SP +	10/25/2016
MVP Houston San Jacinto Lot, LLC	Houston, TX	11/22/2016	$3,250,000	iPark Services	12/1/2016
MVP Houston Preston Lot, LLC	Houston, TX	11/22/2016*	$2,820,000	iPark Services	12/1/2016
White Front Garage Partners, LLC	Nashville, TN	9/30/2016	$11,496,000	Premier Parking	10/1/2016
West 9th Street Properties II, LLC**	Cleveland, OH	5/11/2016	$5,725,000	SP +	5/11/2016
33740 Crown Colony, LLC**	Cleveland, OH	5/17/2016	$3,049,000	SP +	5/17/2016
MVP Detroit Center Garage, LLC	Detroit, MI	01/10/2017	$55,079,000	SP +	2/1/2017
St Louis Broadway, LLC	St Louis, MO	02/01/2017	$2,400,000	St Louis Parking Co	2/1/2017
St Louis Seventh & Cerre, LLC	St Louis, MO	02/01/2017	$3,300,000	St Louis Parking Co	2/1/2017
MVP Preferred Parking, LLC	Houston, TX	6/29/2017	$20,500,000	iPark Services	8/01/2017
			$139,092,000

* During April 2017, MVP REIT reduced its ownership interest in MVP Houston Preston Lot from 80% to 40%, by selling a portion of its ownership to the Company for $1.12 million. This transaction was completed at par value with no gain or loss recorded by MVP REIT or the Company. Our ownership interest in MVP Houston Preston Lot increased from 20% to 60% and we will be considered the controlling party starting May 1, 2017.

** In November 2016, these properties merged into one holding company called West 9th Street Properties II, LLC, for the purposes of debt financing.

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

Ownership of Company Stock

During May 2017, VRM II acquired approximately 35,000 shares of our stock from third party investors in exchange for various trust deed investments. During the six months ended June 30, 2017, VRM II received approximately $4,200 in distributions in accordance to the Company's DRIP program..

As of June 30, 2017, the Company's Sponsor owned 8,729 shares and VRM II owned 40,922 shares of the Company's outstanding common stock.

Ownership of MVP REIT

On November 5, 2016, the Company purchased 338,409 shares of MVP REIT common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the three and six months ended June 30, 2017, MVP REIT paid us, approximately $47,000 and $99,000, respectively, in stock distributions related to the Company's ownership of their common stock and issued 172 shares in accordance to their DRIP program.

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

Note Payable to the Advisor

On June 29, 2017, the Advisor loaned the Company $2.1 million for 1 year with an interest rate of 5%.

Fees Paid in Connection with the Offering – Common Stock

Various affiliates of the Company are involved in the Common Stock offering and the Company's operations including MVP American Securities, LLC, or ("MVP American Securities"), which is a broker-dealer and member of the Financial Industry Regulatory Authority, Inc., or FINRA.  MVP American Securities is owned by MS MVP Holdings, LLC which is owned and managed by Mr. Shustek. Additionally, the Company's board of directors, including a majority of the Company's independent directors, may engage an affiliate of the Advisor to perform certain property management services for us.

The Company's Sponsor or its affiliates paid selling commissions of up to 6.5% of gross offering proceeds from the sale of shares in the Common Stock Offering without any right to seek reimbursement from the Company.

The Company's sponsor or its affiliates also paid non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses, subject to the total underwriting compensation limitation set forth below. We expect such due diligence expenses to average up to 1% of total offering proceeds at the maximum offering amount. Such commissions and fees were paid by the Company's sponsor or its affiliates (other than the Company) without any right to seek reimbursement from the Company's company.

Fees Paid in Connection with the Offering – Preferred Stock

In connection with the private placement of the Series A and Series 1 preferred stock, the Company may pay selling commissions of up to 6.0% of gross offering proceeds from the sale of shares in the private placements, including sales by affiliated and non-affiliated selling agents.  During the three and six months ended June 30, 2017, the Company paid approximately $0.4 million and $0.6 million, respectively, in selling commissions.

The Company may pay non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses of up to 2.0% of gross offering proceeds. The Company may also pay a dealer manager fee to MVP American Securities of up to 2.0% of gross offering proceeds from the sale of the shares in the private placements as compensation for acting as dealer manager.  During the three and six months, the Company paid approximately $0.1 million and $0.2 million, respectively, to MVP American Securities for compensation

Fees Paid in Connection with the Operations of the Company

The Advisor or its affiliates will receive an acquisition fee of 2.25% of the purchase price of any real estate provided, however, the Company will not pay any fees when acquiring loans from affiliates.  During the three and six months ended June 30, 2017, approximately $0.6 million and approximately $1.7 million in acquisition fees had been earned by the Advisor. During the three and six months ended June 30, 2016, approximately $0.3 million and $0.4 million, respectively, in acquisition fees had been earned by the Advisor.  The balance as of the date of this filing is approximately $1.2 million and remains payable to the Advisor.

The Advisor or its affiliates will be reimbursed for actual expenses paid or incurred in the investment.  During the three and six months ended June 30, 2017 and 2016, no acquisition expenses had been reimbursed to the Advisor.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 1.0% of the cost of all assets then held by the Company, or the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. The Company will determine the Company's NAV, on a date not later than the Valuation Date.  Following the Valuation Date, the asset management fee will be based on the value of the Company's assets rather than their historical cost. Asset management fees for the three and six months ended June 30, 2017 were approximately $0.3 million and $0.2 million, respectively. Asset management fees for the three and six months ended June 30, 2016 were approximately $12,500 and $14,700, respectively.

The Company will reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that we will not reimburse the Advisor for any amount by which the Company's operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which we make the Company's first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company's independent directors.  We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company's executive officers. In addition, we will not reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items.  During the three and six months ended June 30, 2017 and 2016, no operating expenses have been incurred by the Advisor.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

For substantial assistance in connection with the sale of investments, as determined by the independent directors, we will pay the Advisor or its affiliate the lesser of (i) 3.0% of the contract sale price of each real estate-related secured loan or other real estate investment or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.0% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any asset.  During the three and six months ended June 30, 2017 and 2016, no disposition fees have been earned by the Advisor.

After the Company's stockholders have received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return, then the Company's Advisor will be entitled to receive 15.0% of the remaining proceeds. We will pay this subordinated performance fee only upon one of the following events: (i) if the Company's shares are listed on a national securities exchange; (ii) if the Company's assets are sold or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which the Company's investors receive cash or publicly-traded securities in exchange for their shares; or (iv) upon termination of the Company's advisory agreement. During the three and six months ended June 30, 2017 and 2016, no subordinated performance fees have been earned by the Company's Advisor.

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

Our board of directors may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by our board of directors and stockholders, unless extended or earlier terminated by our board of directors. Our board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. Our board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the long-term incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the three and six months ended June 30, 2017 and 2016, no grants have been made under the long-term incentive plan.

Note H – Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. The Company is currently evaluating whether or not the adoption of ASU 2014-09 will have a material effect on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by this ASU. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted.  We have determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases. The Company is currently evaluating whether or not the adoption of ASU 2014-09 will have a material effect on the Companys consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-13 will have on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statements of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. This update will become effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  The Company will adopt ASU 2016-18 starting first quarter 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This update will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years.  The Company will adopt ASU 2016-18 starting first quarter 2018.

In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting.  The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company does not expect adoption of ASU 2017-09 to have a material effect on our consolidated financial statements.

Note I – Acquisitions

The following table is a summary of the acquisitions for the six months ended June 30, 2017.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail /Office Square Ft.	Cash Consideration	Ownership %
MVP Detroit Center Garage*	Detroit, MI	01/10/2017	Garage	1,275	8.78	N/A	$55,000,000	80.00%
St Louis Broadway, LLC	St Louis, MO	02/01/2017	Lot	161	0.96	N/A	$2,400,000	100.00%
St Louis Seventh & Cerre, LLC	St Louis, MO	02/01/2017	Lot	174	1.20	N/A	$3,300,000	100.00%
MVP Preferred Parking, LLC	Houston, TX	06/29/2017	Garage & Lot	521	1.0	784	$20,500,000	100%

	Assets
	Land and Improvements	Building and improvements	Total assets acquired
MVP Detroit Center Garage	$7,000,000	$48,000,000	$55,000,000
St Louis Broadway, LLC	2,400,000	--	2,400,000
St Louis Seventh & Cerre, LLC	3,300,000	--	3,300,000
MVP Preferred Parking, LLC	15,800,000	4,700,000	20,500,000
	$28,500,000	$52,700,000	$81,200,000

The following table of results of operations of the acquired properties for the three and six months ended June 30, 2017:

	Three Month Ended June 30, 2017		Six Month Ended June 30, 2017
	Total revenues	Net income	Total revenues	Net income
2017 acquisitions	$1,458,000	$554,000	$2,470,000	$402,000
Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2017 and 2016, and assumes that the acquisitions were completed as of January 1, 2016.

	Three Month Ended June 30		Six Month Ended June 30
	2017	2016	2017	2016
Revenues from continuing operations	$2,904,000	$1,395,000	$5,471,000	$2,720,000
Net income (loss) available to common stockholders	$(639,000)	$(603,000)	$(3,211,000)	$1,623,000
Net income (loss) available to common stockholders per share – basic	$(0.25)	$(0.83)	$(1.29)	$3.41
Net income (loss) available to common stockholders per share – diluted	$(0.25)	$(0.83)	$(1.29)	$3.41

Note J — Line of Credit

On October 5, 2016, the Company, through its Operating Partnership, and MVP REIT, (the "REITs") through a wholly owned subsidiary (the "Borrowers"), entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBank Capital Markets ("KeyBank Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement. As of June 30,2017 the interest rate was 3.35%.

As of June 30, 2017, the Borrowers had four properties listed on the line of credit, which provided an available draw of approximately $13.76 million, and had drawn approximately $13.62 million, of which our portion of the current draw was approximately $11.62 million, based on our pro-rata ownership of the properties listed on the line of credit. Based on the four properties on the line of credit as of June 30, 2017, the REITs had an additional available draw of approximately $135,000. For the three and six months ended June 30, 2017, we had accrued approximately $47,000 and $186,000, respectively, in interest expense. For the three and six months ended June 30, 2017, we had accrued approximately $8,000 and $9,400, respectively, in unused line fees associated with our draw. Total loan amortization cost for the three and six months ended June 30, 2017 were $55,000 and $195,400, respectively.

On June 26, 2017, the Company and MVP REIT (together, the "REITs"), each through a wholly owned subsidiary, MVP REIT II Operating Partnership, LP and MVP Real Estate Holdings, LLC (together, the "Borrowers"), entered into a credit agreement (the "Working Capital Credit Agreement") with KeyBank, National Association ("KeyBank") as the administrative agent and KeyBanc Capital Markets ("KeyBanc Capital Markets") as the lead arranger.  Pursuant to the Working Capital Credit Agreement, the Borrowers were provided with a $6.0 million credit facility (the "Total Commitment"), which may be increased up to $10 million, in minimum increments of $1 million.  The Total Commitment has an initial term of six months, maturing on December 26, 2017.  The Working Capital Credit Agreement has an interest rate calculated based on LIBOR Rate plus 4.5% or Base Rate plus 3.5%, both as provided in the Working Capital Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Working Capital Credit Facility require 100% of the net proceeds of all capital events and equity issuances by the REITs within 5 business days of receipt.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement. As of June 30, 2017, the balance on the Working Capital Credit Facility was $6.0 million, which the Company drew on June 29, 2017.  The Company anticipates using net proceeds from the private placement of the Series 1 Convertible Redeemable Preferred Stock to paydown the $6.0 million, which is due by September 15, 2017. As of June 30,2017 the interest rate was 5.72%.

Note K — Notes Payable

As of June 30, 2017, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 6/30/2017	Lender	Term	Interest Rate	Loan Maturity
D&O Financing	$140,000	$14,000	$28,000		1 Year	3.81%	8/3/2017
JNL Parking	$300,000	--	$300,000	JNL Parking	3 Months (I/O)	1.0%	9/30/2017
iPark	$500,000	--	$500,000	iPark Services, LLC	3 Months (I/O)	5.75%	9/30/2017
MVP Realty Advisors	$2,100,000	--	$2,100,000	MVP Realty Advisors	1 Year (I/O)	5.0%	6/30/2018
West 9th Properties II, LLC	$5,300,000	$30,000	$5,222,000	American National Insurance Co.	10 year	4.50%	2/1/2019
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$31,253,000	Bank of America	10 year	5.52%	12/26/2024
MVP San Jose 88 Garage, LLC	$2,200,000	Interest Only	$2,200,000	Owens Realty Mortgage, Inc.	2 year (I/O)	7.75%	6/30/2027
MVP Cincinnati Race Street Garage, LLC	$3,000,000	Interest Only	$3,000,000	Moonshell, LLC	3 Months (I/O)	9.00%	10/10/2017
MVP St Louis Washington, LLC	$1,380,000	Interest Only	$1,380,000	KeyBank	10 year ( 2 year I/O)	4.90%	5/1/2027
St Paul Holiday Garage, LLC	$4,132,000	Interest Only	$4,132,000	KeyBank	10 year ( 2 year I/O)	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC	$3,999,000	Interest Only	$3,999,000	KeyBank	10 year ( 2 year I/O)	4.90%	5/1/2027
Louisville Broadway Station, LLC	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate (CCRE)	10 year (I/O)	5.03%	5/6/2027
Whitefront Garage, LLC	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate (CCRE)	10 year (I/O)	5.03%	5/6/2027
MVP Houston Preston Lot, LLC	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate (CCRE)	10 year (I/O)	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate (CCRE)	10 year (I/O)	5.03%	5/6/2027
St. Louis Broadway, LLC	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate (CCRE)	10 year (I/O)	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC	$2,058,000	Interest Only	$2,058,000	Cantor Commercial Real Estate (CCRE)	10 year (I/O)	5.03%	5/6/2027
Less unamortized loan issuance costs			($859,000)
			$68,567,000

Total interest expense incurred for the three and six months ended June 30, 2017 was approximately $1.0 million and $1.8 million, respectively. Total interest expense incurred for the six months ended June 30, 2016 was approximately $1,000.  The Company did not have any notes payable during the six months ended June 30, 2016.

Total loan amortization cost for the three and six months ended June 30, 2017 was approximately $0.1 and $0.2 million, respectively. The Company did not have any notes payable during the three and six months ended June 30, 2016.

As of June 30, 2017, future principal payments on the notes payable are as follows:

2017	$4,172,000
2018	5,032,000
2019	882,000
2020	1,008,000
2021	1,069,000
Thereafter	57,263,000
Total	$69,426,000

Principal payments table amount does not reflect the unamortized loan issuance cost of approximately $0.9 million as of June 30, 2017.

Note L — Fair Value

A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value are as follows:

1.	Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities
2.
Level 2 – Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs are observable.

3.	Level 3 – Model-derived valuations with unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value.

Assets and liabilities measured at fair value level 3 on a non-recurring basis may include Assets Held for Sale.

Note M — Assets held for sale

As of June 30, 2017, we had a 100% ownership interest in one property listed as held for sale, with a carrying value of approximately $700,000.  The Company acquired the property on November 22, 2016 and recorded at the fair value based on an appraisal.  During March 2017, Houston Jefferson entered into a purchase and sale agreement to sell the property "as is" to a third party for approximately $2.0 million.  During May 2017, this purchase and sale agreement had been cancelled.  During May and June, another unsolicited third party expressed interest in purchasing the property for $2.0 million and during July 2017, the Company entered into a purchase and sale agreement with this third party.  There can be no assurance that we will be successful in completing this transaction or whether we will continue to classify this property as held for sale if this transaction is not successful.

The following is a summary of the results of operations related to the assets held for sale for three and six months ended June 30, 2017:

	For the three months ended June 30, 2017	For the six months ended June 30, 2017

Revenue	$22,000	$44,000
Expenses	(12,000)	(28,000)
Net income	$10,000	$16,000

Note N – Investment In DST

On May 31, 2017, the Company, through a wholly-owned subsidiary of its operating partnership, purchased a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware statutory trust, or MVP St Louis, for approximately $2.8 million.  MVP St. Louis is the owner of a 2.56-acre, 376-vehicle, commercial parking lot located at 500 South Broadway, St. Louis, Missouri 63103, known as the Cardinal Lot, or the Property, which is adjacent to Busch Stadium, the home of the St. Louis Cardinals major league baseball team.  The Property was purchased by MVP St. Louis from an unaffiliated seller for a purchase price of $11,350,000, plus payment of closing costs, financing costs, and related transactional costs.

Concurrently with the acquisition of the Property, MVP St. Louis obtained a first mortgage loan from Cantor Commercial Real Estate Lending, L.P, or St. Louis Lender, in the principal amount of $6,000,000, with a 10 year, interest-only term at a fixed interest rate of 5.25%, resulting in an annual debt service payment of $315,000, or St. Louis Loan.  MVP St. Louis used the Company's investment to fund a portion of the purchase price for the Property.  The remaining equity portion was funded through short-term investments by Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc., both of which are affiliates of MVP Realty Advisors, LLC, the external advisor to the Company, or MVP Realty, pending the private placements of additional beneficial interest in MVP St. Louis exempt from registration under the Securities Act of 1933, as amended.   Each of Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc. and Michael V. Shustek, our Chairman and Chief Executive Officer, provided non-recourse carveout guaranties of the loan and environmental indemnities of St. Louis Lender.

Also concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10 year master lease, or St. Louis Master Lease, with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of MVP Realty, as tenant, or St. Louis Master Tenant.   St. Louis Master Tenant, in turn, concurrently entered into a 10 year sublease with Premier Parking of Missouri, LLC.  The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold.  The Company will be entitled to its proportionate share of the rent payments based on its ownership interest.  Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses.

Note O – Investment in Equity Method Investee

Denver 1935 Sherman

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

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investments in real estate and fixed assets	$2,438,000	$2,438,000
Cash	178,000	51,000
Due from related party	61,000	--
Total assets	$2,677,000	$2,489,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance cost	$739,000	$--
Accounts payable and accrued liabilities	107,000	36,000
Total liabilities	846,000	36,000
Equity
Shareholders' Equity
Additional paid-in capital	1,294,000	1,802,000
Retained Earnings	95,000	64,000
Total Shareholders' Equity	1,389,000	1,866,000
Non-controlling interest	442,000	587,000
Total equity	1,831,000	2,453,000
Total liabilities and equity	$2,677,000	$2,489,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016

Rental revenue	$30,000	$30,000	$60,000	$46,000
Expenses	(21,000)	(9,000)	(30,000)	(23,000)
Net income	$9,000	$21,000	$30,000	$23,000

Note P – Merger

As previously announced, on April 28, 2017, the special committee of the board of directors of MVP REIT, Inc., a Maryland corporation ("MVP REIT"), accepted a non-binding Letter of Intent from the special committee of the board of directors of the Company, setting forth the terms and conditions upon which the Company proposed to acquire MVP REIT and its subsidiaries.

On May 26, 2017, the Company, MVP REIT, MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Merger Sub"), and MVP Realty Advisors, LLC, the Company's and MVP REIT's external advisor (the "Advisor"), entered into an agreement and plan of merger (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, MVP REIT will merge with and into Merger Sub (the "Merger"), with Merger Sub surviving the Merger (the "Surviving Entity"), such that following the Merger, the Surviving Entity will continue as a wholly owned subsidiary of the Company. The Merger is intended to qualify as a "reorganization" under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code").

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of MVP REIT's common stock, $0.001 par value per share (the "MVP REIT Common Stock"), will be automatically cancelled and retired, and converted into the right to receive 0.365 shares of common stock, $0.0001 par value per share, of the Company (the "Company Common Stock") (such ratio, as it may be adjusted pursuant to the Merger Agreement, the "Exchange Ratio").  Holders of shares of MVP REIT Common Stock will receive cash in lieu of fractional shares.

At the effective time of the Merger each share of MVP REIT Common Stock, if any, then held by any wholly owned subsidiary of MVP REIT or by the Company or any of its wholly owned subsidiaries will no longer be outstanding and will automatically be retired and will cease to exist, and no consideration will be paid, nor will any other payment or right inure or be made with respect to such shares of MVP REIT Common Stock in connection with or as a consequence of the Merger.  In addition, each share of MVP REIT's Non-Participating, Non-Voting Convertible Stock, $0.001 par value per share ("MVP REIT Convertible Stock"), all 1,000 of which are held by the Advisor, will automatically be retired and will cease to exist, and no consideration will be paid, nor will any other payment or right inure or be made with respect to such shares of MVP REIT Convertible Stock in connection with or as a consequence of the Merger.

The Merger Agreement contains customary covenants, including covenants prohibiting MVP REIT and its subsidiaries and representatives from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the Merger Agreement, during the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York City time on July 10, 2017 (the "Go Shop Period End Time"), MVP REIT (through the MVP REIT special committee and its representatives).  From May 30, 2017, through July 10, 2017, in connection with the ''go shop'' process provided for under the Merger Agreement, Robert A. Stanger & Co., Inc., ("Stanger") contacted approximately 78 parties, which the MVP I Special Committee and Stanger believed had the financial ability and potential strategic interest in reviewing the opportunity, to solicit their interest in a possible alternative transaction with MVP REIT. Stanger and Venable negotiated with 12 parties with regard to signing a confidentiality agreement of which 8 confidentiality agreements were executed. No bids were received prior to the July 10, 2017 Go Shop Period End Time.

Pursuant to the Merger Agreement, the board of directors of the Company (the "Company Board") will, effective as of the effective time of the Merger, increase the number of directors comprising the Company Board to eight and Nicholas Nilsen, Robert J. Aalberts and Shawn Newson, previous Directors of MVP REIT, will be elected to the Company Board.

If the Merger Agreement is terminated in connection with MVP REIT's acceptance of a Superior Proposal, approval of an Acquisition Proposal or making an Adverse Recommendation Change at any time beginning on the sixth business day after the Go Shop Period End Time, then MVP REIT must pay to the Company a termination fee of $1,500,000 plus an expense reimbursement fee of up to $500,000. If the Merger Agreement is terminated in connection with MVP REIT's acceptance of a Superior Proposal within five business days of the Go Shop Period End Time, then MVP REIT must pay to the Company a termination fee of $750,000 plus an expense reimbursement fee of up to $500,000.

The obligation of each party to consummate the Merger is subject to a number of conditions, including receipt of the Stockholder Approvals, receipt of regulatory approvals, delivery of certain documents and consents, the truth and correctness of the representations and warranties of the parties, subject to the materiality standards contained in the Merger Agreement, the effectiveness of the registration statement on Form S-4 to be filed by the Company to register the shares of the Company Common Stock to be issued as consideration in the Merger, and the absence of a material adverse effect with respect to either the Company or MVP REIT.

Amended and Restated Advisory Agreement

Concurrently with the entry into the Merger Agreement, the Company, MVP REIT II Operating Partnership, LP and the Advisor entered into the Second Amended and Restated Advisory Agreement (the "Second Amended and Restated Advisory Agreement"), which will become effective at the effective time of the Merger.  The Second Amended and Restated Advisory Agreement will amend the Company's existing advisory agreement, dated October 5, 2015 (the "Original Agreement"), to provide for, among other amendments, (i) elimination of acquisition fees, disposition fees and subordinated performance fees and (ii) the payment of an asset management fee by the Company to the Advisor calculated and paid monthly in an amount equal to one-twelfth of 1.1% of the (a) cost of each asset then held by the Company, without deduction for depreciation, bad debts or other non-cash reserves, or (b) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement excluding (only for clause (b)) debt financing on the investment.  Pursuant to the Second Amended and Restated Advisory Agreement, the asset management fee may not exceed $2,000,000 per annum (the "Asset Management Fee Cap") until the earlier of such time, if ever, that (i) the Company holds assets with an Appraised Value (as defined Second Amended and Restated Advisory Agreement) equal to or in excess of $500,000,000 or (ii) the Company reports AFFO (as defined in the Second Amended and Restated Advisory Agreement) equal to or greater than $0.3125 per share of Company Common Stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of the Company Common Stock) (the "Per Share Amount") for two consecutive quarters, on a fully diluted basis.  All amounts of the asset management fee in excess of the Asset Management Fee Cap, plus interest thereon at a rate of 3.5% per annum, will be due and payable by the Company no later than ninety (90) days after the earlier of the date that (i) the Company holds assets with an Appraised Value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO per share of Company Common Stock equal to or greater than the Per Share Amount for two consecutive quarters, on a fully diluted basis.
In the event that the Merger Agreement is terminated prior to the consummation of the Merger, the Second Amended and Restated Advisory Agreement will automatically terminate and be of no further effect and the Company, MVP REIT II Operating Partnership, LP and the Advisor will have the rights and obligations set forth in the Original Agreement.

Termination Agreement

Concurrently with the entry into the Merger Agreement, the Company, MVP REIT, the Advisor and MVP REIT II Operating Partnership, LP entered into a termination and fee agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, at the effective time of the Merger, the Advisory Agreement, dated September 25, 2012, as amended, among MVP REIT and the Advisor will be terminated and the Company will pay the Advisor an Advisor Acquisition Payment (as such term is defined in the Termination Agreement) of approximately $3.6 million, subject to adjustment in the event that additional properties are acquired by MVP REIT prior to closing, which shall be the only fee payable to the Advisor in connection with the Merger. In the event that the Merger Agreement is terminated prior to the consummation of the Merger, the Termination Agreement will automatically terminate and be of no further effect and no Advisor Acquisition Payment will be owed and payable.

The foregoing description of the Merger Agreement, the Amended and Restated Advisory Agreement and the Termination Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the applicable agreements, each of which is filed with as a Form 8-K exhibit with the SEC on May 31, 2017.

Amended Charter

At the Company annual stockholders' meeting, the Company anticipates seeking stockholder approval of  among other matters, the amendment and restatement of its charter (the "Amended Charter").  The Amended Charter is primarily intended to accomplish two objectives in connection with the possible listing of our common stock after the closing of the merger: (1) to remove provisions of our charter that we believe may unnecessarily restrict our ability to take advantage of further opportunities for liquidity events or are redundant with or otherwise addressed or permitted to be addressed under Maryland law and (2) to amend certain provisions in a manner that we believe would be more suitable for becoming a publicly-traded REIT. The amendments that we are proposing to accomplish these objectives will be described in more detail in the final proxy statement for our annual stockholders' meeting.

Note Q — Income Taxes and Critical Accounting Policy

The Company will be electing to be treated as a REIT for the tax year beginning January 1, 2017 and ending December 31, 2017, and believes that it has been organized and has operated during 2017 in such a manner to meet the qualifications to be treated as a REIT for federal and state income tax purposes.  During 2016, the Company was subject to U.S. federal and state income taxes as it will file income tax returns as a C corporation.  As such, we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company uses a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement.  The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of June 30, 2017.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets will more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur.

As a REIT, the Company will generally not be subject to corporate level federal income taxes on earnings distributed to our stockholders, and therefore may not realize deferred tax assets arising during the Company's pre-2017 periods before the Company became a REIT.  The Company intends to distribut at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2017 and future periods.  Accordingly, the Company has not included any provisions for federal income taxes in the accompanying consolidated financial statements for the three and six months ended June 30, 2017.  The Company owns and rents real estate in various states and municipalities within the United States, and, as a result, the Company or one or more of its subsidiaries may have income or other tax return filing requirements, and may be subject to income or franchise taxes, in state and municipal jurisdictions.

The Company has a net deferred tax asset of $1.6 million which is subject to a full valuation allowance and thus is not recorded on the Company's consolidated balance sheet. The deferred tax asset is primarily made up of net operating losses and capitalized acquisition costs which are deducted for books but capitalized for tax and amortized over 39 years. If the Company makes a REIT election, generally the net operating losses will not be available to offset future income.  Due to the valuation allowance, the Company's effective rate is approximately 0%.

Note R — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

On July 19, 2017, MVP REIT II filed, with the SEC, a preliminary proxy statement with various proposals to be considered and voted upon ranging from amendments to corporate documents to accommodate the possible merger to approving the board of directors and ratifying the appointment of RSM US LLP as the Company's independent registered public accounting firm for the year ended December 31, 2017.  This proxy statement went effective on August 11, 2017, and the annual meeting of stockholders is scheduled to be held on September 27, 2017, in Las Vegas, NV.

On July 28, 2017, the Company's subsidiary, MVP Preferred Parking, LLC, issued a promissory note to KeyBank for $11.33 million secured by their garage and parking lot located in Houston Texas.  This note had a 10 year term, an interest rate of 5.02% per annum and required monthly interest only payment for the first five years and then principal and interest payments over the last 5 year with a balloon payment at maturity.  This loan matures in July 2027.  This property had been previously financed on the KeyBank line of credit and all loan proceeds were used to paydown the line.

As noted in the Company's filing of the final S-4/A on August 9, 2017, the shareholders of MVP REIT will hold a Special Meeting on September 27, 2017, in Las Vegas, to vote on whether to approve the merger with the Company and other Charter Amendments in connection with the possible merger.

29-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2017 and 2016.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2016. As used herein, the terms "we," "our" and "us" refer to MVP REIT II, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which we refer to as our "operating limited partnership," and to their subsidiaries.

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

•	competitive factors that may limit our ability to make investments or attract and retain tenants;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our failure to maintain our status as a REIT;
•	the risk that the Merger or the other transactions contemplated by the Merger Agreement may not be completed in the time frame expected by the parties or at all;
•	our ability to successfully integrate pending transactions and implement our operating strategy, including the Merger;
•
our ability to obtain the required stockholder approval to amend our charter and complete such other actions as may be necessary or desirable to list our shares of common stock on a national securities exchangeafter the closing of the Merger;

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

Overview

MVP REIT II, Inc. (the "Company," "we," "us," or "our") is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes upon the filing of the federal tax return for the year ended December 31, 2017. The Company believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT commencing with the taxable year ending December 31, 2017; however, if the company is unable to meet the REIT qualification for 2017 we will continue to operate as a C corporation for U.S. federal income tax purposes. As of December 31, 2016, the Company ceased all selling efforts for the initial public offering (the "Common Stock Offering") of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering.  As of June 30, 2017, the Company raised approximately $67.7 million in the Common Stock Offering before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $0.6 million. The Company has also registered $50 million in shares of common stock for issuance pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock at the current price of $25.00 per share.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the shares of Series A, together with warrants to acquire the Company's common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  The Company raised approximately $2.6 million, net of offering costs, in the Series A private placements and has 2,862 shares of Series A issued and outstanding.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the private placement of shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors.  As of June 30, 2017, the Company had raised approximately $4.5 million, net of offering costs, in the Series 1 private placements and had 5,070 shares of Series 1 issued and outstanding.

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

From inception through June 30, 2017, the Company has paid approximately $1.7 million in distributions, including issuing 42,147 shares of its common stock as DRIP, issuing 66,232 shares of its common stock as dividend in distributions to the Company's common stockholders and $61,000 in distributions for preferred stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  All of the cash distributions have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

The following table is a summary of the acquisitions for the six months ended June 30, 2017.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail /Office Square Ft.	Investment Amount	Ownership %
MVP Detroit Center Garage	Detroit, MI	01/10/2017	Garage	1,275	8.78	N/A	$55,000,000	80.00%
St Louis Broadway, LLC	St Louis, MO	02/01/2017	Lot	161	0.96	N/A	$2,400,000	100.00%
St Louis Seventh & Cerre, LLC	St Louis, MO	02/01/2017	Lot	174	1.20	N/A	$3,300,000	100.00%
MVP Preferred Parking, LLC	Houston, TX	06/29/2017	Garage & Lot	521	1.0	784	$20,500,000	100%

During April 2017, MVP REIT reduced its ownership interest in MVP Houston Preston Lot from 80% to 40%, by selling a portion of its ownership to the Company for $1.12 million. This transaction was completed at par value with no gain or loss recorded by MVP REIT or the Company. Our ownership interest in MVP Houston Preston Lot increased from 20% to 60% and we will be considered the controlling party starting May 1, 2017.

As of June 30, 2017 the Company had investments in the following facilities:

Parking Facility	Date Acquired	Type	Zoning	Height Restriction	MVP REIT I % Owned	MVP REIT II % Owned	3rd Party % Owned	Property Purchase Price
MVP Minneapolis Venture	1/6/2016	Lot	B4C-1	Unlimited	87%	13%	0%	$6,100,000
MVP Denver Sherman 1935	2/12/2016	Lot	CMX-16	200 Feet	76%	24%	0%	$2,437,500
MVP Bridgeport Fairfield Garage	3/30/2016	Garage	DVD-CORE	65 Feet	90%	10%	0%	$7,800,000
Minneapolis City Parking	1/6/2016	Lot	B4C-1	Unlimited	87%	13%	0%	$9,395,000
MVP Cleveland West 9th	5/11/2016	Lot	CBD LLR-B4	175 Feet	49%	51%	0%	$5,675,000
33740 Crown Colony	5/17/2016	Lot	LLR-D5	250 Feet	49%	51%	0%	$3,030,000
MVP San Jose 88 Garage	6/15/2016	Garage	DC	N/A	0%	100%	0%	$3,575,500
MCI 1372 Street	7/8/2016	Lot	B-5	375 Feet	0%	100%	0%	$700,000
MVP Cincinnati Race Street Garage	7/8/2016	Garage	DD-A	500 Feet	0%	100%	0%	$4,500,000
MVP St. Louis Washington	7/18/2016	Lot	CBD I	100 Feet	0%	100%	0%	$3,000,000
MVP St. Paul Holiday Garage	8/12/2016	Garage	B-5	Unlimited	0%	100%	0%	$8,200,000
MVP Louisville Station Broadway	8/23/2016	Lot	CBD I	Unlimited	0%	100%	0%	$3,050,000
White Front Garage Partners	9/30/2016	Garage	CBD I	Unlimted	20%	80%	0%	$11,496,000
Cleveland Lincoln Garage Owners	10/19/2016	Garage	SI / GR-E5	250 Feet	0%	100%	0%	$7,316,950
MVP Houston Jefferson Lot	11/22/2016	Lot	NONE	Unlimited	0%	100%	0%	$700,000
MVP Houston Preston Lot	11/22/2016	Lot	NONE	Unilimted	40%	60%	0%	$2,800,000
MVP Houston San Jacinto Lot	11/22/2016	Lot	NONE	Unlimited	0%	100%	0%	$3,200,000
MVP Detroit Center Garage	1/10/2017	Garage	PD	Unlimited	20%	80%	0%	$55,000,000
St. Louis Broadway Group	2/1/2017	Lot	CBD I	200 Feet	0%	100%	0%	$2,400,000
St. Louis Seventh & Cerre	2/1/2017	Lot	CBD I	200 Feet	0%	100%	0%	$3,300,000
MVP St. Louis Cardinal Lot, DST *	5/31/2017	Lot	--	--	0%	51%	49%	$11,350,000
MVP Preferred Parking (Preston)	6/29/2017	Garage	NONE	Unlimited	0%	100%	0%	$16,500,000
MVP Preferred Parking (Congress)	6/29/2017	Lot	NONE	Unlimited	0%	100%	0%	$4,000,000

* MVP II acquired a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware statutory trust, or MVP St Louis, for approximately $2.8 million. MVP St. Louis purchased the St. Louis parking lot from an unaffiliated seller for a purchase price of $11,350,000, plus payment of closing costs, financing costs, and related transactional costs. MVP St. Louis used MVP II's investment to fund a portion of the purchase price for the property. The remaining equity portion was funded through short-term investments by the Advisor pending the private placements of additional beneficial interest in MVP St. Louis exempt from registration under the Securities Act.

The Company intends to operate as a REIT for the year ended December 31, 2017. The Company is not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor is the Company subject to any regulation thereunder. As a REIT, the Company is required to have a December 31 fiscal year end. As a REIT, the Company will not be subject to federal income tax on income that is distributed to stockholders. Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds of the offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

If the Company does not qualify as a REIT for the tax year ended December 31,2017, we will file as a C corporation and deferred tax assets and liabilities will be established for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for the deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on the available evidence at the time the determination is made. For the tax year ended December 31, 2016, we concluded that due to our cumulative book losses, a valuation allowance should be recorded against our net deferred tax assets.

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

In June 2016, the Company and MVP REIT, Inc. ("MVP REIT") jointly announced the engagement of Ladenburg Thalmann & Co., Inc. to assist in evaluating various courses of action intended to enhance stockholder liquidity and value. In October 2016 the Board of Directors appointed a special committee to evaluate liquidity options. After consideration, in January 2017 the special committee of the Board of Directors decided to explore a merger with MVP REIT.

As previously announced, on April 28, 2017, the special committee of the board of directors of MVP REIT accepted a non-binding Letter of Intent from the special committee of the board of directors of the Company, setting forth the terms and conditions upon which the Company proposed to acquire MVP REIT and its subsidiaries.

On May 26, 2017, the Company, MVP REIT, MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Merger Sub"), and MVP Realty Advisors, LLC, the Company's and MVP REIT's external advisor (the "Advisor"), entered into an agreement and plan of merger (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, MVP REIT will merge with and into Merger Sub (the "Merger"), with Merger Sub surviving the Merger (the "Surviving Entity"), such that following the Merger, the Surviving Entity will continue as a wholly owned subsidiary of the Company.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of MVP REIT's common stock, $0.001 par value per share (the "MVP REIT Common Stock"), will be automatically cancelled and retired, and converted into the right to receive 0.365 shares of common stock, $0.0001 par value per share, of the Company (the "Company Common Stock") (such ratio, as it may be adjusted pursuant to the Merger Agreement, the "Exchange Ratio").  Holders of shares of MVP REIT Common Stock will receive cash in lieu of fractional shares.

In addition, each share of MVP REIT's Non-Participating, Non-Voting Convertible Stock, $0.001 par value per share ("MVP REIT Convertible Stock"), all 1,000 of which are held by the Advisor, will automatically be retired and will cease to exist, and no consideration will be paid, nor will any other payment or right inure or be made with respect to such shares of MVP REIT Convertible Stock in connection with or as a consequence of the Merger.

Pursuant to the Merger Agreement, the board of directors of the Company (the "Company Board") will, effective as of the effective time of the Merger, increase the number of directors comprising the Company Board to eight and Nicholas Nilsen, Robert J. Aalberts and Shawn Newson, previous Directors of MVP REIT, will be elected to the Company Board.

Amended and Restated Advisory Agreement

Concurrently with the entry into the Merger Agreement, the Company, MVP REIT II Operating Partnership, LP and the Advisor entered into the Second Amended and Restated Advisory Agreement (the "Second Amended and Restated Advisory Agreement"), which will become effective at the effective time of the Merger.  The Second Amended and Restated Advisory Agreement will amend the Company's existing advisory agreement, dated October 5, 2015 (the "Original Agreement"), to provide for, among other amendments, (i) elimination of acquisition fees, disposition fees and subordinated performance fees and (ii) the payment of an asset management fee by the Company to the Advisor calculated and paid monthly in an amount equal to one-twelfth of 1.1% of the (a) cost of each asset then held by the Company, without deduction for depreciation, bad debts or other non-cash reserves, or (b) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement excluding (only for clause (b)) debt financing on the investment.  Pursuant to the Second Amended and Restated Advisory Agreement, the asset management fee may not exceed $2,000,000 per annum (the "Asset Management Fee Cap") until the earlier of such time, if ever, that (i) the Company holds assets with an Appraised Value (as defined Second Amended and Restated Advisory Agreement) equal to or in excess of $500,000,000 or (ii) the Company reports AFFO (as defined in the Second Amended and Restated Advisory Agreement) equal to or greater than $0.3125 per share of Company Common Stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of the Company Common Stock) (the "Per Share Amount") for two consecutive quarters, on a fully diluted basis.  All amounts of the asset management fee in excess of the Asset Management Fee Cap, plus interest thereon at a rate of 3.5% per annum, will be due and payable by the Company no later than ninety (90) days after the earlier of the date that (i) the Company holds assets with an Appraised Value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO per share of Company Common Stock equal to or greater than the Per Share Amount for two consecutive quarters, on a fully diluted basis.

Termination Agreement

Concurrently with the entry into the Merger Agreement, the Company, MVP REIT, the Advisor and MVP REIT II Operating Partnership, LP entered into a termination and fee agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, at the effective time of the Merger, the Advisory Agreement, dated September 25, 2012, as amended, among MVP REIT and the Advisor will be terminated and the Company will pay the Advisor an Advisor Acquisition Payment (as such term is defined in the Termination Agreement) of approximately $3.6 million, subject to adjustment in the event that additional properties are acquired by MVP REIT prior to closing, which shall be the only fee payable to the Advisor in connection with the Merger.

Amended Charter

At the Company annual stockholders' meeting, the Company anticipates seeking stockholder approval of among other matters, the amendment and restatement of its charter in connection with the possible listing of our common stock after the closing of the merger. If approved by stockholders, the Amended Charter will (1) remove provisions of our charter that we believe may unnecessarily restrict our ability to take advantage of further opportunities for liquidity events or are redundant with or otherwise addressed or permitted to be addressed under Maryland law and (2) amend certain provisions in a manner that we believe would be more suitable for becoming a publicly-traded REIT. The amendments that we are proposing to accomplish these objectives will be described in more detail in the final proxy statement for the annual stockholders' meeting.

Please see Note P- Merger for additional information regarding the Merger, the Merger Agreement, the Second Amended and Restated Advisory Agreement, the Termination Agreement and the Amended Charter.

Review of the Company's Policies

The Company's board of directors, including the independent directors, have reviewed the policies described in this Quarterly Report and determined that they are in the best interest of the Company's stockholders because: (1) they increase the likelihood that the Company will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in its portfolio; (2) the Company's executive officers, directors and affiliates of the advisor have expertise with the type of real estate investments the Company seeks; and (3) borrowings should enable the Company to purchase assets and earn rental income more quickly, thereby increasing the likelihood of generating income for the Company's stockholders and preserving stockholder capital.

Results of Operations

Results of Operations for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.

The Company began purchasing properties in May 2016 and the results of operations below reflect start-up costs as well as acquisition expenses incurred in connection with purchasing properties as the Company seeks to deploy the Company's offering proceeds.  The Company expects that income and expenses related to the Company's portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  The results of operations described below may not be indicative of future results of operations.

		For the three months ended June 30,			For the six months ended June 30,
Rental revenues (by property)		2017	2016		2017	2016
MVP Cleveland West 9th, LLC	(b)	$83,000	46,000		$165,000	$46,000
33740 Crown Colony, LLC	(b)	47,000	23,000		93,000	23,000
MVP San Jose 88 Garage, LLC		109,000	--	(a)	260,000	--
MCI 1372 Street, LLC		22,000	--		34,000	--
MVP Cincinnati Race Street Garage, LLC		82,000	--		165,000	--
MVP St. Louis Washington, LLC		40,000	--		81,000	--
MVP St. Paul Holiday Garage, LLC		133,000	--		267,000	--
MVP Louisville Station Broadway, LLC		50,000	--		100,000	--
White Front Garage Partners, LLC		175,000	--		350,000	--
Cleveland Lincoln Garage Owners, LLC		130,000	--		276,000	--
MVP Houston Jefferson Lot, LLC		22,000	--		44,000	--
MVP Houston Preston Lot, LLC		114,000	--		114,000	--
MVP Houston San JacintoLot, LLC		70,000	--		140,000	--
MVP Detroit Center Garage, LLC		1,355,000	--	(c)	2,299,000	--
St Louis Broadway, LLC		45,000	--		75,000	--
St Louis Seventh and Cerre, LLC		57,000	--		94,000	--
MVP Preferred Parking, LLC (includes Garage & Lot)		2,000	--		2,000	--
Total revenues		$2,536,000	69,000		$4,559,000	$69,000

a)
Through February 28, 2017, the San Jose 88 Garage was under a Parking management agreement and the rental income represents the gross revenues generated by the property. Operating expenses for this property are included in Operations and Maintenance.  Starting on March 1, 2017, this property was leased to a national parking operator, with an annual base rent of $450,000 per year.

b)	In November 2016, these properties merged into one holding company called West 9th Street Properties II, LLC, for the purposes of debt financing.
c)	During May 2017, MVP Detroit Center Garage, LLC amended their lease with SP+ to set the percentage rent trigger amount and periods from 80% of $5,000,000 over the first 12 months to the following:
•	80% over $833,333 from February 2017 to March 2017
•	80% over $1,250,000 from April 2017 to June 2017
•	80% over $2,916,667 from July 2017 to January 2018
As a result of this amendment, MVP Detroit Center Garage, LLC earned approximately $498,000 in percentage rent from February 2017 to June 2017.

Total rental revenue earned from our 18 consolidated parking facilities (held by 16 different subsidiaries), which have continued operations, totaled $4.6 million the six months ended June 30, 2017, compared to total revenues of $69,000 from two of our consolidated properties for the six months ended June 30, 2016.  One of our properties was acquired in late June 2016 and was not a significate source of revenue for the six months ended June 30, 2016.  The increase in rental revenues and the number of properties held is a result of the Company's planned and continued growth through acquisitions of new properties.  As the Company continues to acquire new properties, by means of the equity raises, debt financing and a possible merger with MVP REIT, we expect to see our rental revenue to grow at a similar pace.  In addition, as noted above, the next percentage rent trigger is not expected to hit until January 2017.

Since a majority of the Company's property leases call for additional percentage rent, the Company monitors the gross revenue generated by each property on a monthly basis.  The higher the property's gross revenue the higher the Company's potential percentage rent. The graph below shows the comparison of the Company's monthly rental income to the gross revenue generated by the properties.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016
Operating expenses
General and administrative	$323,000	$184,000	$651,000	$335,000
Merger costs	647,000	--	772,000	--
Acquisition expenses	277,000	218,000	2,043,000	218,000
Acquisition expenses – related party	592,000	307,000	1,710,000	416,000
Operation and maintenance	158,000	20,000	524,000	20,000
Operation and maintenance – related party	257,000	15,000	494,000	15,000
Seminar	--	6,000	--	6,000
Depreciation	471,000	3,000	896,000	3,000
Total operating expenses	$2,725,000	$753,000	$7,090,000	$1,013,000

Operating expenses for the six months ended June 30, 2017, increased $5.8 million, as compared to the six months ended June 30, 2016.  The major factor related to the increased expense, other than Merger Costs, was the Company's growth in investments in parking facilities.  As of June 30, 2016, the Company only had three investments in parking facilities, that were consolidated into our financials, totaling approximately $12.3 million; two of which were purchased in May 2016 (where MVP REIT has a 49% ownership interest), and one wholly own parking facility that was purchased in mid-June 2016.  In contrast, at June 30, 2017, the Company held an investment in 18 parking (via 16 subsidiaries), totaling approximately $139.1 million.  As the Company and MVP REIT move closer to a possible merger, whether it is successful or not, we expect to see additional increase over the next two quarters in merger expenses.  We estimated the total merger costs for the Company to be approximately $4.5 million or more, depending on the success of the merger with MVP REIT.  As the Company continues to acquire new properties, by means of the equity raises, debt financing and a possible merger with MVP REIT, we expect to see our acquisition expenses, operations and maintenance and depreciation to grow at a similar pace.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016
Other income (expense)
Interest expense	$(1,053,000)	$--	$(1,849,000)	$(1,000)
Distribution income – related party	47,000	--	99,000	--
Income (loss) from investment in equity method investee	3,000	5,000	17,000	4,000
Total other expense	$(1,003,000)	$5,000	$(1,733,000)	$3,000

The increase in interest expense for the three and six months ended June 30, 2017, as compared to the same period in 2016, is related to the Company's focus on utilizing debt to acquire properties.  To maximize the use of our cash, the Company will continue to look for opportunities to put financing in place on future acquisitions with the use of our line of credit with KeyBank or permanent debt at the time of acquisitions.  The interest expense will vary based on the amount of our borrowings and current interest rates at the time of financing.  The Company will seek to secure appropriate leverage with the lowest interest rate available to us.  The terms of the loans will greatly depend on the quality of the property, the credit worthiness of the tenant and the amount of income the property is able to generate through our parking leases.  There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all.  Interest expense recorded for the three months ended June 30, 2017 and 2016 includes loan amortization costs.  Total loan amortization cost for the three and six months ended June 30, 2017 $0.1 million and $0.2 million, respectively.

See Note J – Line of Credit and Note K – Notes Payable of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The Company's calculation of FFO and MFFO, attributable to shareholders is presented in the following table for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to MVP REIT II, Inc. common shareholders	$(1,447,000)	$(682,000)	$(4,552,000)	$(944,000)
Add (Subtract):
Depreciation of real estate assets	471,000	3,000	896,000	3,000
Discontinued operations income	--	--	--	--
FFO	$(976,000)	$(679,000)	$(3,656,000)	$(941,000)
Add:
Acquisition fees and expenses to non-affiliates	277,000	218,000	2,043,000	218,000
Acquisition fees and expenses to affiliates	592,000	307,000	1,710,000	416,000
Acquisition / Merger costs	647,000	--	772,000	--

MFFO attributable to MVP REIT II, Inc. shareholders	$540,000	$(154,000)	$869,000	$(307,000)

Distributions to Common Shareholders	$474,000	$113,000	$921,000	$137,000

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

In addition, the Company anticipates raising additional funds though private placements of its preferred stock as well as through additional debt financing.  As of June 30, 2017, the Company had raised approximately $2.6 million in funds from the private placements of Series A Convertible Redeemable Preferred Stock and approximately $5.1 million in funds from the private placements of Series 1 Convertible Redeemable Preferred Stock.

Net cash used in operating activities for the six months ended June 30, 2017 totaled approximately $7.6 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, insurance, accounting fees and legal bills.  Net cash used in investing activities totaled approximately $77.0 million and mainly consisted of purchase of investments in real estate totaling $81.2 million (which proceeds from non-controlling interest totaling $5.1 million and used of deposits from prior periods totaling $4.2 million) and the purchase of an investment in a DST for $2.8 million.  Net cash provided by financing activities totaled approximately $83.3 million and mainly consisted of proceeds from notes payable of approximately $64.4 million, proceeds from the Company's KeyBank line of credit of approximately $29.2 million, payments on the KeyBank line of credit of approximately $19.8 million.  In addition, financing activities consisted of proceeds from issuance of common stock of approximately $5.5 million and issuance of preferred stock of approximately $7.0 million.

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

On June 26, 2017, the Company and MVP REIT (together, the "REITs"), each through a wholly owned subsidiary, MVP REIT II Operating Partnership, LP and MVP Real Estate Holdings, LLC (together, the "Borrowers"), entered into a credit agreement (the "Working Capital Credit Agreement") with KeyBank, National Association ("KeyBank") as the administrative agent and KeyBanc Capital Markets ("KeyBanc Capital Markets") as the lead arranger.  Pursuant to the Working Capital Credit Agreement, the Borrowers were provided with a $6.0 million credit facility (the "Total Commitment"), which may be increased up to $10 million, in minimum increments of $1 million.  The Total Commitment has an initial term of six months, maturing on December 26, 2017.  The Working Capital Credit Agreement has an interest rate calculated based on LIBOR Rate plus 4.5% or Base Rate plus 3.5%, both as provided in the Working Capital Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Working Capital Credit Facility require 100% of the net proceeds of all capital events and equity issuances by the REITs within 5 business days of receipt.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement. As of June 20, 2017, the balance on the Working Capital Credit Facility was $6.0 million, which the Company drew on June 29, 2017.  The Company anticipates using net proceeds from the private placement of the Series 1 Convertible Redeemable Preferred Stock to paydown the $6.0 million, which is due by September 15, 2017.

Since the initial draw of $6.0 million from the Working Capital Line of Credit on June 29, 2017, the Company has made approximately $3.4 million in total payment, based on the net equity raised since the initial draw.  As of August 21, 2017, the balance on the Working Capital Line of Credit was approximately $2.6 million.

In connection with our KeyBank Unsecured Credit Agreement, the Borrowers are required to maintain a minimum liquidity requirement of $2.0 million, which is defined as the sum of unencumbered cash and cash equivalents of the Borrower and its Subsidiaries.  In addition, the loan with Bank of America for the MVP Detroit Center Parking garage requires the Company and MVP RETI to maintain a combined $2.3 million liquidity, which is defined as unencumbered cash and cash equivalents.  As of Augsut 21, 2017, the Company and MVP REIT were in compliance with both these lender requirements.

The Company will experience a relative decrease in liquidity as offering proceeds are used to acquire and operate assets and may experience a temporary, relative increase in liquidity if and when investments are sold, to the extent such sales generate proceeds that are available for additional investments. The Advisor may, but is not required to, establish working capital reserves from offering proceeds of cash flow generated by the Company's investments or out of proceeds from the sale of investments. The Company does not anticipate establishing a general working capital reserve; however, the Company may establish capital reserves with respect to particular investments. The Company also may, but is not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. The Company's lenders also may require working capital reserves.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the Company's Advisor and its affiliates in connection with the Company's organization operations for the three and six months ended June 30, 2017 and, 2016.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Acquisition Fees – related party	$592,000	$307,000	$1,710,000	$416,000
Asset Management Fees	257,000	15,000	494,000	15,000
Total	$849,000	$322,000	$2,204,000	$431,000

Distributions and Stock Dividends

The Company intends to make regular cash and stock distributions to its common stockholders and cash distributed to its Series A preferred stock and Series 1 preferred stock, typically on a monthly basis. The actual amount and timing of distributions will be determined by the Company's board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, the Company's distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, the Company must make distributions equal to at least 90% of its REIT taxable income each year.

Common Stock

On October 23, 2015, the Company announced that its board of directors has approved a plan for payment of initial monthly cash distributions of $0.0625 per share and monthly stock dividends $0.0625per share, based on a purchase price of $25.00 per common share, commencing after the Company breaks escrow upon receiving subscriptions for the minimum offering amount of $2 million. The initial cash distribution and stock dividend were paid on February 10, 2016 to stockholders of record as of January 24, 2016. The initial cash distributions were paid from offering proceeds rather than funds from operations and therefore may represent a return of capital.  There can be no assurance that distributions and dividends will continue to be paid at this rate. The Company's board of directors may at any time change the distribution and dividend rate or suspend payment of distributions and dividends if it determines that such action is in the best interest of the Company and its stockholders.  The Company expects that its board of directors will continue to authorize, and it will declare, distributions based on a record date on the 24th of each month, and it expects to continue to pay distributions on the 10th day of the following month (or the next business day if the 10th is not a business day), monthly in arrears. The Company has not established a minimum distribution level, and its charter does not require that it make distributions to its stockholders; however, the Company anticipates the payment of monthly distributions. The Company may also make special stock dividends.

From inception through June 30, 2017, the Company had paid approximately $0.3 million in cash, issued 42,147 shares of its common stock as DRIP and issued 66,232 shares of its common stock as dividend in distributions to the Company's stockholders.  All of the cash distributions were paid from offering proceeds and constituted a return of capital.  The Company's total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company's distribution reinvestment plan, or DRIP, are detailed below.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$161,000	$285,000	$446,000	$(3,672,000)
2nd Quarter, 2017	167,000	311,000	478,000	(8,555,000)
3rd Quarter, 2017	--	--	--	--
4th Quarter, 2017	--	--	--	--
Total 2017	$328,000	$596,000	$924,000	$(12,227,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$10,000	$14,000	$24,000	$(134,000)
2nd Quarter, 2016	47,000	67,000	114,000	(435,000)
3rd Quarter, 2016	85,000	136,000	221,000	(1,181,000)
4th Quarter, 2016	132,000	241,000	373,000	(1,894,000)
Total 2016	$274,000	$458,000	$732,000	$(3,644,000)

As of June 30, 2017, the Company issued 66,232 shares of its common stock as dividend distribution made to the Company's stockholders through the DRIP.

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

The offering price was $1,000 per share.  In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of common stock, par value $0.0001 per share, of the Company if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted averge closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of August 21, 2017, there were potentially 85,740 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.

From inception through June 30, 2017, the Company has paid $46,000 in distributions for preferred Series A stockholders, all of which were paid from offering proceeds and constituted a return of capital.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$5,000	$--	$5,000	$(3,672,000)
2nd Quarter, 2017	41,000	--	41,000	(4,883,000)
3rd Quarter, 2017	--	--	--	--
4th Quarter, 2017	--	--	--	--
Total 2017	$46,000	$--	$46,000	$(8,555,000)

Preferred Series 1 Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors.  As of June 30, 2017, the Company had raised approximately $4.5 million, net of offering costs, in the Series 1 private placements and had 5,070 shares of Series 1 issued and outstanding.

The offering price is $1,000 per share.  In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of common stock, par value $0.0001 per share, of the Company if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted averge closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of August 21, 2017, there were potentially  292,565 detatchable warrants that may be exercised after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.

From inception through June 30, 2017, the Company has paid $14,000 in distributions for preferred Series 1 stockholders, all of which were paid from offering proceeds and constituted a return of capital.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$--	$--	$--	$(3,672,000)
2nd Quarter, 2017	14,000	--	14,000	(4,883,000)
3rd Quarter, 2017	--	--	--	--
4th Quarter, 2017	--	--	--	--
Total 2017	$14,000	$--	$14,000	$(8,555,000)

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

On November 5, 2016, the Company purchased 338,409 shares of MVP REIT's common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the three and six months ended June 30, 2017, the Company received, approximately $47,000 and $99,000 in stock distributions, related to the Company's ownership of MVP REIT common stock.

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

Income Taxes

The Company is organized and conducts operations to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code") and to comply with the provisions of the Internal Revenue Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income"), which is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and provided that certain other requirements are met.  Our Taxable Income may substantially exceed or be less than our net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

If the Company does not qualify as a REIT for the tax year ended December 31,2017, we will file as a C corporation and deferred tax assets and liabilities will be established for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for the deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on the available evidence at the time the determination is made. For the tax year ended December 31, 2016, the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets, a valuation allowance should be recorded against our net deferred tax assets.

The Company will be electing to be treated as a REIT for the tax year beginning January 1, 2017 and ending December 31, 2017, and believes that it has been organized and has operated during 2017 in such a manner to meet the qualifications to be treated as a REIT for federal and state income tax purposes.  During 2016, the Company was subject to U.S. federal and state income taxes as it will file income tax returns as a C corporation.  As such, we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company uses a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement.  The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of June 30, 2017.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets will more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur.

As a REIT, the Company will generally not be subject to corporate level federal income taxes on earnings distributed to our stockholders, and therefore may not realize deferred tax assets arising during the Company's pre-2017 periods before the Company became a REIT.  The Company intends to distribut at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2017 and future periods.  Accordingly, the Company has not included any provisions for federal income taxes in the accompanying consolidated financial statements for the three and six months ended June 30, 2017.  The Company owns and rents real estate in various states and municipalities within the United States, and, as a result, the Company or one or more of its subsidiaries may have income or other tax return filing requirements, and may be subject to income or franchise taxes, in state and municipal jurisdictions.

The Company has a net deferred tax asset of $1.6 million which is subject to a full valuation allowance and thus is not recorded on the Company's balance sheet. The deferred tax asset is primarily made up of net operating losses and capitalized acquisition costs which are deducted for books but capitalized for tax. If the Company makes a REIT election, generally the net operating losses will not be available to offset future income. Due to the valuation allowance, the Company's effective rate is approximately 0%.

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

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A shall receive, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock, par value $0.0001 per share, if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2017, there were detachable warrants that may be exercised for 85,740 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential Warrants outstanding at June 30, 2017 became exercisable because of a listing event, and were exercised at the minimum price of $25 per share, gross proceeds to us would be approximately $2.1 million and we would as a result issue an additional 85,740 shares of common stock.

Series 1 Preferred Stock

Each investor in the Series 1 shall receive, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock, par value $0.0001 per share, if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2017, there were detachable warrants that may be exercised for 175,805 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential Warrants outstanding at June 30, 2017 became exercisable because of a listing event, and were exercised at the minimum price of $25 per share, gross proceeds to us would be approximately $4.4 million and we would as a result issue an additional 175,805 shares of common stock.

Real Estate Investments & Industry Outlook

We believe that favorable U.S. Treasury yields and competitive lender spreads have created a generally favorable borrowing environment for real estate purchases in 2016 and 2017.  Given the uncertainty around the world's financial markets, investors have been willing to accept lower yields on U.S. government backed securities, providing Freddie Mac and Fannie Mae with excellent access to investor capital.  During the 4th quarter of 2016, U.S. Treasury rates increased, the Company expects the market to continue to increase US Treasury rates over the next year, which will make it harder to finance the Company's current unencumbered properties or to finance new acquisitions at favorable rates.  Management will continue to look for favorable financing opportunities that will maximize the Company's use of cash, but there can be no assurance that the Company will be able to find favorable rates.

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

Contractual Obligations

As of June 30, 2017, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facilities:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$69,427,000	$4,173,000	$5,914,000	$2,076,000	$57,264,000
Lines of credit:	--	--	--	--	--
Interest	--	--	--	--	--
Principal	17,443,000	17,443,000	--	--	--
Total	$86,870,000	$21,616,000	$5,914,000	$2,076,000	$57,264,000

Contractual obligation table amount does not reflect the unamortized loan issuance costs of approximately $0.9 million for notes payable and approximately $0.2 million for the line of credit as of June 30, 2017.

Subsequent Events

See Note R — Subsequent Events in in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q for a discussion of the various subsequent events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company will file as a C corporation for the tax year ended December 31, 2016, and we concluded that due to our cumulative book losses, a valuation allowance should be recorded against our net deferred tax assets. The Company's Chief Executive Officer and Chief Financial Officer have reevaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures were not effective in detecting the misstatement related to the deferred income tax and related allowance accounts and disclosure. Subsequent to the discovery, we have implemented additional internal controls including modification to our schedules relating to income taxes along with review sign off at all levels for the quarterly review. We believe these additional procedures will be effective going forward. We will continue to monitor these controls on an on-going basis to evaluate their effectiveness.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

On May 19, 2017, the Audit Committee of the Company's Board of Directors engaged RSM US LLP ("RSM") as the Company's independent registered public accounting firm.

During the Company's two most recent fiscal years ended December 31, 2015 and 2016 and the period from January 1, 2017 through May 19, 2017, the Company did not consult with RSM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's consolidated financial statements, and RSM did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the private placement of shares of Series 1, and warrants to acquire the Company's common stock, to accredited investors.  As of June 30, 2017, the Company had raised approximately $4.5 million, net of offering costs, in the Series 1 private placements and had 5,070 Series 1 shares and warrants to acquire  5,070 shares of our common stock issued and outstanding.  The Series 1 preferred stock and warrants have not been registered under the Securities Act of 1933, as amended (the "Securities Act") and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company is relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506(b) of Regulation D promulgated thereunder by the Securities and Exchange Commission (the "SEC"). The Company has filed file a Form D with the SEC in accordance with the requirements of Regulation D.

Use of Offering Proceeds

On October 22, 2015, the Company's registration statement on Form S-11 registering a public offering (No. 333-205893) of up to $550,000,000 in shares of the Company's common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and the Company commenced the initial public offering. The Company offered up to 20,000,000 shares of its common stock to the public in the primary offering at $25.00 per share and continues to offer up to 2,000,000 shares of its common stock pursuant to the distribution reinvestment plan at $25.00 per share. The Company entered into selling agreements with MVP American Securities, LLC ("MVP AS") and other non-affiliated selling agents to distribute shares of the Company's common stock to its clients. . As of December 31, 2016, the Company ceased all selling efforts for the initial public offering but may accept additional subscriptions through June 30, 2017.

As of August 21, 2017, the Company had 2,573,939 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock and 8,904 shares of preferred Series 1 stock for a total of approximately $63.6 Million, less offering costs.

The following is a table of summary of offering proceeds from inception through June 30, 2017:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	2,451,238	61,281,000
DRIP shares	--	41,964	1,049,000
Issuance of preferred stock Series A	2,862	--	2,573,000
Issuance of preferred stock Series 1	5,070	--	4,457,000
Dividend shares	--	66,084	--
Distributions	--	--	(1,713,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from Advisor	--	--	1,147,000
Total	7,932	2,559,286	$67,708,000

From October 22, 2015 through June 30, 2017, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor.  From October 22, 2015 through June 30, 2017, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were $67.7 million.  A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, and our portion of the total purchase price for these parking facilities was approximately $125.9 million, which includes our $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $0.7 million to the Company's stockholders.  The ratio of the costs of raising capital to the capital raised is approximately 1.6%.

Share Repurchase Program

As of June 30, 2017, the Company has not redeemed shares through the share repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECRUITIES

Not applicable

ITEM 4.  MINE AND SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

During the second quarter of 2017, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1(8)	Agreement and Plan of Merger, dated as of May 26, 2017, by and among MVP REIT, Inc., MVP REIT II, Inc., MVP Merger Sub, LLC and MVP Realty Advisors, LLC
3.1(1)	Articles of Amendment and Restatement of MVP REIT II, Inc.
3.2(2)	Bylaws of MVP REIT II, Inc.
3.3(7)	Articles Supplementary of MVP REIT II, Inc., designating 50,000 shares of Series A Convertible Redeemable Preferred Stock
3.3(9)	Articles Supplementary of MVP REIT II, Inc., designating 97,000 shares of Series 1 Convertible Redeemable Preferred Stock
4.1(3)	Form of Subscription Agreement
4.2(4)	Distribution Reinvestment Plan
4.3(5)	Amended and Restated Escrow Agreement, dated October 5, 2015, between MVP REIT II, Inc. and UMB Bank, N.A.
4.4(6)	Second Amended and Restated Escrow Agreement, dated November 30, 2015, by and among MVP REIT II, Inc., MVP American Securities, LLC, and UMB Bank, N.A.
4.5(7)	Form of warrants to acquire the Company's common stock
10.1(8)	Second Amended and Restated Advisory Agreement, dated as of May 26, 2017, by and among MVP REIT II, Inc., MVP REIT II Operating Partnership, LP and MVP Realty Advisors, LLC
10.2(8)	Termination and Fee Agreement, dated as of May 26, 2017, by and among MVP REIT, Inc., MVP REIT II, Inc., MVP Realty Advisors, LLC and MVP REIT II Operating Partnership, LP
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)
The following materials from the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholder's Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

MVP REIT II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and President
Date:	August 21, 2017

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	August 21, 2017