Form 10-Q
period 2017-11-14
MVP REIT II, Inc.
filed 2017-11-15
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes [ X ] No [   ]

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
Emerging growth company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule bib-2 of the Act).

Yes [   ] No [ X ]

As of November 14, 2017, the registrant had 2,612,182 shares of common stock outstanding.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$60,358,000	$28,854,000
Buildings and improvements	78,104,000	24,889,000
Construction in progress	1,263,000	--
	139,725,000	53,743,000
Accumulated depreciation	(1,599,000)	(195,000)
Total investments in real estate, net	138,126,000	53,548,000

Investment in equity method investee	465,000	1,150,000
Investments in cost method investee – held for sale	838,000	836,000
Investments in cost method investee	902,000	936,000
Assets held for sale	--	700,000
Cash	2,589,000	4,885,000
Cash - restricted	5,348,000	100,000
Prepaid expenses	223,000	283,000
Accounts receivable	115,000	208,000
Due from related parties	1,589,000	--
Investments in MVP REIT, Inc.	3,121,000	3,034,000
Investment in DST	2,821,000	--
Other assets	101,000	4,575,000
Total assets	$156,238,000	$70,255,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $0.9 million and $0.1 million as of September 30, 2017 and December 31, 2016, respectively	$76,734,000	$5,318,000
Notes payable - related party	2,100,000	--
Lines of credit, net of unamortized loan issuance costs of approximately $0.2 million as of September 30, 2017 and December 31, 2016, respectively	1,445,000	7,957,000
Accounts payable and accrued liabilities	1,527,000	485,000
Security Deposit	130,000	2,000
Due to related parties	--	575,000
Deferred revenue	253,000	45,000
Total liabilities	82,189,000	14,382,000
Commitments and contingencies	--	--
Equity
MVP REIT II, Inc. Stockholders' Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,876,000 as of September 30, 2017 and none as of December 31, 2016)	--	--
Preferred stock Series 1; $0.0001 par value, 97,000 shares authorized, 13,445 shares issued and outstanding (stated liquidation value of $13,504,000 as of September 30, 2017 and none as of December 31, 2016)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 2,601,537 and 2,301,828 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	--	--
Additional paid-in capital	76,769,000	56,875,000
Accumulated deficit	(11,574,000)	(5,126,000)
Total MVP REIT II, Inc. Shareholders' Equity	65,195,000	51,749,000
Non-controlling interest – related party	8,854,000	4,124,000
Total equity	74,049,000	55,873,000
Total liabilities and equity	$156,238,000	$70,255,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016
Revenues
Base rent income	$2,206,000	$607,000	$6,258,000	$676,000
Percentage rent income	16,000	--	523,000	--
Total revenues	2,222,000	607,000	6,781,000	676,000

Operating expenses
Property taxes	90,000	22,000	279,000	24,000
Property operating expense	273,000	220,000	608,000	238,000
Asset management expense – related party	345,000	51,000	839,000	66,000
General and administrative	400,000	267,000	1,051,000	602,000
Merger costs	824,000	--	1,596,000	--
Acquisition expenses	113,000	529,000	2,156,000	748,000
Acquisition expenses – related party	--	1,011,000	1,710,000	1,427,000
Seminar	--	--	--	6,000
Depreciation	508,000	43,000	1,404,000	46,000
Total operating expenses	2,553,000	2,143,000	9,643,000	3,157,000

Loss from operations	(331,000)	(1,536,000)	(2,862,000)	(2,481,000)

Other income (expense)
Interest expense	(1,297,000)	--	(3,146,000)	(1,000)
Distribution income – related party	75,000	--	174,000	--
Gain from sale of investment in real estate	1,200,000	--	1,200,000	--
Income from investment in equity method investee	2,000	5,000	19,000	9,000
Total other income (expense)	(20,000)	5,000	(1,753,000)	8,000

Net loss	(351,000)	(1,531,000)	(4,615,000)	(2,473,000)
Net income attributable to non-controlling interest – related party	41,000	58,000	269,000	61,000
Net loss attributable to MVP REIT II, Inc.'s stockholders	$(392,000)	$(1,589,000)	$(4,884,000)	$(2,534,000)

Preferred stock distributions declared - Series A	(55,000)	--	(101,000)	--
Preferred stock distributions declared - Series 1	(157,000)	--	(172,000)	--
Net loss attributable to MVP REIT II, Inc.'s common stockholders	(604,000)	(1,589,000)	(5,157,000)	(2,534,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to MVP REIT II, Inc.'s common stockholders - basic and diluted	$(0.24)	$(1.18)	$(2.00)	$(3.30)
Distributions declared per common share	$0.25	$0.27	$0.62	$0.47
Weighted average common shares outstanding, basic and diluted	2,577,514	1,341,769	2,516,496	766,902
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2017
 (Unaudited)
	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest -Related Party	Total
Balance, December 31, 2016	--	$--	2,301,828	$--	$56,875,000	$(5,126,000)	$4,124,000	$55,873,000

Distributions to non-controlling interest	--	--	--	--	--	--	(1,809,000)	(1,809,000)

Issuance of common stock	--	--	196,985	--	4,925,000	--	--	4,925,000

Issuance of common stock – DRIP	--	--	40,153	--	901,000	--	--	901,000

Issuance of preferred Series A	2,862	--	--	--	2,573,000	--	--	2,573,000

Issuance of preferred Series 1	13,445	--	--	--	11,768,000	--	--	11,768,000

Contributions	--	--	--	--	--	--	6,264,000	6,264,000

Consolidation of Houston Preston	--	--	--	--	--	--	6,000	6,000

Distributions - Common	--	--	--	--	(1,564,000)	--	--	(1,564,000)

Distributions – Series A	--	--	--	--	(101,000)	--	--	(101,000)

Distributions – Series 1	--	--	--	--	(172,000)	--	--	(172,000)

Stock dividend	--	--	62,571	--	1,564,000	(1,564,000)	--	--

Net income (loss)	--	--	--	--	--	(4,884,000)	269,000	(4,615,000)
Balance, September 30, 2017	16,307	$--	2,601,537	$--	$76,769,000	$(11,574,000)	$8,854,000	$74,049,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30
	2017	2016
Cash flows from operating activities:
Net Loss	$(4,615,000)	$(2,473,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,404,000	46,000
Gain on sale of investment in real estate	(1,200,000)	--
Income from investment in equity method investee	(19,000)	(9,000)
Distribution from MVP REIT	(122,000)	--
Distribution from DST	(52,000)	--
Amortization of loan costs	335,000	--
Changes in operating assets and liabilities
Cash - Restricted	(5,248,000)	--
Due to related parties	(2,164,000)	9,000
Accounts payable	1,028,000	593,000
Security deposits	298,000	--
Other assets	258,000	--
Deferred revenue	--	17,000
Accounts receivable	93,000	(71,000)
Prepaid expenses	60,000	138,000
Net cash used in operating activities	(9,944,000)	(1,750,000)

Cash flows from investing activities:
Purchase of investment in real estate	(81,200,000)	(36,642,000)
Security deposits	--	(957,000)
Investment for 20% ownership Houston Preston, net of cash in bank account	(1,015,000)	--
Investment in DST	(2,821,000)	--
Building improvements	(1,962,000)	--
Assets held for sale, net of liabilities	623,000	--
Proceeds from Investments	87,000	--
Proceeds from sale of investment in real estate	1,577,000	--
Deposits applied to purchase of investment in real estate	4,216,000	--
Distribution received from investments	237,000	--
Investment in cost method investee	(8,000)	(1,353,000)
Investment in cost method investee – held for sale	(2,000)	(836,000)
Investment in equity method investee	(50,000)	(600,000)
Proceeds from non-controlling interest	5,075,000	--
Net cash used in investing activities	(75,243,000)	(40,388,000)

Cash flows from financing activities
Proceeds from note payable	75,752,000	434,000
Payments on note payable	(1,388,000)	(106,000)
Proceeds from line of credit	32,643,000	--
Loan fees paid	(1,111,000)	--
Payments made on line of credit	(39,526,000)	--
Distribution to non-controlling interest	(1,809,000)	(17,000)
Distribution from investment in equity method investee	--	7,000
Proceeds from issuance of common stock	5,826,000	42,564,000
Proceeds from issuance of preferred stock	14,341,000	--
Dividends paid to stockholders	(1,837,000)	(142,000)
Net cash provided by financing activities	82,891,000	42,740,000
Net change in cash	(2,296,000)	602,000
Cash, beginning of period	4,885,000	2,268,000
Cash, end of period	$2,589,000	$2,870,000

MVP REIT II, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended September 30
	2017	2016
Supplemental disclosures of cash flow information:
Interest Paid	$2,737,000	$--
Non-cash investing and financing activities:
Distributions - DRIP	$901,000	$217,000
Dividend shares	$1,402,000	$--
Dividends declared not yet paid	$235,000	$143,000
Deposits applied to purchase of investment in real estate	$4,216,000	$--
Conversion from debt to preferred shares	$2,000,000	$--
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MVP REIT II, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note A — Organization and Business Operations

MVP REIT II, Inc. (the "Company," "we," "us," or "our") is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes upon the filing of the federal tax return for the year ended December 31, 2017. The Company believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT commencing with the taxable year ending December 31, 2017; however, if the company is unable to meet the REIT qualification for 2017 we will continue to operate as a C corporation for U.S. federal income tax purposes. As of December 31, 2016, the Company ceased all selling efforts for the initial public offering (the "Common Stock Offering") of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering.  As of September 30, 2017, the Company had raised approximately $67.7 million in the Common Stock Offering before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $0.6 million. The Company has also registered $50 million in shares of common stock for issuance pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock at the current price of $25.00 per share.

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

From inception through September 30, 2017, the Company has paid approximately $2.1 million in distributions, including issuing 54,336 shares of its common stock as DRIP shares, issuing 85,358 shares of its common stock as dividend in distributions to the Company's common stockholders and approximately $200,000 in distributions for preferred stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may continue to pay distributions from sources other than cash flow from operations, including proceeds from the Common Stock Offering and other stock sales, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

In October 2016 the Board of Directors appointed a special committee to evaluate liquidity options. After consideration, in January 2017 the special committee of the Board of Directors decided to explore a merger with MVP REIT, Inc. ("MVP REIT"). On May 26, 2017, the Company, MVP REIT, MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Merger Sub"), and MVP Realty Advisors, LLC, the Company's and MVP REIT's external advisor (the "Advisor"), entered into an agreement and plan of merger (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, MVP REIT will merge with and into Merger Sub (the "Merger"), with Merger Sub surviving the Merger (the "Surviving Entity"), such that following the Merger, the Surviving Entity will continue as a wholly owned subsidiary of the Company.  On September 27, 2017, the stockholders of MVP REIT approved the Merger Agreement and the parties are currently in the process of satisfying the remaining conditions to completion of the merger.

See Note P- Merger for additional information.

Capitalization

As of September 30, 2017, the Company had 2,601,537 shares of common stock issued and outstanding. During the nine months ended September 30, 2017, the Company had received consideration of approximately $4.9 million for the issuance of its common stock in connection with the Common Stock Offering.  In connection with its formation, the Company sold 8,000 shares of common stock to the Sponsor for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series A") The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company's common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  The Company raised approximately $2.6 million, net of offering costs, in the Series A private placement and has 2,862 Series A shares issued and outstanding.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the "Series 1"). On April 7, 2017 the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company's common stock to accredited investors.  As of September 30, 2017, the Company had raised approximately $11.8 million, net of offering costs, in the Series 1 private placements and had 13,445 Series 1 shares issued and outstanding. The Company continues to raise additional funds through a private placement of Series 1 Convertible Redeemable Preferred Stock.

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

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 5.0% of the weighted average number of shares of common stock outstanding during the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by the Company's board of directors; provided however, that the above volume limitations shall not apply to repurchases requested in connection with the death or qualifying disability of a stockholder.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Redemption requests other than those made in connection with the death or disability (as defined in the Internal Revenue Code of 1986, as amended (the "Code") of a stockholder will continue to be repurchased as of March 31st, June 30th, September 30th and December 31st of each year in accordance with the terms of the SRP.  As of September 30, 2017, there were no shares eligible for redemption (other than in connection with a death or disability of a stockholder).

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

West 9th Street Properties II, LLC	Cleveland Lincoln Garage, LLC
MVP San Jose 88 Garage, LLC	MVP Houston Jefferson Lot, LLC**
MCI 1372 Street, LLC	MVP Houston Preston Lot, LLC *
Cincinnati Race Street, LLC	MVP Houston San Jacinto Lot, LLC
St. Louis Washington, LLC	MVP Detroit Center Garage, LLC
St. Paul Holiday Garage, LLC	St Louis Broadway, LLC
Louisville Station Broadway, LLC	St Louis Seventh & Cerre, LLC
White Front Garage Partners, LLC	MVP Preferred Parking, LLC

* Entity is consolidated with the Company starting May 1, 2017.  See Note E Related Party Transactions for additional information.

** See Note M – Gain on Sale of Investment in Real Estate for additional information

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

Concentration

During the last week of August 2017, Houston Texas experienced major flooding due to Hurricane Harvey.  This resulted in limited access to the Houston area and a shutdown of most business and government operations.  Our parking garage and parking lots located in Houston, TX experienced minimal damage during this time; however, the company is still assessing the long-term impact.  As of September 30, 2017, we have not seen a reduction in the base rent from our operator, who will continue to operate these locations under the terms of the current leases.

The Company had eight parking tenants as of September 30, 2017 and four parking tenants as of September 30, 2016. One tenant, Standard Parking + ("SP+"), represented a 61.3% concentration for the nine months ended September 30, 2017, in regards to parking rental revenue.  Below is a table that summarizes parking rent by tenant:

	For the Nine Months Ended September 30,
Parking Tenant	2017	2016
SP +	61.3%	60.3%
iPark Services	10.3%	0.0%
Premier Parking	8.1%	0.0%
Interstate Parking	6.0%	17.3%
St. Louis Parking	4.1%	0.0%
Lanier Parking	4.0%	0.0%
ABM	3.9%	17.4%
Riverside Parking	2.3%	5.0%
Grand Total	100.0%	100.0%

In addition, the Company had concentrations in various cities based on parking rental revenue for the nine months ended September 30, 2017 and 2016, as well as concentrations in various cities based on the real estate we owned as of September 30, 2017 and December 31, 2016.  The below tables summarize this information by city.

City Concentration for Parking Rent
	For the Nine Months Ended September 30,
	2017	2016
Detroit	49.5%	0.0%
Cleveland	12.0%	47.4%
Nashville	8.5%	0.0%
St Paul	6.3%	17.3%
St Louis	6.2%	9.8%
Houston	6.1%	0.0%
San Jose	4.4%	10.8%
Cincinnati	3.9%	6.6%
Louisville	2.4%	5.0%
Canton	0.7%	3.1%
Grand Total	100.0%	100.0%

Real Estate Concentration by City
Based on the Company's Ownership %
	As of
	September 30, 2017	December 31, 2016
Detroit	34.1%	0.0%
Houston	20.2%	10.5%
St Louis	11.2%	5.7%
Cleveland	9.1%	22.2%
Nashville	7.1%	17.4%
St Paul	6.4%	15.5%
Cincinnati	3.5%	8.5%
San Jose	2.8%	6.8%
Louisville	2.4%	5.8%
Minneapolis	1.6%	3.8%
Bridgeport	0.6%	1.4%
Canton	0.5%	1.3%
Denver	0.5%	1.1%
Grand Total	100.0%	100.0%

Acquisitions

The Company records the acquired tangible and intangible assets and assumed liabilities of acquisitions of all operating properties and those development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date. The Company assesses and considers fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that the Company deems appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, construction in progress and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any. Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred within operating expenses in the consolidated statement of operations. During the three months and nine months ended September 30, 2017, the Company expensed approximately $0 and $1.7 million in related party acquisition costs, respectively. The Company also had $0.1 million and $2.1 million of non-related party acquisition costs, respectively, for the purchase of an interest in four properties (see Note I – Acquisitions). During the three and nine months ended September 30, 2016, the Company expensed approximately $1.0 million and $1.4 million, respectively, in related party acquisition costs. The Company also expensed $0.5 million and $0.7 million in non-related party acquisition costs for the three and nine months ended September 30, 2016.  The Company's acquisition expenses are directly related to the Company's acquisition activity and if the Company's acquisition activity was to increase or decrease, so would the Company's acquisition costs.

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

Cash

Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions with the majority of its cash at KeyBank. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit up of $250,000.  As of September 30, 2017 and December 31, 2016, the Company had approximately $1.2 million and $3.4 million, respectively, in excess of the federally insured limits. As of September 30, 2017, the Company has not experienced any losses on cash deposits.

Restricted Cash

Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums, and other amounts required to be escrowed pursuant to loan agreements.

Revenue Recognition

The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company's leases will provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.  Percentage rents will be recorded when earned and certain thresholds have been met.

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

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred. During the three and nine months ended September 30, 2017 and 2016, the Company had no advertising costs.

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

If the Company does not qualify as a REIT for the tax year ended December 31, 2017, we will file as a C corporation and deferred tax assets and liabilities will be established for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for the deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on the available evidence at the time the determination is made. For the tax year ended December 31, 2016, the Company did not realize the benefits of its deferred tax assets, a valuation allowance was recorded against our net deferred tax assets.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three and nine months ended September 30, 2017 and 2016.

There is a potential for dilution from the Company's Series A Convertible Redeemable Preferred Stock which may be converted into the Company's common stock at any time beginning upon the earlier of (i) 90 days after the occurrence of a listing event or (ii) the second anniversary of the final closing of the offering (whether or not a listing event has occurred).  As of September 30, 2017, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding.

There is a potential for dilution from the Company's Series 1 Convertible Redeemable Preferred Stock which may be converted into the Company's common stock at any time beginning upon the earlier of (i) 45 days after the occurrence of a listing event or (ii) April 7, 2019 (whether or not a listing event has occurred). As of September 30, 2017, there were 13,445 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding.

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

Reclassifications

Amounts listed in connection with certain expense accounts on the condensed consolidated statements of operations in the 2016 have been reclassified to conform to the September 30, 2017 presentation.

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

On October 27, 2016, the Company filed a Form 8-K announcing, among other things, an amendment to the SRP providing for participation in the SRP by any holder of the Company's Series A Convertible Redeemable Preferred Stock, or any future board-authorized series or class of preferred stock that is convertible into common stock of the Company.  Under the amendment, which became effective on November 26, 2016, a preferred stock holder may participate in the SRP by converting its preferred stock into common stock of the Company, and submitting such common shares for repurchase. The time period, for purposes of determining how long such stockholder has held the common shares submitted for repurchase, begins as of the date such preferred stockholder acquired the underlying preferred shares that were converted into common shares and submitted for repurchase.

The board of directors may, in its sole discretion, terminate, suspend or further amend the share repurchase program upon 30 days' written notice without stockholder approval if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the stockholders.  Among other things, we may amend the plan to repurchase shares at prices different from those described above for the purpose of ensuring the Company's dividends are not "preferential" for incomes tax purposes.  Any notice of a termination, suspension or amendment of the share repurchase program will be made via a report on Form 8-K filed with the SEC at least 30 days prior to the effective date of such termination, suspension or amendment.  The board of directors may also limit the amounts available for repurchase at any time in its sole discretion.  Notwithstanding the foregoing, the share repurchase program will terminate if the shares of common stock are listed on a national securities exchange.  As of September 30, 2017, no shares are eligible for redemption (other than in connection with a death or disability of a stockholder).

Distribution Reinvestment Plan

Pursuant to the DRIP stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. We have issued a total of 54,336 shares of common stock under the DRIP as of September 30, 2017. The DRIP program is currently suspended in connection with the merger.

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

Note C — Commitments and Contingencies

Litigation

The nature of our business exposes our properties, us and our operating partnership to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

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

Note D – Investments in Real Estate

As of September 30, 2017, the Company had the following Investments in Real Estate that were consolidated on our balance sheet:

Property	Location	Date Acquired	Investment Amount	Parking Tenant	Lease Commencement Date
MVP San Jose 88 Garage, LLC	San Jose, CA	6/15/2016	$3,824,000	Lanier Parking	3/01/2017
MCI 1372 Street, LLC	Canton, OH	7/8/2016	$700,000	ABM	7/8/2016
MVP Cincinnati Race Street Garage, LLC	Cincinnati, OH	7/8/2016	$5,408,000	SP +	9/1/2016
MVP St. Louis Washington, LLC	St Louis, MO	7/18/2016	$3,000,000	SP +	7/21/2016
MVP St. Paul Holiday Garage, LLC	St Paul, MN	8/12/2016	$8,310,000	Interstate Parking	8/12/2016
MVP Louisville Station Broadway, LLC	Louisville, KY	8/23/2016	$3,107,000	Riverside Parking	8/23/2016
Cleveland Lincoln Garage Owners, LLC	Cleveland, OH	10/19/2016	$7,412,000	SP +	10/25/2016
MVP Houston San Jacinto Lot, LLC	Houston, TX	11/22/2016	$3,250,000	iPark Services	12/1/2016
MVP Houston Preston Lot, LLC	Houston, TX	11/22/2016*	* $2,820,000	iPark Services	12/1/2016
White Front Garage Partners, LLC	Nashville, TN	9/30/2016	$11,672,000	Premier Parking	10/1/2016
West 9th Street Properties II, LLC**	Cleveland, OH	5/11/2016	$5,733,000	SP +	5/11/2016
33740 Crown Colony, LLC**	Cleveland, OH	5/17/2016	$3,050,000	SP +	5/17/2016
MVP Detroit Center Garage, LLC	Detroit, MI	01/10/2017	$55,139,000	SP +	2/1/2017
St Louis Broadway, LLC	St Louis, MO	02/01/2017	$2,400,000	St Louis Parking Co	2/1/2017
St Louis Seventh & Cerre, LLC	St Louis, MO	02/01/2017	$3,300,000	St Louis Parking Co	2/1/2017
MVP Preferred Parking, LLC	Houston, TX	6/29/2017	$20,600,000	iPark Services	8/01/2017
			$139,725,000

* During April 2017, MVP REIT reduced its ownership interest in MVP Houston Preston Lot from 80% to 40%, by selling a portion of its ownership to the Company for $1.12 million. This transaction was completed at par value with no fees paid and no gain or loss recorded by MVP REIT or the Company. Our ownership interest in MVP Houston Preston Lot increased from 20% to 60% and we have been considered the controlling party starting May 1, 2017.

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

Ownership of Company Stock

During May 2017, VRM II acquired approximately 35,000 shares of our stock from third party investors in exchange for various trust deed investments. During the nine months ended September 30, 2017, VRM II received approximately $11,900 in distributions in accordance with the Company's DRIP program.

As of September 30, 2017, the Company's Sponsor owned 8,839 shares and VRM II owned 41,435 shares of the Company's outstanding common stock.

Ownership of MVP REIT

On November 5, 2016, the Company purchased 338,409 shares of MVP REIT common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the three and nine months ended September 30, 2017, MVP REIT paid the Company, approximately $23,000 and $122,000, respectively, in stock distributions and in addition the Company received 2,544 common shares of MVP REIT common shares in accordance with their DRIP program.

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

As of September 30, 2017 MVP REIT owed the Company $1.5 million, related to various acquisitions and ongoing operations.

Ownership of the Advisor

VRM I and VRM II own 40% and 60%, respectively, of the Advisor. Neither VRM I nor VRM II paid any up-front consideration for these ownership interests, but each agreed to be responsible for its proportionate share of future expenses of the Advisor. The operating agreement of the Advisor provides that once VRM I and VRM II have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor's behalf, or capital investment, and once they have received an annualized return on their capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.

Note Payable to the Advisor

On June 29, 2017, the Advisor entered into an agreement with the Company to loan the principal amount of $2.1 million to the Company ("Loan Agreement") for the purchase of the Houston Systems Lot.  The terms of this 1-year Loan Agreement includes an annual interest rate of 5% with no penalty for prepayment. Interest and principal are due upon maturity.

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

The Company's sponsor or its affiliates also paid non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses, subject to the total underwriting compensation limitation set forth below.  Such due diligence expenses were approximately 1.25% to 2.00% of total offering proceeds. Such commissions and fees were paid by the Company's sponsor or its affiliates (other than the Company) without any right to seek reimbursement from the Company.

Fees Paid in Connection with the Offering – Preferred Stock

In connection with the private placement of the Series A and Series 1 preferred stock, the Company may pay selling commissions of up to 6.0% of gross offering proceeds from the sale of shares in the private placements, including sales by affiliated and non-affiliated selling agents.  During the three and nine months ended September 30, 2017, the Company paid approximately $0.7 million and $1.3 million, respectively, in selling commissions, of which 0.2 million and $0.3 million, respectively, were paid to affiliated selling agents.

The Company may pay non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses of up to 2.0% of gross offering proceeds. The Company may also pay a dealer manager fee to MVP American Securities of up to 2.0% of gross offering proceeds from the sale of the shares in the private placements as compensation for acting as dealer manager.  During the three and nine months ended September 30, 2017, the Company paid approximately $0.2 million and $0.3 million, respectively, to MVP American Securities as compensation.

Fees Paid in Connection with the Operations of the Company

The Advisor or its affiliates will receive an acquisition fee of 2.25% of the purchase price of any real estate provided, however, the Company will not pay any fees when acquiring loans from affiliates.  During the three and nine months ended September 30, 2017, approximately zero and $1.7 million, respectively, in acquisition fees had been earned by the Advisor. During the three and nine months ended September 30, 2016, approximately $1.0 million and $1.4 million, respectively, in acquisition fees had been earned by the Advisor.

The Advisor or its affiliates can be reimbursed for actual expenses paid or incurred in the investment.  During the three and nine months ended September 30, 2017 and 2016, no acquisition expenses had been reimbursed to the Advisor.

The Advisor or its affiliates will receive a monthly asset management fee at an annual rate equal to 1.0% of the cost of all assets then held by the Company, or the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. The Company will determine the Company's NAV, on a date not later than the Valuation Date.  Following the Valuation Date, the asset management fee will be based on the value of the Company's assets rather than their historical cost. Asset management fees for the three and nine months ended September 30, 2017 were approximately $0.3 million and $0.8 million, respectively. Asset management fees for the three and nine months ended September 30, 2016 were approximately $51,000 and $66,000, respectively.

The Company will reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that we will not reimburse the Advisor for any amount by which the Company's operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which we make the Company's first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company's independent directors.  We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company's executive officers. In addition, we will not reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items.  During the three and nine months ended September 30, 2017 and 2016, no operating expenses have been reimbursed to the Advisor.

In connection with the merger, the Advisory Agreement with MVP Realty Advisor will be amended effective at the closing of the merger to eliminate all fees except a 1.1% asset management fee, which will be limited to $2.0 million per year until the merged company:
•	holds assets with an Appraised Value equal to or in excess of $500,000,000 or,
•
the Company reports AFFO per share of Company Common Stock equal to or greater than the $0.3125 per share for two consecutive quarters, on a fully diluted basis at which time all fees subordinated will be paid.

In connection with the merger, pursuant to the Termination Agreement, at the effective time of the Merger, the Advisory Agreement, dated September 25, 2012, as amended, among MVP REIT and the Advisor will be terminated and the Company will pay the Advisor an Advisor Acquisition Payment (as such term is defined in the Termination Agreement) of approximately $3.6 million, subject to adjustment in the event that additional properties are acquired by MVP REIT prior to closing, which shall be the only fee payable to the Advisor in connection with the Merger.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

For substantial assistance in connection with the sale of investments, as determined by the independent directors, we will pay the Advisor or its affiliate the lesser of (i) 3.0% of the contract sale price of each real estate-related secured loan or other real estate investment or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, may not exceed either the customary commission or an amount equal to 6.0% of the contract sales price. The disposition fee will be paid concurrently with the closing of any such disposition of all or any portion of any asset.  During the three and nine months ended September 30, 2017 and 2016, no disposition fees have been earned by the Advisor.

After the Company's stockholders have received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return, then the Company's Advisor will be entitled to receive 15.0% of the remaining proceeds. We will pay this subordinated performance fee only upon one of the following events: (i) if the Company's shares are listed on a national securities exchange; (ii) if the Company's assets are sold or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which the Company's investors receive cash or publicly-traded securities in exchange for their shares; or (iv) upon termination of the Company's advisory agreement. During the three and nine months ended September 30, 2017 and 2016, no subordinated performance fees have been earned by the Company's Advisor.

Upon completion of the merger of MVP REIT and the Company these fees will be terminated.

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

Note G — Stock-Based Compensation

Long-Term Incentive Plan

The Company's board of directors has adopted a long-term incentive plan which we may use to attract and retain qualified directors, officers, employees, and consultants. The Company's long-term incentive plan will offer these individuals an opportunity to participate in the Company's growth through awards in the form of, or based on, the Company's common stock. We currently anticipate that we will not issue awards under the Company's long-term incentive plan, although we may do so in the future, including possible equity grants to the Company's independent directors as a form of compensation.

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

We have authorized and reserved an aggregate maximum number of 500,000 common shares for issuance under the long-term incentive plan. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

Our board of directors may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by our board of directors and stockholders, unless extended or earlier terminated by our board of directors. Our board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. Our board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the long-term incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the three and nine months ended September 30, 2017 and 2016, no grants have been made under the long-term incentive plan.

Note H – Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. The Company does not expect adoption of ASU 2014-09 to have a material effect on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by this ASU. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect adoption of ASU 2016-01 to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted.  We have determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases. The Company is currently evaluating whether or not the adoption of ASU 2014-09 will have a material effect on the Company's consolidated financial statements.

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

In May 2017, the FASB issued Accounting Standards Update ASU 2017-09, Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting.  The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company does not expect adoption of ASU 2017-09 to have a material effect on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of ASU 2017-12 is to expand hedge accounting for both financial (interest rate) and commodity risks, and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact that the implementation of ASU 2017-12 will have on the Company's financial statements.

Note I – Acquisitions

The following table is a summary of the acquisitions for the nine months ended September 30, 2017.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail /Office Square Ft.	Cash Consideration	Ownership %
MVP Detroit Center Garage	Detroit, MI	01/10/2017	Garage	1,275	8.78	N/A	$55,000,000	80%
St Louis Broadway, LLC	St Louis, MO	02/01/2017	Lot	161	0.96	N/A	$2,400,000	100%
St Louis Seventh & Cerre, LLC	St Louis, MO	02/01/2017	Lot	174	1.20	N/A	$3,300,000	100%
MVP Preferred Parking, LLC	Houston, TX	06/29/2017	Garage & Lot	521	1.0	784	$20,500,000	100%

	Assets
	Land and Improvements	Building and improvements	Total assets acquired
MVP Detroit Center Garage	$7,000,000	$48,000,000	$55,000,000
St Louis Broadway, LLC	2,400,000	--	2,400,000
St Louis Seventh & Cerre, LLC	3,300,000	--	3,300,000
MVP Preferred Parking, LLC	15,800,000	4,700,000	20,500,000
	$28,500,000	$52,700,000	$81,200,000

The following table of results of operations of the acquired properties for the three and nine months ended September 30, 2017:

	Three Month Ended 9/30/2017		Nine Month Ended 9/30/2017
	Total Revenues	Net Income	Total Revenues	Net Income
2017 acquisitions	$1,271,000	$263,000	$3,743,000	$664,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2017 and 2016, and assumes that the acquisitions were completed as of January 1, 2016.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues from continuing operations	$2,222,000	$1,933,000	$7,693,000	$4,653,000
Net income (loss) available to common stockholders	$(392,000)	$(307,000)	$(4,104,000)	$1,311,000
Net income (loss) available to common stockholders per share – basic	$(0.15)	$(0.23)	$(1.63)	$1.71
Net income (loss) available to common stockholders per share – diluted	$(0.15)	$(0.23)	$(1.63)	$1.71

Note J — Line of Credit

On October 5, 2016, the Company, through its Operating Partnership, and MVP REIT, (the "REITs") through a wholly owned subsidiary (the "Borrowers"), entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ('KeyBank") as the administrative agent and KeyBank Capital Markets ("KeyBank Capital Markets") as the lead arranger.  Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which may be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility has an initial term of two years, maturing on October 5, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee.  The Unsecured Credit Facility has an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility are interest only and are due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement. As of September 30, 2017 the interest rate was 3.49%.

As of September 30, 2017, the Borrowers had one property listed on the line of credit, which provided an available draw of approximately $2.2 million, and had drawn approximately $2.0 million, of which our portion of the current draw was approximately $0, based on our pro-rata ownership of the properties listed on the line of credit. Based on the one property on the line of credit as of September 30, 2017, the REITs had an additional available draw of approximately $0.2 million. For the three and nine months ended September 30, 2017, we expensed approximately $34,000 and $220,000, respectively, in interest expense. For the three and nine months ended September 30, 2017, we expensed approximately $9,000 and $18,400, respectively, in unused line fees associated with our draw. Total loan amortization cost for the three and nine months ended September 30, 2017 were $62,000 and $189,000, respectively.

On June 26, 2017, the Company and MVP REIT (together, the "REITs"), each through a wholly owned subsidiary, MVP REIT II Operating Partnership, LP and MVP Real Estate Holdings, LLC (together, the "Borrowers"), entered into a credit agreement (the "Working Capital Credit Agreement") with KeyBank, National Association ("KeyBank") as the administrative agent and KeyBanc Capital Markets ("KeyBanc Capital Markets") as the lead arranger.  Pursuant to the Working Capital Credit Agreement, the Borrowers were provided with a $6.0 million credit facility (the "Total Commitment"), which may be increased up to $10 million, in minimum increments of $1 million.  The Total Commitment had an initial term of six months, maturing on December 26, 2017. In October 2017, this was extended to March 31, 2018.  The Working Capital Credit Agreement has an interest rate calculated based on LIBOR Rate plus 4.5% or Base Rate plus 3.5%, both as provided in the Working Capital Credit Agreement.  The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Working Capital Credit Facility require 100% of the net proceeds of all capital events and equity issuances by the REITs within 5 business days of receipt.  The obligations of the Borrowers of the Unsecured Credit Agreement are joint and several.  The REITs have entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement. As of September 30, 2017 the interest rate was 5.73%.

As of September 30, 2017, the balance on the Working Capital Credit Facility was approximately $1.5 million (net of unamortized loan costs), of which our portion of the current draw was approximately $1.5 million. As of September 30, 2017, the REITs had an additional available draw of approximately $4.4 million. The Company used net proceeds from the private placement of the Series 1 Convertible Redeemable Preferred Stock to paydown the $1.5 million in October 2017. For the three and nine months ended September 30, 2017, we expensed approximately $49,000 in interest expense. For the three and nine months ended September 30, 2017, we expensed approximately $1,600 in unused line fees associated with our draw. Total loan amortization cost for the three and nine months ended September 30, 2017 were $50,000 and $53,000, respectively.

Note K — Notes Payable and Notes Payable Related Party

As of September 30, 2017, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 9/30/2017	Lender	Term	Interest Rate	Loan Maturity
MVP Realty Advisors	$2,100,000	--	$2,100,000	MVP Realty Advisors	1 Year (I/O)	5.00%	6/30/2018
West 9th Properties II, LLC	$5,300,000	$30,000	$5,192,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$31,112,000	Bank of America	10 year	5.52%	2/1/2027
MVP San Jose 88 Garage, LLC	$2,200,000	Interest Only	$2,200,000	Owens Realty Mortgage, Inc.	2 year (I/O)	7.75%	1/15/2019
MVP Cincinnati Race Street Garage, LLC	$3,000,000	Interest Only	$3,000,000	Moonshell, LLC	3 Months (I/O)	9.00%	1/10/2018
MVP St Louis Washington, LLC	$1,380,000	Interest Only	$1,380,000	KeyBank	10 year (2 year I/O)	4.90%	5/1/2027
St Paul Holiday Garage, LLC	$4,132,000	Interest Only	$4,132,000	KeyBank	10 year (2 year I/O)	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC	$3,999,000	Interest Only	$3,999,000	KeyBank	10 year (2 year I/O)	4.90%	5/1/2027
Louisville Broadway Station, LLC	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate (CCRE)	10 year (I/O)	5.03%	5/6/2027
Whitefront Garage, LLC	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate (CCRE)	10 year (I/O)	5.03%	5/6/2027
MVP Houston Preston Lot, LLC	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate (CCRE)	10 year (I/O)	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate (CCRE)	10 year (I/O)	5.03%	5/6/2027
St. Louis Broadway, LLC	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate (CCRE)	10 year (I/O)	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC	$2,058,000	Interest Only	$2,058,000	Cantor Commercial Real Estate (CCRE)	10 year (I/O)	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year	5.02%	8/1/2027
Less unamortized loan issuance costs			($923,000)
			$78,834,000

Total interest expense incurred for the three and nine months ended September 30, 2017 was approximately $1.1 million and $2.7 million, respectively. Total interest expense incurred for the nine months ended September 30, 2016 was approximately $1,000.  There was no interest expense for the three months ended September 30, 2016.

Total loan amortization cost for the three and nine months ended September 30, 2017 was approximately $0.2 and $0.4 million, respectively. During the three and nine months ended September 30, 2010 there were no loan amortization cost.

As of September 30, 2017, future principal payments on the notes payable are as follows:

2017	$173,000
2018	8,032,000
2019	882,000
2020	1,008,000
2021	1,068,000
Thereafter	68,594000
Less unamortized loan issuance costs	(923,000)
Total	$78,834,000

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

Note M — Gain on Sale of Investment in Real Estate

During September 2017, we sold one property listed as held for sale for $2.0 million. The Company acquired the property on November 22, 2016 and recorded at the fair value based on an appraisal.  During March 2017, Houston Jefferson entered into a purchase and sale agreement to sell the property "as is" to a third party for approximately $2.0 million.  During May 2017, this purchase and sale agreement was cancelled.  During May and June, another unsolicited third party expressed interest in purchasing the property for $2.0 million and during July 2017, the Company entered into a purchase and sale agreement with this third party which closed on September 20, 2017. As a result of the sale the Company recorded a gain of approximately $1.2 million.

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

Concurrently with the acquisition of the Property, MVP St. Louis obtained a first mortgage loan from Cantor Commercial Real Estate Lending, L.P, or St. Louis Lender, in the principal amount of $6,000,000, with a 10-year, interest-only term at a fixed interest rate of 5.25%, resulting in an annual debt service payment of $315,000, or St. Louis Loan.  MVP St. Louis used the Company's investment to fund a portion of the purchase price for the Property.  The remaining equity portion was funded through short-term investments by Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc., both of which are affiliates of MVP Realty Advisors, LLC, the external advisor to the Company, or MVP Realty, pending the private placements of additional beneficial interest in MVP St. Louis exempt from registration under the Securities Act of 1933, as amended. Vestin Realty Mortgage II, Inc. and Michael V. Shustek, our Chairman and Chief Executive Officer, provided non-recourse carveout guaranties of the loan and environmental indemnities of St. Louis Lender.

Also concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease, or St. Louis Master Lease, with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of MVP Realty, as tenant, or St. Louis Master Tenant.  St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC.  The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold.  The Company will be entitled to its proportionate share of the rent payments based on its ownership interest.  Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses.  Distributions to the Company, for the 3 months ended September 30, 2017, totaled $52,000.

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

September 30, 2017
(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,350,000
Cash	37,000
Cash - restricted	3,000
Due from related party	9,000
Total assets	$11,399,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance cost of $65,734.77	$5,934,000
Accounts payable and accrued liabilities	27,000
Total liabilities	5,961,000
Equity
Shareholders' Equity
Member's equity	6,547,000
Unsold equity (bridged by Vestin Realty Mortgage II, Inc)	203,000
Offering costs	(1,312,000)
Accumulated earnings	138,000
Distributions to members	(138,000)
Total equity	5,438,000
Total liabilities and equity	$11,399,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the three months ended September 30, 2017	For the period from May 31, 2017 (inception) to September 30, 2017
Revenu	$182,000	$243,000
Expenses	79,000	105,000
Net income	$103,000	$138,000

Note O – Investment in Equity Method Investee

Denver 1935 Sherman

On February 12, 2016, the Company along with MVP REIT, through MVP Denver 1935 Sherman, LLC ("MVP Denver"), a Nevada limited liability company owned 24.49% by the Company and 75.51% by MVP REIT, closed on the purchase of a parking lot for approximately $2.4 million in cash, of which the Company's share was approximately $0.6 million.  The parking lot is located at 1935 Sherman Avenue, Denver, Colorado (the "Denver parking lot").  The Denver parking lot consists of approximately 18,765 square feet and has approximately 72 parking spaces.  The Denver parking lot is leased by SP Plus Corporation, a national parking operator, under a net lease agreement where MVP Denver is responsible for property taxes and SP Plus Corporation pays for all insurance and maintenance costs.  SP Plus Corporation pays annual rent of $120,000.  In addition, the lease provides percentage rent with MVP Denver receiving 70% of gross receipts over $160,000. The term of the lease is for 10 years.

Houston Preston Lot

On November 22, 2016, the Company and MVP REIT, through MVP Houston Preston Lot, LLC, a Delaware limited liability company ("MVP Preston"), an entity wholly owned by the Company, closed on the purchase of a parking lot consisting of approximately 46 parking spaces, located in Houston, Texas, for a purchase price of $2.8 million in cash plus closing costs, of which our portion was $560,000.  We hold a 20% ownership interest in Houston Preston, while MVP REIT holds an 80% ownership interest in Houston Preston.  The parking lot is under a 10-year lease with iPark Services LLC ("iPark"), a regional parking operator, under a modified net lease agreement where MVP Preston is responsible for property taxes above a $38,238 threshold, and iPark pays for insurance and maintenance costs.  iPark pays annual rent of $228,000.  In addition, the lease provides percentage rent with MVP Preston receiving 65% of gross receipts over $300,000. The term of the lease is for 10 years.

During April 2017, the company increased their ownership interest in the MVP Houston Preston Lot from 20% to 60%, by purchasing $1.12 million of MVP REIT ownership and will now be considered the controlling party.

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	September 30, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
ASSETS
Investments in real estate and fixed assets	$2,438,000	$2,438,000
Cash	234,000	51,000
Cash - restricted	337,000	--
Total assets	$3,009,000	$2,489,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance cost	$735,000	$--
Due to related party	318,000	--
Accounts payable and accrued liabilities	117,000	36,000
Total liabilities	1,170,000	36,000
Equity
Shareholders' Equity
Additional paid-in capital	1,294,000	1,802,000
Retained Earnings	103,000	64,000
Total Shareholders' Equity	1,397,000	1,866,000
Non-controlling interest	442,000	587,000
Total equity	1,839,000	2,453,000
Total liabilities and equity	$3,009,000	$2,489,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Rental revenue	$30,000	$30,000	$90,000	$76,000
Expenses	(22,000)	(9,000)	(52,000)	(32,000)
Net income	$8,000	$21,000	$38,000	$44,000

Note P – Merger

As previously announced, on May 26, 2017, the Company, MVP REIT Inc., a Maryland corporation ("MVP REIT"), MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Merger Sub"), and MVP Realty Advisors, LLC, the Company's and MVP REIT's external advisor (the "Advisor"), entered into an agreement and plan of merger (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, MVP REIT will merge with and into Merger Sub (the "Merger"), with Merger Sub surviving the Merger (the "Surviving Entity"), such that following the Merger, the Surviving Entity will continue as a wholly owned subsidiary of the Company. The Merger is intended to qualify as a "reorganization" under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code").  The combined company will be renamed "The Parking REIT, Inc."

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

The Merger Agreement contains customary covenants, including covenants prohibiting MVP REIT and its subsidiaries and representatives from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the Merger Agreement, during the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York City time on July 10, 2017 (the "Go Shop Period End Time"), MVP REIT (through the MVP REIT special committee and its representatives) was permitted to initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions.  From May 30, 2017, through July 10, 2017, in connection with the ''go shop'' process provided for under the Merger Agreement, Robert A. Stanger & Co., Inc., ("Stanger") contacted approximately 78 parties, which the MVP I Special Committee and Stanger believed had the financial ability and potential strategic interest in reviewing the opportunity, to solicit their interest in a possible alternative transaction with MVP REIT. Stanger and Venable, LLP negotiated with 12 parties with regard to signing a confidentiality agreement of which 8 confidentiality agreements were executed. No bids were received prior to the July 10, 2017 Go Shop Period End Time.

Pursuant to the Merger Agreement, the board of directors of the Company (the "Company Board") will, effective as of the effective time of the Merger, increase the number of directors comprising the Company Board to eight and Nicholas Nilsen, Robert J. Aalberts and Shawn Newson, previous Directors of MVP REIT, will be elected to the Company Board.

As previously announced, the stockholders of MVP REIT have approved the Merger and the Merger Agreement at the special meeting of stockholders of MVP REIT held on September 27, 2017.  The completion of the Merger remains subject to receipt of certain third party consents and satisfaction of other customary closing conditions.

Amended and Restated Advisory Agreement

Concurrently with the entry into the Merger Agreement, on May 26, 2017, the Company, MVP REIT II Operating Partnership, LP and the Advisor entered into the Second Amended and Restated Advisory Agreement (the "Second Amended and Restated Advisory Agreement"), which will become effective at the effective time of the Merger.  The Second Amended and Restated Advisory Agreement will amend the Company's existing advisory agreement, dated October 5, 2015 (the "Original Agreement"), to provide for, among other amendments, (i) elimination of acquisition fees, disposition fees and subordinated performance fees and (ii) the payment of an asset management fee by the Company to the Advisor calculated and paid monthly in an amount equal to one-twelfth of 1.1% of the (a) cost of each asset then held by the Company, without deduction for depreciation, bad debts or other non-cash reserves, or (b) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement excluding (only for clause (b)) debt financing on the investment.  Pursuant to the Second Amended and Restated Advisory Agreement, the asset management fee may not exceed $2,000,000 per annum (the "Asset Management Fee Cap") until the earlier of such time, if ever, that (i) the Company holds assets with an Appraised Value (as defined Second Amended and Restated Advisory Agreement) equal to or in excess of $500,000,000 or (ii) the Company reports AFFO (as defined in the Second Amended and Restated Advisory Agreement) equal to or greater than $0.3125 per share of Company Common Stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of the Company Common Stock) (the "Per Share Amount") for two consecutive quarters, on a fully diluted basis.  All amounts of the asset management fee in excess of the Asset Management Fee Cap, plus interest thereon at a rate of 3.5% per annum, will be due and payable by the Company no later than ninety (90) days after the earlier of the date that (i) the Company holds assets with an Appraised Value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO per share of Company Common Stock equal to or greater than the Per Share Amount for two consecutive quarters, on a fully diluted basis.
In the event that the Merger Agreement is terminated prior to the consummation of the Merger, the Second Amended and Restated Advisory Agreement will automatically terminate and be of no further effect and the Company, MVP REIT II Operating Partnership, LP and the Advisor will have the rights and obligations set forth in the Original Agreement.

Termination Agreement

Concurrently with the entry into the Merger Agreement, on May 26, 2017, the Company, MVP REIT, the Advisor and MVP REIT II Operating Partnership, LP entered into a termination and fee agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, at the effective time of the Merger, the Advisory Agreement, dated September 25, 2012, as amended, among MVP REIT and the Advisor will be terminated and the Company will pay the Advisor an Advisor Acquisition Payment (as such term is defined in the Termination Agreement) of approximately $3.6 million, subject to adjustment in the event that additional properties are acquired by MVP REIT prior to closing, which shall be the only fee payable to the Advisor in connection with the Merger. In the event that the Merger Agreement is terminated prior to the consummation of the Merger, the Termination Agreement will automatically terminate and be of no further effect and no Advisor Acquisition Payment will be owed and payable.

The foregoing description of the Merger Agreement, the Amended and Restated Advisory Agreement and the Termination Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the applicable agreements, each of which is filed with as a Form 8-K exhibit with the SEC on May 31, 2017.

Amended Charter

In connection with the Merger, at the Company annual stockholders' meeting held on September 27, 2017, the Company's stockholders approved, among other matters, the amendment and restatement of its charter (the "Amended Charter").  As described in more detail in the final proxy statement distributed to our stockholders for the annual meeting, the Amended Charter is primarily intended to accomplish two objectives in connection with the possible listing of the Company's Common Stock after the closing of the Merger: (1) to remove provisions of our charter that we believe may unnecessarily restrict our ability to take advantage of further opportunities for liquidity events or are redundant with or otherwise addressed or permitted to be addressed under Maryland law and (2) to amend certain provisions in a manner that we believe would be more suitable for becoming a publicly-traded REIT.

The Amended Charter will become effective upon its filing with the State Department of Assessments and Taxation of Maryland. We expect to file the proposed Amended Charter immediately before the Company's Common Stock becomes listed for trading on a national securities exchange. This means that the changes to the charter will not be effective unless and until we complete an exchange listing.

Note Q — Income Taxes and Critical Accounting Policy

The Company will be electing to be treated as a REIT for the tax year beginning January 1, 2017 and ending December 31, 2017, and believes that it has been organized and has operated during 2017 in such a manner to meet the qualifications to be treated as a REIT for federal and state income tax purposes.  During 2016, the Company was subject to U.S. federal and state income taxes as it filed income tax returns as a C corporation.  As such, we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company uses a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement.  The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of September 30, 2017.

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

As a REIT, the Company will generally not be subject to corporate level federal income taxes on earnings distributed to our stockholders, and therefore may not realize deferred tax assets arising during the Company's pre-2017 periods before the Company became a REIT.  The Company intends to distribute at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2017 and future periods.  Accordingly, the Company has not included any provisions for federal income taxes in the accompanying consolidated financial statements for the three and nine months ended September 30, 2017.  The Company owns and rents real estate in various states and municipalities within the United States, and, as a result, the Company or one or more of its subsidiaries may have income or other tax return filing requirements, and may be subject to income or franchise taxes, in state and municipal jurisdictions.

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

Note R —Preferred Stock and Warrants

The Company reviewed the relevant ASC's, specifically ASC 480 – Distinguishing Liabilities From Equity and ASC 815 – Derivates and Hedging, in connection with the presentation of the Series A and Series 1 preferred stock.  Below is a summary of the Company's Preferred Stock offerings.

Series A Preferred Stock

The Company offered up to $50 million in shares of the Company's Series A Convertible Redeemable Preferred Stock ("Series A"), par value $0.0001 per share, together with warrants to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors. In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the Shares to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  As of September 30, 2017, the Company raised approximately $2.6 million, net of offering costs, in the Series A private placements.

The holders of the Series A Preferred Stock shall be entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share.  If a Listing Event, as defined in the offering, has not occurred by March 31, 2017, the cash dividend rate shall increase to 7.50%, until a Listing Event has occurred.  Base on the number of Series A shares outstanding at September 30, 2017, the increased dividend rate would cost the Company approximately $12,000 more per quarter in Series A dividends.

Subject to the Company's redemption rights as described below, each Share will be convertible into shares of our common stock, at the election of the holder thereof by written notice to the Company (each, a "Conversion Notice") containing the information required by the charter, at any time beginning upon the earlier of (i) 90 days after the occurrence of a Listing Event or (ii) the second anniversary of the final Closing of this Offering (whether or not a Listing Event has occurred). Each Share will convert into a number of shares of our common stock determined by dividing (i) the sum of (A) 100% of the Stated Value, initially $1,000, plus (B) any accrued but unpaid dividends to, but not including, the date of conversion, by (ii) the conversion price for each share of our common stock (the "Conversion Price") determined as follows:

•
Provided there has been a Listing Event, if a Conversion Notice with respect to any Share is received on or prior to the day immediately preceding the first anniversary of the issuance of such Share, the Conversion Price for such Share will be equal to 110% of the volume weighted average price per share of the common stock of the Company (or its successor) for the 20 trading days prior to the delivery date of the Conversion Notice.

•
Provided there has been a Listing Event, if a Conversion Notice with respect to any Share is received on or after the first anniversary of the issuance of such Share, the Conversion Price for such Share will be equal to the volume weighted average price per share of the common stock of the Company (or its successor) for the 20 trading days prior to the delivery date of the Conversion Notice.

•
If a Conversion Notice with respect to any Share is received on or after the second anniversary of the final Closing of this Offering, and at the time of receipt of such Conversion Notice, a Listing Event has not occurred, the Conversion Price for such Share will be equal to 100% of our net asset value per share, or NAV per share, if then established, and until we establish a NAV per share, the Conversion Price will be equal to $25.00, or the initial offering price per share of our common stock in our initial public offering.

If and when the Amended Charter becomes effective, the date by which holders of Series A must provide notice of conversion will be changed from the day immediately preceding the first anniversary of the issuance of such share to December 31, 2017. This change will conform the terms of the Series A with the terms of the Series 1 with respect to conversions.

Each investor in the Series A shall receive, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock, par value $0.0001 per share, if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2017, there were detachable warrants that may be exercised for 85,740 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at September 30, 2017 became exercisable because of a listing event, and were exercised at the minimum price of $25 per share, gross proceeds to us would be approximately $2.1 million and we would as a result issue an additional 85,740 shares of common stock.  As of March 31, 2017, June 30, 2017 and September 30, 2017, the Company an estimated fair market value of potential warrants to be immaterial.

Series 1 Preferred Stock

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on our common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that if a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Shares (without regard to Qualified Purchaser status) will be increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value.  Base on the number of Series 1 shares outstanding at September 30, 2017, the increased dividend rate would cost the Company approximately $50,000 more per quarter in Series 1 dividends.

Subject to the Company's redemption rights as described below, each Share will be convertible into shares of our common stock, at the election of the holder thereof by written notice to the Company (each, a "Conversion Notice") containing the information required by the charter, at any time beginning upon the earlier of (i) 45 days after the occurrence of a Listing Event or (ii) April 7, 2019 (whether or not a Listing Event has occurred). Each Share will convert into a number of shares of our common stock determined by dividing (i) the sum of (A) 100% of the Stated Value, initially $1,000, plus (B) any accrued but unpaid dividends to, but not including, the date of conversion, by (ii) the conversion price for each share of our common stock (the "Conversion Price") determined as follows:

•
Provided there has been a Listing Event, if a Conversion Notice with respect to any Share is received prior to December 1, 2017, the Conversion Price for such Share will be equal to 110% of the volume weighted average price per share of the common stock of the Company (or its successor) for the 20 trading days prior to the delivery date of the Conversion Notice.

•
Provided there has been a Listing Event, if a Conversion Notice with respect to any Share is received on or after December 1, 2017, the Conversion Price for such Share will be equal to the volume weighted average price per share of the common stock of the Company (or its successor) for the 20 trading days prior to the delivery date of the Conversion Notice.

•
If a Conversion Notice with respect to any Share is received on or after April 7, 2019, and at the time of receipt of such Conversion Notice, a Listing Event has not occurred, the Conversion Price for such Share will be equal to 100% of our net asset value per share, or NAV per share, if then established, and until we establish a NAV per share, the Conversion Price will be equal to $25.00, or the initial offering price per share of our common stock in our initial public offering.

Each investor in the Series 1 shall receive, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock, par value $0.0001 per share, if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2017, there were detachable warrants that may be exercised for 175,805 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at September 30, 2017 became exercisable because of a listing event, and were exercised at the minimum price of $25 per share, gross proceeds to us would be approximately $4.4 million and we would as a result issue an additional 175,805 shares of common stock.  As of March 31, 2017, June 30, 2017 and September 30, 2017, the Company an estimated fair market value of potential warrants to be immaterial.

Note S — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

On October 17, 2017 the Company made a payment of $1.0 million to MVP Realty Advisors towards the principal balance of the outstanding $2.1 million note payable.

During October 2017, the balance on our Working Capital Credit Facility was paid in full; however, on November 7, 2017, MVP REIT took a draw of $1.5 million to mainly pay acquisition fees and merger costs.

In November 2017, the Company acquired approximately 118,932 shares of MVP REIT's stock at $8.56 per share from an unrelated third party.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2016. As used herein, the terms "we," "our" and "us" refer to MVP REIT II, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which we refer to as our "operating limited partnership," and to their subsidiaries.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history, as our property operations began in 2016;
•	the fact that we have experienced net losses since inception and may continue to experience additional losses;
•	our ability to effectively raise and deploy the proceeds raised in our offerings;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in our portfolio;
•
risks inherent in the real estate business, including ability to secure leases or parking management contracts at favorable terms, tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•	competitive factors that may limit our ability to make investments or attract and retain tenants;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our failure to maintain our status as a REIT;
•	our ability and the timing to obtain third party consents required to consummate the Merger;
•	the risk that the Merger or the other transactions contemplated by the Merger Agreement may not be completed in the time frame expected by the parties or at all;
•	our ability to successfully integrate pending transactions and implement our operating strategy, including the Merger;
•	our ability to list our shares of common stock on a national securities exchange;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;
•	interest rates; and
•	changes to generally accepted accounting principles, or GAAP.

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

This report may include market data and forecasts with respect to the REIT industry. Although we are responsible for all of the disclosure contained in this report, in some cases we rely on and refer to market data and certain industry forecasts that were obtained from third party surveys, market research, consultant surveys, publicly available information and industry publications and surveys that we believe to be reliable.

Overview

MVP REIT II, Inc. (the "Company," "we," "us," or "our") is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes upon the filing of the federal tax return for the year ended December 31, 2017. The Company believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT commencing with the taxable year ending December 31, 2017; however, if the company is unable to meet the REIT qualification for 2017 we will continue to operate as a C corporation for U.S. federal income tax purposes. As of December 31, 2016, the Company ceased all selling efforts for the initial public offering (the "Common Stock Offering") of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering.  As of September 30, 2017, the Company raised approximately $67.7 million in the Common Stock Offering before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $0.6 million. The Company has also registered $50 million in shares of common stock for issuance pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock at the current price of $25.00 per share.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the shares of Series A, together with warrants to acquire the Company's common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  As of September 30, 2017, the Company raised approximately $2.6 million, net of offering costs, in the Series A private placements and has 2,862 shares of Series A issued and outstanding.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the private placement of shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors.  As of September 30, 2017, the Company had raised approximately $11.8 million, net of offering costs, in the Series 1 private placements and had 13,445 shares of Series 1 issued and outstanding.

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

From inception through September 30, 2017, the Company has paid approximately $2.1 million in distributions, including issuing 54,336 shares of its common stock as DRIP, issuing 85,358 shares of its common stock as dividend in distributions to the Company's common stockholders and $200,000 in distributions for preferred stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  All of the cash distributions have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

The following table is a summary of the acquisitions for the nine months ended September 30, 2017.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail /Office Square Ft.	Investment Amount	Ownership %
MVP Detroit Center Garage	Detroit, MI	01/10/2017	Garage	1,275	8.78	N/A	$55,000,000	80.00%
St Louis Broadway, LLC	St Louis, MO	02/01/2017	Lot	161	0.96	N/A	$2,400,000	100.00%
St Louis Seventh & Cerre, LLC	St Louis, MO	02/01/2017	Lot	174	1.20	N/A	$3,300,000	100.00%
MVP Preferred Parking, LLC	Houston, TX	06/29/2017	Garage & Lot	521	1.0	784	$20,500,000	100.00%

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

As of September 30, 2017 the Company had investments in the following facilities:

Parking Facility	Date Acquired	Type	Zoning	Height Restriction	MVP REIT I % Owned	MVP REIT II % Owned	3rd Party % Owned	Property Purchase Price
MVP Minneapolis Venture	1/6/2016	Lot	B4C-1	Unlimited	87%	13%	0%	$6,100,000
MVP Denver Sherman 1935	2/12/2016	Lot	CMX-16	200 Feet	76%	24%	0%	$2,437,500
MVP Bridgeport Fairfield Garage	3/30/2016	Garage	DVD-CORE	65 Feet	90%	10%	0%	$7,800,000
Minneapolis City Parking	1/6/2016	Lot	B4C-1	Unlimited	87%	13%	0%	$9,395,000
MVP Cleveland West 9th	5/11/2016	Lot	CBD LLR-B4	175 Feet	49%	51%	0%	$5,675,000
33740 Crown Colony	5/17/2016	Lot	LLR-D5	250 Feet	49%	51%	0%	$3,030,000
MVP San Jose 88 Garage	6/15/2016	Garage	DC	N/A	0%	100%	0%	$3,575,500
MCI 1372 Street	7/8/2016	Lot	B-5	375 Feet	0%	100%	0%	$700,000
MVP Cincinnati Race Street Garage	7/8/2016	Garage	DD-A	500 Feet	0%	100%	0%	$4,500,000
MVP St. Louis Washington	7/18/2016	Lot	CBD I	100 Feet	0%	100%	0%	$3,000,000
MVP St. Paul Holiday Garage	8/12/2016	Garage	B-5	Unlimited	0%	100%	0%	$8,200,000
MVP Louisville Station Broadway	8/23/2016	Lot	CBD I	Unlimited	0%	100%	0%	$3,050,000
White Front Garage Partners	9/30/2016	Garage	CBD I	Unlimited	20%	80%	0%	$11,496,000
Cleveland Lincoln Garage Owners	10/19/2016	Garage	SI / GR-E5	250 Feet	0%	100%	0%	$7,316,950
MVP Houston Jefferson Lot	11/22/2016	Lot	NONE	Unlimited	0%	100%	0%	$700,000
MVP Houston Preston Lot	11/22/2016	Lot	NONE	Unlimited	40%	60%	0%	$2,800,000
MVP Houston San Jacinto Lot	11/22/2016	Lot	NONE	Unlimited	0%	100%	0%	$3,200,000
MVP Detroit Center Garage	1/10/2017	Garage	PD	Unlimited	20%	80%	0%	$55,000,000
St. Louis Broadway Group	2/1/2017	Lot	CBD I	200 Feet	0%	100%	0%	$2,400,000
St. Louis Seventh & Cerre	2/1/2017	Lot	CBD I	200 Feet	0%	100%	0%	$3,300,000
MVP St. Louis Cardinal Lot, DST *	5/31/2017	Lot	--	--	0%	51%	49%	$11,350,000
MVP Preferred Parking (Preston)	6/29/2017	Garage	NONE	Unlimited	0%	100%	0%	$16,500,000
MVP Preferred Parking (Congress)	6/29/2017	Lot	NONE	Unlimited	0%	100%	0%	$4,000,000

* The Company acquired a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware statutory trust, or MVP St Louis, for approximately $2.8 million. MVP St. Louis purchased the St. Louis parking lot from an unaffiliated seller for a purchase price of $11,350,000, plus payment of closing costs, financing costs, and related transactional costs. MVP St. Louis used the Company's investment to fund a portion of the purchase price for the property. The remaining equity portion was funded through short-term investments by the Advisor pending the private placements of additional beneficial interest in MVP St. Louis exempt from registration under the Securities Act.

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

On May 26, 2017, the Company, MVP REIT Inc., a Maryland corporation ("MVP REIT"), MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Merger Sub"), and MVP Realty Advisors, LLC, the Company's and MVP REIT's external advisor (the "Advisor"), entered into an agreement and plan of merger (the "Merger Agreement"). Subject to the terms and conditions of the Merger Agreement, MVP REIT will merge with and into Merger Sub (the "Merger"), with Merger Sub surviving the Merger (the "Surviving Entity"), such that following the Merger, the Surviving Entity will continue as a wholly owned subsidiary of the Company. The Merger is intended to qualify as a "reorganization" under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code").  The combined company will be renamed "The Parking REIT, Inc."

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

The Merger Agreement contains customary covenants, including covenants prohibiting MVP REIT and its subsidiaries and representatives from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, under the terms of the Merger Agreement, during the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York City time on July 10, 2017 (the "Go Shop Period End Time"), MVP REIT (through the MVP REIT special committee and its representatives) was permitted to initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions.  From May 30, 2017, through July 10, 2017, in connection with the ''go shop'' process provided for under the Merger Agreement, Robert A. Stanger & Co., Inc., ("Stanger") contacted approximately 78 parties, which the MVP I Special Committee and Stanger believed had the financial ability and potential strategic interest in reviewing the opportunity, to solicit their interest in a possible alternative transaction with MVP REIT. Stanger and Venable, LLP negotiated with 12 parties with regard to signing a confidentiality agreement of which 8 confidentiality agreements were executed. No bids were received prior to the July 10, 2017 Go Shop Period End Time.

Pursuant to the Merger Agreement, the board of directors of the Company (the "Company Board") will, effective as of the effective time of the Merger, increase the number of directors comprising the Company Board to eight and Nicholas Nilsen, Robert J. Aalberts and Shawn Newson, previous Directors of MVP REIT, will be elected to the Company Board.

As previously announced, the stockholders of MVP REIT have approved the Merger and the Merger Agreement at the special meeting of stockholders of MVP REIT held on September 27, 2017.  The completion of the Merger remains subject to receipt of certain third party consents and satisfaction of other customary closing conditions.

Amended and Restated Advisory Agreement

Concurrently with the entry into the Merger Agreement, on May 26, 2017, the Company, MVP REIT II Operating Partnership, LP and the Advisor entered into the Second Amended and Restated Advisory Agreement (the "Second Amended and Restated Advisory Agreement"), which will become effective at the effective time of the Merger.  The Second Amended and Restated Advisory Agreement will amend the Company's existing advisory agreement, dated October 5, 2015 (the "Original Agreement"), to provide for, among other amendments, (i) elimination of acquisition fees, disposition fees and subordinated performance fees and (ii) the payment of an asset management fee by the Company to the Advisor calculated and paid monthly in an amount equal to one-twelfth of 1.1% of the (a) cost of each asset then held by the Company, without deduction for depreciation, bad debts or other non-cash reserves, or (b) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement excluding (only for clause (b)) debt financing on the investment.  Pursuant to the Second Amended and Restated Advisory Agreement, the asset management fee may not exceed $2,000,000 per annum (the "Asset Management Fee Cap") until the earlier of such time, if ever, that (i) the Company holds assets with an Appraised Value (as defined Second Amended and Restated Advisory Agreement) equal to or in excess of $500,000,000 or (ii) the Company reports AFFO (as defined in the Second Amended and Restated Advisory Agreement) equal to or greater than $0.3125 per share of Company Common Stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of the Company Common Stock) (the "Per Share Amount") for two consecutive quarters, on a fully diluted basis.  All amounts of the asset management fee in excess of the Asset Management Fee Cap, plus interest thereon at a rate of 3.5% per annum, will be due and payable by the Company no later than ninety (90) days after the earlier of the date that (i) the Company holds assets with an Appraised Value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO per share of Company Common Stock equal to or greater than the Per Share Amount for two consecutive quarters, on a fully diluted basis.
In the event that the Merger Agreement is terminated prior to the consummation of the Merger, the Second Amended and Restated Advisory Agreement will automatically terminate and be of no further effect and the Company, MVP REIT II Operating Partnership, LP and the Advisor will have the rights and obligations set forth in the Original Agreement.

Termination Agreement

Concurrently with the entry into the Merger Agreement, on May 26, 2017, the Company, MVP REIT, the Advisor and MVP REIT II Operating Partnership, LP entered into a termination and fee agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, at the effective time of the Merger, the Advisory Agreement, dated September 25, 2012, as amended, among MVP REIT and the Advisor will be terminated and the Company will pay the Advisor an Advisor Acquisition Payment (as such term is defined in the Termination Agreement) of approximately $3.6 million, subject to adjustment in the event that additional properties are acquired by MVP REIT prior to closing, which shall be the only fee payable to the Advisor in connection with the Merger. In the event that the Merger Agreement is terminated prior to the consummation of the Merger, the Termination Agreement will automatically terminate and be of no further effect and no Advisor Acquisition Payment will be owed and payable.

The foregoing description of the Merger Agreement, the Amended and Restated Advisory Agreement and the Termination Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the applicable agreements, each of which is filed with as a Form 8-K exhibit with the SEC on May 31, 2017.

Amended Charter

In connection with the Merger, at the Company annual stockholders' meeting held on September 27, 2017, the Company's stockholders approved, among other matters, the amendment and restatement of its charter (the "Amended Charter").  As described in more detail in the final proxy statement distributed to our stockholders for the annual meeting, the Amended Charter is primarily intended to accomplish two objectives in connection with the possible listing of the Company's Common Stock after the closing of the Merger: (1) to remove provisions of our charter that we believe may unnecessarily restrict our ability to take advantage of further opportunities for liquidity events or are redundant with or otherwise addressed or permitted to be addressed under Maryland law and (2) to amend certain provisions in a manner that we believe would be more suitable for becoming a publicly-traded REIT.

The Amended Charter will become effective upon its filing with the State Department of Assessments and Taxation of Maryland. We expect to file the proposed Amended Charter immediately before the Company's Common Stock becomes listed for trading on a national securities exchange. This means that the changes to the charter will not be effective unless and until we complete an exchange listing.

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

Results of Operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.

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

	For the three months				For the nine months
	ended September 30,				ended September 30, 2016
	2017		2016		2017		2016
Revenue
Parking Base rent	$2,180,000	98%	$406,000	67%	$5,719,000	84%	$451,000	67%
Retail rent	26,000	1%	--	0%	57,000	1%	1,000	0%
Management Agreement (a)	--	0%	201,000	33%	482,000	7%	224,000	33%
Percentage rent (b)	16,000	1%	--	0%	523,000	8%	--	0%
Total revenues	$2,222,000	100%	$607,000	100%	$6,781,000	100%	$676,000	100%

a)
Through February 28, 2017, the San Jose 88 Garage was subject to a parking management agreement and the rental income represents the gross revenues generated by the property. Operating expenses for this property are included in Operations and Maintenance.  Starting on March 1, 2017, this property was leased to a national parking operator, with an annual base rent of $450,000 per year.

During January 2017, MVP Detroit Center Garage received a settlement amount of approximately $345,000 for the operations of the garage until SP+ assumed operations under a longer-term lease agreement.

b)	During May 2017, MVP Detroit Center Garage, LLC amended their lease with SP+ to set the percentage rent trigger amount and periods from 80% of $5,000,000 over the first 12 months to the following:
•	80% over $833,333 from February 2017 to March 2017
•	80% over $1,250,000 from April 2017 to June 2017
•	80% over $2,916,667 from July 2017 to January 2018

As a result of this amendment, MVP Detroit Center Garage, LLC earned approximately $498,000 in percentage rent from February 2017 to September 2017.

In September 2017, White Front Garage Partners received approximately $16,000 in percentage rent in accordance with the lease agreement between White Front Garage Partners and Premier Parking.

Total rental revenue earned, including percentage rent, from our 18 consolidated parking facilities (held by 16 different subsidiaries), which have continued operations, totaled approximately $6.8 million for the nine months ended September 30, 2017, compared to total revenues of $676,000 from 8 of our consolidated properties for the nine months ended September 30, 2016.  All of the properties held  as of September 30, 2016, were purchased in May 2016 or later, not providing a full nine months' worth of rental income in 2016.  The increase in rental revenues and the number of properties held is a result of the Company's planned and continued growth through acquisitions of new properties.  In particular the acquisition of the $55.0 million garage in Detroit, which accounted for a majority of the increase, generating approximately $3.1 million in rental income to the Company during the nine months ended September 30, 2017.  As the Company continues to acquire new properties, by means of  equity raises, debt financing and a pending merger with MVP REIT, we expect to see our rental revenue to continue to grow year over year.

During the last week of August 2017, Houston Texas experienced major flooding due to Hurricane Harvey.  This resulted in limited access to the Houston area and a shutdown of most business and government operations.  Our parking garage and parking lots located in Houston, TX experienced minimal damage during this time; however, we are still assessing the long-term impact.  As of September 30, 2017, we have not seen a reduction in the base rent from our operator, who will continue to operate these locations under the terms of the current leases.

Since a majority of the Company's property leases call for additional percentage rent, the Company monitors the gross revenue generated by each property on a monthly basis.  The higher the property's gross revenue the higher the Company's potential percentage rent. The graph below shows the comparison of the Company's monthly rental income to the gross revenue generated by the properties.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses
Property taxes	$90,000	$22,000	$279,000	$24,000
Property operating expense	273,000	220,000	608,000	238,000
Asset management expense	345,000	51,000	839,000	66,000
General and administrative	400,000	267,000	1,051,000	602,000
Merger costs	824,000	--	1,596,000	--
Acquisition expenses	113,000	529,000	2,156,000	748,000
Acquisition expenses – related party	--	1,011,000	1,710,000	1,427,000
Seminar	--	--	--	6,000
Depreciation	508,000	43,000	1,404,000	46,000
Total operating expenses	$2,553,000	$2,143,000	$9,643,000	$3,157,000

Operating expenses for the nine months ended September 30, 2017, increased $6.5 million, as compared to the nine months ended September 30, 2016.  Other than costs relating to the Merger, the increase in expenses is primarily attributable to the Company's growth in investments in parking facilities.  During the nine months ended September 30, 2017, the Company acquired a controlling interest in five parking facilities totaling approximately $81.2 million, as compared to 12 properties totaling approximately $56.5 million during the nine months ended September 30, 2016.  The majority of the 2016 acquisitions occurred in the third and fourth quarters of 2016.  The increase in acquisitions resulted in increased property taxes, other property operating expense, asset management fees, acquisitions expenses and depreciation.  As the Company continues to acquire new properties, by means of the equity raises, debt financing and the pending merger with MVP REIT, we expect to see our operations and maintenance, asset management fees and depreciation grow.

In addition, the pending merger of the Company and MVP REIT resulted in approximately $0.8 million and $1.6 million in expenses during the three and nine months ended September 30, 2017, respectively.  There were no similar expenses incurred during the three and nine months ended September 30, 2016.  We estimated the total merger costs for the Company to continue to increase as we move closer to the completion of the merger, including a merger success fee of $3.6 million payable to our Advisor under the Termination Agreement.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Other income (expense)
Interest expense	$(1,297,000)	$--	$(3,146,000)	$(1,000)
Distribution income – related party	75,000	--	174,000	--
Gain from sale of investment	1,200,000	--	1,200,000	--
Income (loss) from investment in equity method investee	2,000	5,000	19,000	9,000
Total other income (expense)	$(20,000)	$5,000	$(1,753,000)	$8,000

The increase in interest expense for the three and nine months ended September 30, 2017, as compared to the same period in 2016, is related to the Company's  increased use of debt to acquire properties.  To maximize the use of our cash, the Company will continue to look for opportunities to  utilize financing  on future acquisitions, including with the use of our line of credit with KeyBank or permanent debt at the time of acquisitions.  The interest expense will vary based on the amount of our borrowings and current interest rates at the time of financing.  The Company will seek to secure appropriate leverage with the lowest interest rate available to us.  The terms of the loans will greatly depend on the quality of the property, the credit worthiness of the tenant and the amount of income the property is able to generate through our parking leases.  There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all.  Interest expense recorded for the three and nine months ended September 30, 2017 includes loan amortization costs.  Total loan amortization cost for the three and nine months ended September 30, 2017 was approximately $0.2 million and $0.4 million, respectively.

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

The Company's calculation of FFO and MFFO, attributable to shareholders is presented in the following table for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to MVP REIT II, Inc. common shareholders	$(604,000)	$(1,589,000)	$(5,157,000)	$(2,534,000)
Add (Subtract):
Gain on Sale of real estate	(1,200,000)	--	(1,200,000)	--
Depreciation of real estate assets	508,000	43,000	1,404,000	46,000
FFO	$(1,296,000)	$(1,546,000)	$(4,953,000)	$(2,488,000)
Add:
Acquisition fees and expenses to non-affiliates	113,000	529,000	2,156,000	748,000
Acquisition fees and expenses to affiliates	--	1,011,000	1,710,000	1,427,000
Acquisition / Merger costs	824,000	--	1,596,000	--
MFFO attributable to MVP REIT II, Inc. shareholders	$(359,000)	$(6,000)	$509,000	$(313,000)
Distributions paid to Common Shareholders	$481,000	$221,000	$1,402,000	$359,000

Capital and Liquidity Resources

The Company commenced operations on December 30, 2015.

The Company's principal demand for funds  is for the acquisition of real estate assets, the payment of operating expenses, capital expenditures, interest on the Company's outstanding indebtedness and the payment of distributions to the Company's stockholders. Over time, the Company intends to generally fund its operating expenses from its cash flow from operations. The cash required for acquisitions and investments in real estate will be funded primarily from the sale of shares of the Company's common stock, including those offered for sale through the Company's distribution reinvestment plan, dispositions of properties in the Company's portfolio and through third party financing and the assumption of debt on acquired properties.

The Company anticipates raising additional funds through equity financings, such as private placements of its preferred stock, as well as through additional debt financing.  As of September 30, 2017, the Company had raised approximately $2.6 million in funds from the private placements of Series A Convertible Redeemable Preferred Stock and approximately $11.8 million in funds from the private placements of Series 1 Convertible Redeemable Preferred Stock.  The Company continues to raise additional funds through private placements of Series 1 Convertible Redeemable Preferred Stock.

Net cash used in operating activities for the nine months ended September 30, 2017 totaled approximately $9.0 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, insurance, accounting fees and legal bills.  Net cash used in investing activities totaled approximately $76.2 million and mainly consisted of purchase of investments in real estate totaling $81.2 million (with proceeds from non-controlling interest totaling $5.1 million and use of deposits from prior periods totaling $4.5 million), building improvements of approximately $2.0 million, additional investment in Houston Preston of approximately $1.0 million and the purchase of an investment in a DST for $2.8 million.  Net cash provided by financing activities totaled approximately $82.9 million and mainly consisted of proceeds from notes payable of approximately $75.8 million, proceeds from the Company's KeyBank line of credit of approximately $32.6 million, proceeds from issuance of preferred stock of approximately $14.3 million, proceeds from issuance of common stock of approximately $5.8 million, netted with payments on the KeyBank line of credit of approximately $39.5 million, distributions to non-controlling interests of approximately $1.8 million, payments on notes payable of approximately $1.4 million, distributions to stockholders of approximately $1.8 million and loan fees paid of approximately $1.1 million.  In addition, financing activities consisted of proceeds from issuance of common stock of approximately $5.8 million and issuance of preferred stock of approximately $14.3 million.

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

As of September 30, 2017, the balance on the Working Capital Credit Facility was approximately $1.5 million (net of unamortized loan costs), of which our portion of the current draw was approximately $1.5 million. As of September 30, 2017, the REITs had an additional available draw of approximately $4.4 million. The Company used net proceeds from the private placement of the Series 1 Convertible Redeemable Preferred Stock to paydown the $1.5 million in October 2017. For the three and nine months ended September 30, 2017, we expensed approximately $49,000 in interest expense. For the three and nine months ended September 30, 2017, we expensed approximately $1,600 in unused line fees associated with our draw. Total loan amortization cost for the three and nine months ended September 30, 2017 were $50,000 and $53,000, respectively.  As of November 14, 2017, the balance on the Working Capital Line of Credit was approximately zero.

In connection with our KeyBank Unsecured Credit Agreement, the Borrowers are required to maintain a minimum liquidity requirement of $2.0 million, which is defined as the sum of unencumbered cash and cash equivalents of the Borrower and its Subsidiaries.  In addition, the loan with Bank of America for the MVP Detroit Center Parking garage requires the Company and MVP REIT to maintain a combined $2.3 million liquidity, which is defined as unencumbered cash and cash equivalents.  As of November 14, 2017, the Company and MVP REIT were in compliance with both of these lender requirements.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the Company's Advisor and its affiliates in connection with the Company's organization operations for the three and nine months ended September 30, 2017 and, 2016.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Acquisition Fees – related party	$--	$1,011,000	$1,710,000	$1,427,000
Asset Management Fees	345,000	51,000	839,000	66,000
Total	$345,000	$1,062,000	$2,549,000	$1,493,000

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

Common Stock

On October 23, 2015, the Company announced that its board of directors has approved a plan for payment of initial monthly cash distributions of $0.0625 per share and monthly stock dividends $0.0625 per share, based on a purchase price of $25.00 per common share, commencing after the Company breaks escrow upon receiving subscriptions for the minimum offering amount of $2 million. The initial cash distribution and stock dividend were paid on February 10, 2016 to stockholders of record as of January 24, 2016. The initial cash distributions were paid from offering proceeds rather than funds from operations and therefore may represent a return of capital.  There can be no assurance that distributions and dividends will continue to be paid at this rate. The Company's board of directors may at any time change the distribution and dividend rate or suspend payment of distributions and dividends if it determines that such action is in the best interest of the Company and its stockholders.  The Company expects that its board of directors will continue to authorize, and it will declare, distributions based on a record date on the 24th of each month, and it expects to continue to pay distributions on the 10th day of the following month (or the next business day if the 10th is not a business day), monthly in arrears. The Company has not established a minimum distribution level, and its charter does not require that it make distributions to its stockholders; however, the Company anticipates the payment of monthly distributions. The Company may also make special stock dividends.

From inception through September 30, 2017, the Company had paid approximately $0.8 million in cash, issued 54,336 shares of its common stock as DRIP and issued 85,358 shares of its common stock as dividend in distributions to the Company's stockholders.  All of the cash distributions were paid from offering proceeds and constituted a return of capital.  The Company's total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company's distribution reinvestment plan, or DRIP, are detailed below.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$161,000	$285,000	$446,000	$(3,672,000)
2nd Quarter, 2017	168,000	307,000	475,000	(3,943,000)
3rd Quarter, 2017	172,000	309,000	481,000	(1,623,000)
Total 2017	$501,000	$901,000	$1,402,000	$(9,238,000)

	Distributions paid in Cash	Distributions paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$10,000	$14,000	$24,000	$(134,000)
2nd Quarter, 2016	47,000	67,000	114,000	(435,000)
3rd Quarter, 2016	85,000	136,000	221,000	(1,181,000)
4th Quarter, 2016	132,000	241,000	373,000	(1,894,000)
Total 2016	$274,000	$458,000	$732,000	$(3,644,000)

As of September 30, 2017, the Company issued 85,358 shares of its common stock as dividend distribution made to the Company's stockholders through the DRIP.

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

The offering price was $1,000 per share.  In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of common stock, par value $0.0001 per share, of the Company if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of November 14, 2017, there were potentially 85,740 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.

From inception through September 30, 2017, the Company has paid $87,000 in distributions for Series A stockholders, all of which were paid from offering proceeds and constituted a return of capital.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Total Series A Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$5,000	$(3,672,000)
2nd Quarter, 2017	41,000	(3,943,000)
3rd Quarter, 2017	41,000	(1,623,000)
Total 2017	$87,000	$(9,238,000)

Preferred Series 1 Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors.  As of November 14, 2017, the Company had raised approximately $21.6 million, net of offering costs, in the Series 1 private placements and had 21,628 shares of Series 1 issued and outstanding.

The offering price is $1,000 per share.  In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of common stock, par value $0.0001 per share, of the Company if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of November 14, 2017, there were potentially 750,855 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.

From inception through September 30, 2017, the Company has paid $112,000 in distributions forSeries 1 stockholders, all of which were paid from offering proceeds and constituted a return of capital.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Total Series 1 Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$--	$(3,672,000)
2nd Quarter, 2017	14,000	(4,883,000)
3rd Quarter, 2017	98,000	(1,623,000)
Total 2017	$112,000	$(10,178,000)

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

On November 5, 2016, the Company purchased 338,409 shares of MVP REIT's common stock from an unrelated third party for $3.0 million or $8.865 per share.  During the three and nine months ended September 30, 2017, the Company received, approximately $23,000 and $122,000 in stock distributions, related to the Company's ownership of MVP REIT common stock.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement.  The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of September 30, 2017.

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

As a REIT, the Company will generally not be subject to corporate level federal income taxes on earnings distributed to our stockholders, and therefore may not realize deferred tax assets arising during the Company's pre-2017 periods before the Company became a REIT.  The Company intends to distribute at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2017 and future periods.  Accordingly, the Company has not included any provisions for federal income taxes in the accompanying consolidated financial statements for the three and nine months ended September 30, 2017.  The Company owns and rents real estate in various states and municipalities within the United States, and, as a result, the Company or one or more of its subsidiaries may have income or other tax return filing requirements, and may be subject to income or franchise taxes, in state and municipal jurisdictions.

The Company has a net deferred tax asset of $1.6 million which is subject to a full valuation allowance and thus is not recorded on the Company's balance sheet. The deferred tax asset is primarily made up of net operating losses and capitalized acquisition costs which are deducted for books but capitalized for tax. If the Company makes a REIT election, the net operating losses will not be available to offset future income; however they may be used to offset any built-in gains. Due to the valuation allowance, the Company's effective rate is approximately 0%.

REIT Compliance

The Company intends to qualify as a REIT for the year ended December 31, 2017 for federal income tax purposes, and therefore the Company generally will not be subject to federal income tax on income that the Company distributes to the stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income tax on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company's net income.

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

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A shall receive, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock, par value $0.0001 per share, if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2017, there were detachable warrants that may be exercised for 85,740 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential Warrants outstanding at September 30, 2017 became exercisable because of a listing event, and were exercised at the minimum price of $25 per share, gross proceeds to us would be approximately $2.1 million and we would as a result issue an additional 85,740 shares of common stock.

See Note R — Preferred Stock and Warrants in in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees

Series 1 Preferred Stock

Each investor in the Series 1 shall receive, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock, par value $0.0001 per share, if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2017, there were detachable warrants that may be exercised for 466,795 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential Warrants outstanding at September 30, 2017 became exercisable because of a listing event, and were exercised at the minimum price of $25 per share, gross proceeds to us would be approximately $11.7 million and we would as a result issue an additional 466,795 shares of common stock.

See Note R — Preferred Stock and Warrants in in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees

Critical Accounting Policies

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

The value of in-place leases is amortized to expense over the initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event, does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Contractual Obligations

As of September 30, 2017, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facilities:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$79,757,000	$173,000	$8,914,000	$2,076,000	$68,594,000
Lines of credit:	--	--	--	--	--
Interest	--	--	--	--	--
Principal	1,445,000	1,445,000	--	--	--
Total	$81,202,000	$1,618,000	$8,914,000	$2,076,000	$68,594,000

Contractual obligation table amount does not reflect the unamortized loan issuance costs of approximately $0.9 million for notes payable and approximately $0.2 million for the line of credit as of September 30, 2017.

Subsequent Events

See Note S — Subsequent Events in in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q for a discussion of the various subsequent events.

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

(b) Changes in Internal Control over Financial Reporting

During the third quarter 2017, the Company took additional steps to identify revenue from all sources to improve our quarterly REIT testing process.  In addition, numerous employees of the Advisor completed additional REIT compliance training as conducted by Morrison & Foerster LLP's REIT experts.  The Company believes these additional procedures and controls have been effective in regards to our REIT testing.  The Company will continue to monitor these controls on an on-going basis to evaluate their effectiveness.  There have been no other changes in internal control over financial reporting during the third quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On May 19, 2017, the Audit Committee of the Company's Board of Directors engaged RSM US LLP ("RSM") as the Company's independent registered public accounting firm.

During the Company's two most recent fiscal years ended December 31, 2015 and 2016 and the period from January 1, 2017 through November 14, 2017, the Company did not consult with RSM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's consolidated financial statements, and RSM did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

PART II   OTHER INFORMATION

None.

ITEM 1.  LEGAL PROCEEDINGS

The nature of the Company's business exposes its properties, the Company and its operating partnership to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material legal proceedings nor, to the Company's knowledge, is any material legal proceedings threatened against the Company.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the private placement of shares of Series 1, and warrants to acquire the Company's common stock, to accredited investors.  During the third quarter of 2017, the Company had raised approximately $7.6 million, net of offering costs, in the Series 1 private placements and had issued 8,375 Series 1 shares and warrants to acquire 291,000 shares of our common stock issued and outstanding.

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

Use of Offering Proceeds

On October 22, 2015, the Company's registration statement on Form S-11 registering a public offering (No. 333-205893) of up to $550,000,000 in shares of the Company's common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and the Company commenced the initial public offering. The Company offered up to 20,000,000 shares of its common stock to the public in the primary offering at $25.00 per share and continues to offer up to 2,000,000 shares of its common stock pursuant to the distribution reinvestment plan at $25.00 per share. The Company entered into selling agreements with MVP American Securities, LLC ("MVP AS") and other non-affiliated selling agents to distribute shares of the Company's common stock to its clients. As of December 31, 2016, the Company ceased all selling efforts for the initial public offering but accepted additional subscriptions through March 31, 2017.

As of November 14, 2017, the Company had 2,612,182 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock and 21,629 shares of preferred Series 1 stock for a total of approximately $85.8 Million, less offering costs.

The following is a table of summary of offering proceeds from inception through September 30, 2017:

Type	Number of Shares - Preferred	Number of Shares - Common	Value
Issuance of common stock	--	2,451,238	61,281,000
DRIP shares	--	58,464	--
Issuance of preferred stock Series A	2,862	--	2,573,000
Issuance of preferred stock Series 1	13,445	--	11,768,000
Dividend shares	--	91,835	2,296,000
Distributions	--	--	(1,210,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from Advisor	--	--	1,147,000
Total	16,307	2,601,537	$76,769,000

From October 22, 2015 through September 30, 2017, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor.  From October 22, 2015 through September 30, 2017, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were $76.8 million.  A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, and our portion of the total purchase price for these parking facilities was approximately $125.9 million, which includes our $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.2 million to the Company's stockholders.  The ratio of the costs of raising capital to the capital raised is approximately 1.5%.

Share Repurchase Program

As of September 30, 2017, the Company has not redeemed shares through the share repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  MINE AND SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

During the third quarter of 2017, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

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
101(*)
The following materials from the Company's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholder's Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

MVP REIT II, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and President
Date:	November 15, 2017

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	November 15, 2017

Exhibit 31.1
CERTIFICATIONS

I, Michael V. Shustek, certify that:

1. I have reviewed this Form 10-Q of MVP REIT II, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Intentionally omitted;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 15, 2017

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and President (Principal Executive Officer)
MVP REIT II, Inc.

Exhibit 31.2
CERTIFICATIONS

I, Ed Bentzen, certify that:

1. I have reviewed this Form 10-Q of MVP REIT II, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Intentionally omitted;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 15, 2017

/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
(Principal Accounting Officer) MVP REIT II, Inc.

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

Michael V. Shustek, as President and Chief Executive Officer of MVP REIT II, Inc. (the "Registrant"), and Ed Bentzen, as Chief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Registrant's Report on Form 10-Q for the nine months ended September 30, 2017, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 15, 2017

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and President (Principal Executive Officer)
MVP REIT II, Inc.

Date: November 15, 2017

/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
(Principal Accounting Officer) MVP REIT II, Inc.