Form 10-Q/A
period 2017-12-27
Parking REIT, Inc.
filed 2017-12-28
CIK 1642985

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
THE PARKING REIT, INC.
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q of The Parking REIT, Inc. (formerly known as MVP REIT II, Inc.) for the quarter ended September 30, 2017 (the "Form 10-Q") is to amend and re-file Exhibits 31.1 and 31.2 to the Form 10-Q in response to comments received from the staff of the Securities and Exchange Commission by letter dated December 15, 2017. No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and, except as provided herein with respect to Exhibits 31.1 and 31.2, does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PARKING REIT, INC.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	December 28, 2017

By:	/s/ Ed Bentzen
Ed Bentzen
Chief Financial Officer
Date:	December 28, 2017