Form 10-K
Parking REIT, Inc.
filed 2018-06-22
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-205893

THE PARKING REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	47-3945882
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2965 S. Jones #C1-100, Las Vegas, NV 89146
(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, including Area Code: (702) 534-5577

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
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ] Emerging growth company [ X ]

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

There is no established market for the Registrant's shares of common stock. On May 29, 2018, the board of directors of the Registrant approved an estimated net asset value per share of the Registrant's common stock of $24.61. There were approximately 2,559,286 shares of common stock held by non-affiliates at June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of June 21, 2018
Common Stock, $0.0001 Par Value	6,550,200

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history, as our property operations began in 2016;
•	the fact that we have experienced net losses since inception and may continue to experience additional losses;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts ("REITs");
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in our portfolio;
•
risks inherent in the real estate business, including ability to secure leases or parking management contracts at favorable terms, tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•	competitive factors that may limit our ability to make investments or attract and retain tenants;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our reliance on our Advisor and its employees to manage our business;
•	our failure to obtain our status as a REIT and maintain it in the future;
•	our ability to successfully integrate pending transactions and implement our operating strategy;
•	our ability to list our shares of common stock on a national securities exchange or complete another liquidity event;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
•	changes in interest rates;
•	changes to generally accepted accounting principles, or GAAP; and
•	potential adverse impacts from the recent changes to the U.S. tax laws.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

This Annual Report may include market data and forecasts with respect to the REIT industry. Although the Company is responsible for all of the disclosure contained in this Annual Report, in some cases the Company relies on and refers to market data and certain industry forecasts that were obtained from third party surveys, market research, consultant surveys, publicly available information and industry publications and surveys that the Company believes to be reliable.

PART I

ITEM 1. BUSINESS

General

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the "Company," "we," "us" or "our"), is a Maryland corporation formed on May 4, 2015 and intends to qualify as a REIT for U.S. federal income tax purposes upon the filing of the federal tax return for the year ended December 31, 2017. The Company believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT commencing with the taxable year ended December 31, 2017; however, if the Company is unable to meet the REIT qualification for the year ended December 31, 2017, the Company will continue to operate as a C corporation for U.S. federal income tax purposes. As of December 31, 2016, the Company ceased all selling efforts for the initial public offering (the "Common Stock Offering") of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 (No. 333-205893) filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in properties other than parking facilities.

The Company is the sole general partner of MVP REIT II Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership"). The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership. The Company's wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is operated in a manner that enables the Company to (1) satisfy the requirements to qualify and maintain qualification as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership is not classified as a "publicly traded partnership" for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"), which classification could result in the Operating Partnership being taxed as a corporation.

The Company utilizes an Umbrella Partnership Real Estate Investment Trust ("UPREIT") structure to enable the Company to acquire real property in exchange for limited partnership interests in the Operating Partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to the Company in exchange for shares of the Company's common stock or cash.

As part of the Company's initial capitalization, 8,000 shares of common stock were sold for $200,000 to MVP Capital Partners II, LLC (the "Sponsor"), the Company's sponsor. The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc., a Maryland corporation that trades on the OTC pink sheets ("VRM II"), and 40% by Vestin Realty Mortgage I, Inc., a Maryland corporation that trades on the OTC pink sheets ("VRM I"), and both VRM II and VRM I were managed by Vestin Mortgage, LLC, a Nevada limited liability company ("Vestin Mortgage"), which was wholly owned by Michael V. Shustek prior to being internalized in January 2018.

The Company's advisor is MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the "Advisor"), a Nevada limited liability company, which is owned 60% by VRM II and 40% by VRM I. The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to a second amended and restated advisory agreement among the Company, the Operating Partnership and the Advisor (the "Amended and Restated Advisory Agreement"), which became effective upon consummation of the Merger (as such term is defined below). As of June 21, 2018, the Company had no paid employees.

Merger of MVP REIT with Merger Sub, LLC

On May 26, 2017, the Company, MVP REIT, Inc., a Maryland corporation ("MVP I"), MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Merger Sub"), and the Advisor entered into an agreement and plan of merger (the "Merger Agreement"), pursuant to which MVP I would merge with and into Merger Sub (the "Merger").

On December 15, 2017 (the "Closing Date"), the Merger was consummated. The Certificate of Merger contemplated by the Merger Agreement was filed with the Secretary of State of the State of Delaware, the Articles of Merger contemplated by the Merger Agreement were filed with the State Department of Assessments and Taxation of Maryland and the Merger became effective at 12:30 pm Eastern time on the Closing Date.

Following the Merger, the Company contributed 100% of its equity interests in Merger Sub to the Operating Partnership. The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership and will be advised by the Advisor.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of MVP I's common stock, $0.001 par value per share (the "MVP I Common Stock"), was automatically cancelled and retired, and converted into the right to receive 0.365 shares of common stock of the Company.  Holders of shares of MVP I Common Stock received cash in lieu of fractional shares. A total of approximately 3.9 million shares of Company common stock were issued to former MVP I stockholders, and former MVP I stockholders, following the Merger, owned approximately 59.7% of the Company's common stock. In addition, the Company paid $3.6 million to the Advisor for an Advisor Acquisition Payment (as such term is defined in the Termination Agreement (as discussed below)).

The Company was subsequently renamed "The Parking REIT, Inc." as set forth in the articles of amendment in connection with the Merger.

Investment Objectives

The Company's primary investment objectives are to:

•	preserve, protect and return stockholders' capital contributions;
•	provide periodic distributions once the Company has acquired a substantial portfolio of investments; and
•	realize growth in the value of the Company's investments.

The Company cannot assure stockholders that the Company will attain these objectives or that the value of the Company's assets will not decrease. Furthermore, within the investment objectives and policies, the Advisor has substantial discretion with respect to the selection of specific investments and the purchase and sale of the Company's assets. The Company's board of directors will review investment policies at least annually to determine whether the investment policies continue to be in the best interests of stockholders.

The charter does not require the Company to consummate a transaction to provide liquidity to stockholders on any certain date or at all; therefore, the Company may continue indefinitely without pursuing or consummating any liquidity transaction. The Company from time to time evaluates liquidity alternatives. To comply with its amended credit agreement, the Company will file an application to list its common stock on a national securities exchange by July 31, 2018, and the Company will seek to obtain approval of the listing application by August 31, 2018 and complete the listing by September 30, 2018.  However, there can be no assurance that the Company will cause a liquidity event to occur within such time frame or at all.

Please see "Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities - Market Information" for more information.

Investment Strategy

The Company's investment strategy focuses, and will continue to focus, primarily on acquiring, owning and managing parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in properties other than parking facilities. No more than 10% of the proceeds of the Common Stock Offering were used for investment in Canadian properties.

Parking Facilities

The Company believes parking facilities possess attractive characteristics not found in other commercial real estate investments, including the following:
•	generally, can be leased to any number of parking operators, which gives the property owner flexibility and potential pricing power
•	if a tenant in a facility terminates a lease, replacement operators can generally be found quickly, minimizing any dark period;
•	generally, no leasing commissions;
•	generally, no tenant improvement requirements;
•	lease structures that generate stable revenues and present opportunities for renegotiation;
•	during the recent recession, parking revenues remained resilient;
•	trend toward automation, which helps to reduce cash theft and operating costs, thereby improving the Company's net operating income;
•	generally, have the ability to terminate parking leases upon sale of the real estate;

•	relatively low capital expenditures, compared to other real estate assets;
•	in light of the relatively low up-front costs, an enhanced opportunity for geographic diversification;
•	generally, favorable supply and demand fundamentals, which may create favorable pricing pressure; and
•	historically, a large and fragmented industry, which presents unique opportunities for consolidation and growth.

The Company intends to focus primarily on investing in income-producing parking lots and garages with air rights in central business districts. The Company generally seeks geographically-targeted investments that present key drivers, which are expected to generate steady cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following demand drivers:

•	Downtown core
•	Government buildings and courthouses
•	Sporting venues
•	Hospitals
•	Hotels

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

The foregoing criteria are guidelines, and the Advisor and the Company's board of directors may vary from these guidelines to acquire properties which they believe represent value opportunities.

The Advisor has substantial discretion with respect to the selection of specific properties. The Company's board of directors has delegated to the Advisor the authority to make certain decisions regarding investments consistent with the investment guidelines and borrowing policies approved by the Company's board of directors and subject to the limitations in the charter, the Amended and Restated Advisory Agreement, and the direction and oversight of the Company's board of directors. There is no limitation on the number, size or type of properties that the Company may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition. Moreover, depending upon real estate market conditions, economic changes and other developments, the Company's board of directors may change the targeted investment focus or supplement that focus to include other targeted investments from time to time without stockholder consent.

Concentration

The Company had 14 parking tenants as of December 31, 2017 and six parking tenants as of December 31, 2016. One tenant, SP Plus Corporation (Nasdaq: SP) ("SP+"), represented 54.8% of the Company's base parking rental revenue for the year ended December 31, 2017.

SP+ is one of the largest providers of parking management in the United States.  As of December 31, 2017, SP+ managed approximately 3,600 locations in North America.

Below is a table that summarizes parking rent by tenant for the years ended December 31, 2017 and 2016

	For the Year Ended December 31,
Parking Tenant	2017	2016
SP+	54.8%	43.2%
iPark Services	12.9%	1.6%
Premier Parking	7.7%	14.7%
Interstate Parking	6.2%	17.2%
Miller Parking*	4.5%	--
Lanier Parking Solutions	4.1%	--
St. Louis Parking	4.1%	--
Riverside Parking	2.2%	5.9%
ABM**	2.1%	17.4%
ISOM Mgmt.	1.0%	--
Denison	0.2%	--
PCAM, LLC	0.1%	--
BEST PARK	0.1%	--
Denver School	<0.1%	--
Secure	<0.1%	--

* Revenue for Miller parking represents a settlement received by MVP Detroit Center Garage, LLC of approximately $408,000 for the operations of the garage through January 2017, at which time SP+ assumed operations under a longer-term lease agreement.

** Through February 28, 2017, MVP San Jose 88 Garage, LLC was subject to a parking management agreement with ABM and received revenue of $110,000. Starting on March 1, 2017, this property was leased to Lanier Parking Solutions.

In addition, the Company had concentrations in various cities based on parking rental revenue for the years ended December 2017 and 2016, as well as concentrations in various cities based on the real estate the Company owned as of December 31, 2017 and 2016. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Year Ended December 31,
	2017	2016
Detroit	39.4%	--
Houston	12.9%	1.6%
Cleveland	11.8%	34.3%
Nashville	7.7%	14.7%
St. Paul	6.2%	17.2%
St. Louis	5.9%	6.8%
San Jose	5.3%	8.2%
Cincinnati	4.3%	9.2%
Louisville	2.2%	5.9%
Lubbock	1.0%	--
Fort Worth	0.7%	--
Canton	0.5%	2.1%
Indianapolis	0.5%	--
Minneapolis	0.4%	--
Milwaukee	0.3%	--
St. Louis	0.3%	--
Bridgeport	0.2%	--
Memphis	0.1%	--
Kansas City	0.1%	--
Denver	0.1%	--
Ft. Lauderdale	0.1%	--
Wildwood	<0.1%	--
Clarksburg	<0.1%	--

Real Estate Investment Concentration by City
	As of December 31,
	2017	2016
Detroit	18.8%	--
Houston	12.7%	10.5%
Fort Worth	9.4%	--
Cincinnati	9.1%	8.5%
St Louis	7.0%	5.7%
Indianapolis	6.2%	--
Minneapolis	5.6%	3.8%
Cleveland	5.6%	22.2%
Milwaukee	4.0%	--
Nashville	4.0%	17.4%
Lubbock	3.7%	--
St Paul	2.9%	1.5%
Bridgeport	2.8%	15.4%
Memphis	1.7%	--
San Jose	1.3%	6.8%
Ft. Lauderdale	1.2%	--
Denver	1.1%	1.1%
Louisville	1.1%	5.8%
Kansas City	0.9%	--
Wildwood	0.5%	--
Clarksburg	0.2%	--
Canton	0.2%	1.3%

During the last week of August 2017, Houston, Texas experienced major flooding due to Hurricane Harvey.  This resulted in limited access to the Houston area and a shutdown of most business and government operations. Our parking garage and parking lots located in Houston, Texas experienced minimal damage during this time and experienced no loss in base rental income.

Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's Common Stock or preferred stock available for issuance, as well as other administrative responsibilities for the Company, including accounting services and investor relations. The Company may also depend upon VRM I and VRM II, the owners of the Advisor, or other related parties to continue to support and fund the Company's costs and expenses.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates, including VRM I and VRM II. In the event that these companies are unable to provide the Company with the respective services, the Company may be required to find alternative providers of these services.

Competition

The Company is unaware of any REITs in the United States or Canada that invest predominantly in parking facilities; nevertheless, the Company has significant competition with respect to the acquisition of real property. Competitors include other REITs, owners and managers of parking facilities, private investment funds, hedge funds and other investors, many of which have significantly greater resources.  The Company may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If the Company pays higher prices for investments the returns will be lower, and the value of assets may not increase or may decrease significantly below the amount paid for such assets.

Any parking facilities acquired or invested in by the Company will face intense competition, which may adversely affect rental and fee income. The Company believes that competition in parking facility operations is intense. The relatively low cost of entry has led to a strongly competitive, fragmented market consisting of competitors ranging from single facility operators to large regional and national multi-facility operators, including several public companies. In addition, any parking facilities acquired may compete with building owners that provide on-site paid parking. Many of the competitors have more experience in owning and operating parking facilities. Moreover, some of the competitors will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available, may increase acquisition costs and may reduce demand for parking facilities, all of which may adversely affect operating results.

Income Taxes

The Company has been organized and conducts its operations to qualify as a REIT under Sections 856 to 860 of the Code.  The Company expects to qualify as a REIT commencing with the taxable year ending December 31, 2017. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company's REIT taxable income may substantially exceed or be less than the Company's net income as determined based on GAAP because differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses and deferred income.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained on audit, including resolutions of any related appeals or litigation process, based on the technical merits. Based on the Company's evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition on the financial statements. The net income tax provision for the year ended December 31, 2017 was approximately zero.

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

Environmental

Investments in real property create the potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property may be held strictly liable for all costs and liabilities relating to such hazardous substances. We have obtained a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted by independent environmental consultants on each of our properties and, in certain instances, have conducted additional investigation, including a Phase II environmental assessment. Furthermore, we have adopted a policy of conducting a Phase I environmental study on each property we acquire and an additional investigation as warrant.

We believe that we are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, we have not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of our properties.

Employees

As of June 21, 2018, the Company did not have any employees. Rather, the Company relies on employees of the Advisor and its affiliates, subject to the supervision of the Company's board of directors, to manage the Company's day-to-day activities, implement the Company's investment strategy and provide management, acquisition, advisory and administrative services.

Available Information

The Company is subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, as a result, files the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC from time to time. The SEC maintains a website (http://www.sec.gov) that contains the Company's annual, quarterly and current reports, proxy and information statements and other information the Company files electronically with the SEC from time to time. Access to these filings is free of charge and can be accessed on the Company's website, www.theparkingreit.com. The information on, or accessible through, the Company's website is not incorporated into and does not constitute a part of this Annual Report or any other report or document the Company files with or furnishes to the SEC from time to time.

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

Risks Related to an Investment in the Company

Shares of our common stock are illiquid. No public market currently exists for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. It will be difficult for stockholders to sell shares, and if stockholders are able to sell shares, it will likely be at a substantial discount. If we are able to list our shares on an exchange, the trading volume and market price of our common stock may be volatile and could decline substantially after listing.

There is no current public market for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. Our charter limits stockholders' ability to transfer or sell shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding capital stock or more than 9.8% in value or number, whichever is more restrictive, of the aggregate of our outstanding common stock unless exempted prospectively or retroactively by our board of directors. These restrictions may inhibit large investors from desiring to purchase stockholders shares. Moreover, our share repurchase program includes numerous restrictions that limit stockholders ability to sell shares to us, and our board of directors may amend, suspend or terminate our share repurchase program without stockholder approval upon 30 days' written prior notice. It will be difficult for stockholders to sell shares promptly or at all. If stockholders are able to sell shares, stockholders will likely have to sell them at a substantial discount to their purchase price. It is also likely that stockholders shares would not be accepted as the primary collateral for a loan.

In addition, if we are successful in listing our shares of common stock on a national securities exchange by September 30, 2018 as required by our amended credit agreement, we cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly after listing, including as a result of factors unrelated to our operating performance or prospects. Some of the factors that could negatively affect the market price or increase the volatility of our common stock after listing include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

•
equity issuances by us (including the issuances of shares of our common stock upon the redemption of all of our outstanding Series A and Series 1 preferred stock within 30 days after the initial listing date as required by our amended credit agreement), or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	the performance of other similar companies;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our key personnel;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•
increases in market interest rates, which may lead investors to seek alternative investments paying higher dividends or interest, or to demand a higher distribution yield for our common stock, and which would result in increased interest expense on our variable rate debt, if any;

•	failure to maintain our REIT qualification;

•	price and volume fluctuations in the stock market generally; and

•	general market and economic conditions, including the current state of the credit and capital markets, and political conditions.

While our board of directors may evaluate transactions providing liquidity for our stockholders from time to time, subject to then prevailing market conditions, there can be no assurance that we will effect a liquidity event. If we do not successfully implement a liquidity transaction, a stockholder may have to hold his or her investment for an indefinite period.

From time to time, subject to then prevailing market conditions, our board of directors may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) the sale of all or substantially all of our assets; (2) the sale or a merger in a transaction that would provide our stockholders with cash and/or securities of a publicly traded company, which may be an affiliate; or (3) the listing of our common stock on a national securities exchange.

To comply with our amended credit agreement covenants, we will file an application to list our common stock on a national securities exchange by July 31, 2018.  Although we will seek to obtain approval of the listing application by August 31, 2018 and complete the listing by September 30, 2018, there can be no assurance that we will cause a liquidity event to occur within such time frame or at all. If we do not successfully implement a liquidity transaction, our shares of common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their investments to cash easily and could suffer losses on their investments.

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

We were formed on May 4, 2015, and we have a limited operating history. Stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by our Sponsor or the parent of our Sponsor. Our lack of an operating history increases the risk and uncertainty that stockholders face in making an investment in our shares.

We have experienced net losses in the past, and we may experience additional net losses in the future.
Historically, we have experienced net losses (calculated in accordance with GAAP), and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our net losses, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report and our accompanying consolidated financial statements and notes thereto.
Our cash distributions are not guaranteed and may fluctuate.
As previously disclosed, our board of directors unanimously authorized a suspension of our cash distributions and stock dividends to holders of our common stock, effective as of March 22, 2018. Our board is focused on preserving capital in order to maintain sufficient liquidity to continue to operate the business and maintain compliance with debt covenants, including minimum liquidity covenants and to seek to enhance our value for stockholders through potential future acquisitions. We expect that cash retained by the suspension of cash distributions will allow us to continue to pursue investment opportunities while also preparing for a possible liquidity event in the future. Our board will continue to evaluate our performance and expects to assess our distribution policy quarterly.  There can be no assurance that we will resume payment of distributions to common stockholders at any time in the future, that any acquisitions will be completed on an attractive basis, or at all, or that any liquidity event will occur or when such event may occur.

In determining whether to authorize a resumption in the payment of distributions to common stockholders or make such future distributions and the amounts, our board of directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot assure you that we will consistently be able to generate sufficient available cash flow to resume distributions on our common shares nor can we assure you that sufficient cash will be available to resume distributions to you. With limited prior operations, if we resume distributions, we cannot predict the amount of distributions you may receive, and we may be unable to pay, maintain or increase distributions over time. Our inability to acquire additional properties or make real estate-related investments or operate profitably may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions on our shares.

We have paid, and may continue to pay, our distributions from sources other than cash flow from operations, which has reduced the funds available for the acquisition of properties and may reduce our stockholders' overall return.

As of December 31, 2017, we have paid all of our cash distributions from sources other than cash flow from operations, including proceeds from issuance of our Common Stock Offering or under our distribution reinvestment plan. Our organization documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets. We have not placed a cap on the use of offering or other proceeds to fund distributions. Our distribution policy is to fund the payment of regular distributions to our stockholders from cash flow from our operations.  However, we may not generate sufficient cash flow from operations to fund distributions.  Therefore, we may need to continue to utilize proceeds from the sale of securities, borrow funds or request that our Advisor, in its discretion, defer its receipt of fees and reimbursement of expenses in order to make cash distributions. We can give no assurance that we will be able to pay distributions solely from our funds from operations in the future. If we continue to pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and stockholder overall return may be reduced.

Because we have paid, and may continue to pay, our cash distributions from sources other than cash flow from operations, such distributions may not reflect the current performance of our real property investments or our current operating cash flows and may constitute a return of capital or taxable gain from the sale or exchange of property.
Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we have utilized offering proceeds to make cash distributions. Because the amount we pay out in distributions may exceed our cash flow from operations, the amount of distributions paid at any given time may not reflect the current performance of our real property investments or our current cash flow from operations. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of capital (rather than a return on capital) and could reduce a stockholder's basis in our common stock. A reduction in a stockholder's basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder. In addition, in the event that we are unable to consistently fund monthly distributions to stockholders entirely from our cash flow from operations, the value of a stockholder's shares upon any future listing of our common stock, the sale of our assets or any other liquidity event may be reduced.

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

Our Sponsor and its other affiliated entities also rely on the Advisor's real estate, finance and securities professionals, including Michael V. Shustek, to identify investment opportunities. To the extent that the Advisor's real estate, finance and securities professionals face competing demands upon their time in instances when we have capital ready for investment, we may face delays in execution of our investment strategy. Delays we encounter in the selection and acquisition of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns.
Our future results will suffer if we do not effectively manage our expanded portfolio and operations.
As discussed above, we entered into the Merger Agreement with MVP I, Merger Sub, the Advisor and us, pursuant to which, on December 15, 2017, MVP I was merged with and into Merger Sub, and the Merger was thus consummated and became effective on such date.

Following the consummation of the Merger, we have an expanded portfolio and operations and, subject to market conditions, the availability of capital and other factors, we intend to continue to expand our operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon the Advisor's ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

We may change our targeted investments and investment guidelines without stockholder consent.

Our board of directors may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments in our current portfolio.  Changes to our investment guidelines must be approved by our board of directors, including a majority of our independent directors. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of shares of our common stock and our ability to make distributions to stockholders.

The value of a share of our common stock may be diluted if we continue to pay stock dividends.

Our board of directors has authorized and declared, and may continue to authorize and declare, special stock dividends if and when the Company elects to resume the payment of distributions to our common stockholders. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. With the declaration of stock dividends, early investors will receive more shares for the same cash investment than later investors. Because they own more shares, upon our sale or liquidation, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock dividends, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.

Any adverse changes in the Advisor's financial condition or our relationship with the Advisor or its affiliates could hinder our operating performance and the return on investment.

We have engaged the Advisor to manage our operations and our portfolio of real property investments. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the Advisor and its affiliates as well as the Advisor's real estate, finance and securities professionals in the identification and acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. We also depend upon VRM I and VRM II, the owners of the Advisor, to continue to support and fund our costs and expenses. Any adverse changes in the Advisor's financial condition or our relationship with the Advisor, its owners or its other affiliates could hinder the Advisor's ability to successfully manage our operations and our portfolio of investments.   If the Advisor and its affiliates, including VRM I and VRM II, are unable to meet their obligations, we might be required to find a successor advisor, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.

Legal matters involving Mr. Shustek or entities controlled by or affiliated with Mr. Shustek could adversely affect our relationship with our Advisor and distract our officers from attending to the Company's business, either of which could have a material adverse effect on the Company.

The Financial Industry Regulatory Authority, Inc. ("FINRA") is currently conducting an investigation of MVP American Securities ("AMS"), a firm that was previously a registered broker-dealer.  AMS is indirectly owned by Michael Shustek, our Chairman and Chief Executive Officer, who was also a registered principal of AMS.  AMS, acting primarily in a wholesaler capacity, participated in the sale of our shares in connection with our initial public offering and in connection with the initial public offering of MVP REIT I.  FINRA has stated that the investigation is to determine if there have been violations of the federal securities laws or the rules of FINRA and other self-regulatory organizations. However, FINRA has not identified the specific potential violations that are the focus of the investigation.

A number of the information requests received by AMS from FINRA relate to compliance with the limitations in FINRA rules on underwriting compensation and offering and organizational expenses. The Company believes that aggregate underwriting compensation in its initial public offering and the initial public offering of MVP REIT I, as computed in accordance with FINRA rules, exceeded the applicable limits permitted by FINRA rules.  However, MVP REIT I only paid slightly in excess of 3% of its offering proceeds for underwriting compensation and the Company did not pay any portion of such expenses. The bulk of the underwriting compensation was paid by the Sponsor or the Advisor.  The Company does not believe that its total offering and organizational expenses or the offering and organizational expenses of MVP REIT I exceeded the applicable limits. The FINRA investigation is continuing, and the Company cannot predict its outcome.  However, it is possible that FINRA will seek to impose penalties on AMS and/or its registered principals.

As previously disclosed, in February 2018, the audit committee (the "Audit Committee") of our board of directors engaged independent legal counsel to conduct an internal investigation arising from the Audit Committee's receipt of allegations from an employee of the Advisor, regarding possible wrongdoing by our Chairman and Chief Executive Officer, relating to potentially inaccurate disclosures by AMS to FINRA in connection with the FINRA investigation, and potential inaccuracies in personal financial statements of Mr. Shustek that were provided to one or more of the Company's lenders in connection with mortgage loans or guarantees where Mr. Shustek is a personal non-recourse carve-out guarantor.  The allegations of possible wrongdoing did not involve the Company's financial statements or accounting procedures.  The Audit Committee commenced the internal investigation and engaged independent legal counsel promptly upon becoming aware of the allegations.

 On April 27, 2018, the Audit Committee concluded its internal investigation and reported to our board of directors on the matters raised by the Advisor's employee as well as certain recommendations made by the Audit Committee.  Based upon the information made available to it, the Audit Committee determined that Mr. Shustek did not exercise proper judgment and appropriate oversight in connection with the initial submission of underwriting compensation information to FINRA and the CEO's personal financial statements to the Company's lenders, which resulted in the submission of inaccurate information to FINRA and the Company's lenders.  As part of its analysis, the Audit Committee also took into consideration the fact that (i)  AMS had corrected the information provided to FINRA regarding underwriting compensation before the Advisor's employee made the report to the Audit Committee and (ii) Mr. Shustek provided corrected updated personal financial statements to the Company's lenders upon being made aware of the inaccuracies in the previously submitted personal financial statements.

In addition, in May 2016, VRM II reported in its quarterly report on Form 10-Q that it had recently learned its federal income tax return for 2013 incorrectly reported income that it had not received.  The tax return, which was prepared by an outside accounting firm, reported income of approximately $11,137,000, which had the effect of erroneously reducing VRM II's net operating losses ("NOLs") by approximately $11,000,000.  In early 2016, upon becoming aware of the inaccuracies contained in the 2013 federal income tax return, VRM II filed corrected tax returns and immediately terminated its relationship with the outside accounting firm.

The outside accounting firm that had prepared the tax return provided bookkeeping and tax accounting services to VRM II and its affiliates, including the Company, but was not engaged as the outside auditor for VRM II or the Company.  Prior to February 27, 2015 various employees of an affiliate of the outside accounting firm acted as the chief financial officer for the Company and MVP REIT I.  In addition, a manager of the accounting firm served as President of MVP REIT I from January 2016 to March 2016.

VRM II's audit committee, with the assistance of its outside counsel, conducted a review of the matter.  The review was limited by the fact that certain individuals associated with the outside accounting firm were not willing to speak with the audit committee or its counsel.  Based on the information available to it, the audit committee concluded that VRM II's tax return for 2013 was changed by persons associated with the outside accounting firm, without the authorization or involvement of any officers or employees of VRM II.

The Company is aware that certain persons associated with the outside accounting firm have been indicted on matters unrelated to the Company, VRM II or any of their affiliates These individuals include a former director of MVP REIT I, who resigned his position as a director of the Company and its affiliates in February 2016, and the Company's former Chief Financial Officer, who was employed by the Company beginning in March 8, 2013 and ending on February 27, 2015. The Company believes that criminal and civil investigations are continuing with respect to such individuals and other persons associated with the outside accounting firm.  No individual currently associated with the Company, the Advisor or their affiliates has been notified that they are targets or subjects of any such investigation.  However, we can give no assurances regarding the future course of the investigation.

The pendency of investigations or legal proceedings involving AMS, or any of the current officers or employees of the Advisor could harm the reputation of the Company and may distract our management from attending to the Company's business.  The adverse publicity arising out of the pendency of such investigations or proceedings, or concerns about the distraction resulting from such matters, could result in the independent members of our board of directors determining that it is necessary or appropriate to terminate our relationship with the Advisor.  Termination of the Advisor, the loss of key personnel of our Advisor or circumstances causing such personnel to otherwise become unavailable to manage our business, would result in the loss of experience, skill, resources, relationships and contacts of individuals that we believe are  important to our investment and operating strategies.    Moreover, in the event that the Amended and Restated Advisory Agreement is terminated for any reason, we are prohibited under the Amended and Restated Advisory Agreement from soliciting or hiring the employees of the Advisor or any of its affiliates for one year after such termination, and we may need to pay the Advisor significant amounts to waive such prohibition.  Additionally, if we are unable to hire certain key officers and employees of our Advisor to internally manage the Company, we would need to engage a new advisor to perform the functions currently performed by the Advisor, and there can be no assurances that we would be successful in identifying and engaging a new advisor timely or on terms similar those in the Amended and Restated Advisory Agreement or that the new advisor would successfully manage our business.  These investigations could inhibit the Company's ability to attract any equity, or the amount of equity capital required to meet its lender obligations.  Furthermore, these investigations could adversely affect the valuation the Company.

Commencing on May 29, 2018, if we resume our share repurchase plan, we will base the repurchase prices for shares of our common stock at a price equal to our NAV per share. Our NAV will be based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our NAV per share may not reflect the amount that a stockholder might receive for his or her shares in a market transaction.

Commencing on May 29, 2018 (the "Valuation Date"), if we resume our share repurchase plan, we will base the repurchase prices for shares of our common stock on our NAV per share. On May 29, 2018, we announced an estimated NAV of approximately $161.2 million or $24.61 per common share as of May 29, 2018. The Advisor will be responsible for calculating our NAV no less frequently than annually. Our NAV will be calculated by estimating the market value of our assets and liabilities, many of which may be illiquid. Our board of directors will review the Advisor's NAV calculation. In connection with our NAV calculation, we expect that an independent valuation expert will appraise our portfolio and that the Advisor will review each appraisal. The Advisor will also determine the valuation of our portfolio and will compare each appraisal to its own determinations. If in the Advisor's opinion the appraisals are materially higher or lower than the Advisor's determinations of value, the Advisor will discuss the appraisals with the independent valuation expert. If the Advisor determines that the appraisals are still materially higher or lower than its valuations, a valuation committee, comprised of our independent directors, will review the appraisals and valuations, and make a final determination of value. Although the valuations of our portfolio will be approved by our board of directors, the valuations may not be precise because the valuation methodologies used to value a portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit existing stockholders or new purchasers of our shares of common stock.

A stockholder's ability to have his or her common shares repurchased is limited under our share repurchase program, and if a stockholder is unable to have his or her common shares repurchased, it may be at a price that is less than the price the stockholder paid for the common shares and the then-current market value of the common shares.

On May 29, 2018, our board of directors suspended our share repurchase program, or SRP, other than for repurchases in connection with a shareholder's death.  Our board may in the future reinstate the SRP, although there is no assurance as to if or when this will happen.  Even if we reinstate our SRP, our SRP contains significant restrictions and limitations. For example, stockholders must generally hold their shares for a minimum of two years before they can participate in our SRP. Further, we presently intend to limit the number of shares to be repurchased during any calendar quarter to not more than 5% of the weighted average of the number of shares of our common stock outstanding on December 31st of the prior calendar year. Repurchases will be funded solely from the net proceeds from the sale of shares under the Company's distribution reinvestment plan ("DRIP") in the prior calendar year. Our board of directors may also limit the amounts available for repurchase at any time in its sole discretion. In addition, our board of directors may, in its sole discretion, amend, suspend or terminate the SRP at any time upon 30 days' prior notice. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination of our SRP.

As a result of these limitations, the repurchase price a stockholder may receive upon any such repurchase may not be indicative of the price our stockholders would receive if our common shares were actively traded or if we were liquidated, and a stockholder should not assume that he or she will be able to sell all or any portion of his or her common shares back to us pursuant to our SRP, if we elect to resume the SRP, or to third parties at a price that reflects the then current market value of the common shares or at all.

We disclose funds from operations ("FFO"), a non- GAAP financial measure, in communications with investors, including documents filed with the SEC; however, FFO is not equivalent to our net income or loss as determined under GAAP, and our computation of FFO may not be comparable to other REITs.

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations determined under GAAP. Cash generated from operations is not equivalent to our net income from continuing operations as determined under GAAP. One non- GAAP supplemental performance measure that we consider due to the certain unique operating characteristics of real estate companies is known as FFO. The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, promulgated this measure, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In addition, NAREIT has recently clarified its computation of FFO, which includes adding back real estate impairment charges for all periods presented; however, under GAAP, impairment charges reduce net income. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent.

The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs nor is it indicative of liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance. Management uses the calculation of FFO for several reasons. We use FFO to compare our operating performance to that of other REITs. Additionally, we compute FFO as part of our acquisition process to determine whether a proposed investment will satisfy our investment objectives.

The historical cost accounting rules used for real estate assets require, among other things, straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical cost accounting for depreciation may be less informative than FFO. We believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our operating performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs.

However, FFO should not be construed to be equivalent to or a substitute for the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non- GAAP FFO measures and the adjustments to GAAP in calculating FFO. Furthermore, FFO is not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations calculated in accordance with GAAP, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.

FFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. The exclusion of impairments limits the usefulness of FFO as a historical operating performance measure since an impairment indicates that the property's operating performance may have been permanently affected. FFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO.

Future securities class action lawsuits, governmental investigations and regulatory oversight may result in increased expenses or harm our financial results.

As a result of regulatory inquiries or other regulatory actions, we, our Advisor or its personnel may become subject to lawsuits. Our ability to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

We, our Advisor and its personnel may be subject to regulatory inquiries, which could continue to result in costs and personnel time commitment to respond. We, our Advisor and its personnel may also be subject to additional investigations and action by governing regulatory agencies as a result of our activities, which could result in costs to respond and fines or changes in our business practices, any of which could have a material adverse effect on our financial condition, results of operations, liquidity and capital resources and cash flow.

We depend on our Advisor to manage our affairs.  The loss of key personnel by our Advisor or a disruption in our relationship with the Advisor could have a material adverse effect upon our ability to conduct and manage our business.

We depend upon our Advisor and its personnel to manager our business.  Our future success depends in large part on the Advisor's ability to hire and retain a sufficient number of qualified personnel.

The loss of services of one or more members of the  Advisor's key personnel, or the Advisor's inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, parking facility operators and managers and other industry personnel, which could materially adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders and the value of our common stock.

We have the right to terminate the Advisor's services upon 60 days' notice.  However, if we terminate the Advisor, we are contractually bound not to hire its personnel without the Advisor's consent for a period of one year from the date of termination. This restriction could make it difficult for us to conduct operations after termination of the Advisor, and may act as a constraint on our authority to terminate the Advisor.

We will face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems.

We will face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology, or IT, networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems will be essential to the operation of our business and our ability to perform day-to-day operations, and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.

Risks Related to Our Investments

We may acquire properties in parts of the United States and Canada where we do not have extensive experience.

We intend to explore acquisitions of properties throughout the United States and Canada. We may not possess familiarity with the dynamics and prevailing conditions of any geographic market we enter, which could adversely affect our ability to successfully expand into or operate within those markets. For example, markets may have different insurance practices, reimbursement rates and local real estate, zoning and development regulations than those with which we are familiar. We may find ourselves more dependent on third parties in new markets because our distance could hinder our ability to directly and efficiently identify suitable investments or manage properties in distant markets. We may not be successful in identifying suitable properties or other assets which meet our acquisition or development criteria or in consummating acquisitions or investments on satisfactory terms or at all for a number of reasons, including, among other things, unsatisfactory results of our due diligence investigations, failure to obtain financing on acceptable terms for the acquisition or development and our misjudgment of the value of the opportunities. We may also be unable to successfully integrate the operations of acquired properties, maintain consistent standards, controls, policies and procedures or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all. If we are unsuccessful in expanding into new markets, it could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our revenues will be significantly influenced by demand for parking facilities generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

We have decided that the focus for our portfolio of investments and acquisitions will be parking facilities. A decrease in the demand for parking facilities, or other developments adversely affecting such sectors of the property market would likely have a more pronounced effect on our financial performance than if we owned a more diversified real estate portfolio.  If adverse economic conditions reduce discretionary spending, business travel or other economic activity that fuels demand for parking services, our revenues could be reduced. In addition, our parking facilities tend to be concentrated in urban areas. Users of our parking facilities include workers who commute by car to their places of employment in these urban centers. The return on our investments could be materially adversely affected to the extent that weak economic conditions or demographic factors result in the elimination of jobs and high unemployment in these urban areas. In addition, increased unemployment levels, the movement of white-collar jobs from urban centers to suburbs or out of North America entirely. Increased office vacancies in urban areas, movement toward home office alternatives or lower consumer spending could reduce consumer demand for parking, which could adversely impact our revenues and financial condition. Moreover, changing lifestyles and technology innovations also may decrease the need for parking spaces, thereby decreasing the demand for parking facilities. The need for parking spaces, for example, may decrease as the public increases its use of livery service companies and ride sharing companies or elects to take public transit for their transportation needs. Future technology innovations, such as driverless vehicles, also may decrease the need for parking spaces. It is also possible that cities could enact new or additional measures such as higher tolls, increased taxes and vehicle occupancy requirements in certain circumstances, to encourage car-pooling and the use of mass transit, all of which could adversely impact the demand for parking.  Weather conditions, such as hurricanes, snow, flooding or severe weather storms, and other natural disasters and acts of terrorism could also disrupt our parking facilities and further reduce the demand for parking.  These and other developments affecting the demand for parking could have a material, adverse effect on the value of our properties as well as our revenues and our distributions to stockholders.

Any parking facilities we acquire or invest in will face intense competition, which may adversely affect rental and fee income.

We believe that competition in parking facility operations is intense. The relatively low cost of entry has led to a strongly competitive, highly fragmented market consisting of competitors ranging from single facility operators to large regional and national multi-facility operators, including several public companies. In addition, any parking facilities we acquire may compete with building owners that provide on-site paid parking. Many of the competitors have more experience than we do in owning and operating parking facilities. Moreover, some of our competitors will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for parking facilities, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our parking fee revenues.

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

Our leases expose us to certain risks.

We net lease our parking facilities to lessees that will either offer parking services to the public or provide parking to their employees. We rely upon the lessee to manage and conduct the daily operations of the facilities. In addition, under a net lease arrangement, the lessee is generally responsible for taxes and fees at a leased location. The loss or renewal on less favorable terms of a substantial number of leases, or a breach, default or other failure to perform by a lessee under a lease, could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the rental income associated with the leases (or an increase in anticipated expenses to the extent we are responsible for such expenses) also could have a material adverse effect on our business, financial condition and results of operations.

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

The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters such as hurricanes, earthquakes and floods;
•	acts of war or terrorism, including the consequences of terrorist attacks;
•	adverse changes in national and local economic and real estate conditions;
•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•	costs of remediation and liabilities associated with environmental conditions affecting properties; and
•	the potential for uninsured or underinsured property losses.
Our potential investments in real estate secured loans will be subject to risks typically associated with such investments.
Although we expect to continue investing predominantly in parking facilities, we also expect to continue one of MVP I's investment strategies of seeking investments in real estate secured loans as potential non-core assets to supplement our investment portfolio. Any such investments will be subject to risks typically associated with real estate secured loans, including, but not limited to, the following:

•
Real estate secured loans are secured by real property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired.

•
Any real estate secured loans we may invest in will be at risk of defaults caused by conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We will not know whether the values of the property securing the real estate secured loans will remain at the levels existing on the dates of acquisition of such loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

•
In the event of any default under a real estate secured loan held by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of such loan, which could have a material adverse effect on our cash flow from operations.

•
Foreclosure of a real estate secured loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed loan. In addition, if we acquire property by foreclosure following defaults under any of our real estate secured loans, we will have the economic and liability risks as the owner, including, among other things, insurance costs, costs of maintenance and taxes relating to any property acquired through the foreclosure process.

•	Any real estate secured loans we make will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates.
•	Returns on any loan investments may be limited by costs incurred to comply with extensive regulation imposed by federal, state and local authorities and judicial and administrative decisions.

A small number of our parking tenants account for a significant percentage of our total rental revenues, and the failure of any of these tenants to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations.

The successful performance of our investments is materially dependent on the financial stability of our parking tenants. We had 14 parking tenants as of December 31, 2017. Approximately 69.5% of our parking rental revenues for the year ended December 31, 2017 were generated by only two of those tenants, SP+ (54.8%) and iPark Services (12.9%). Rent payment defaults by SP+, iPark Services or other significant tenants or declines in their operating performance could materially and adversely affect our business, financial condition and results of operations. In the event of a payment default by one or more of our significant parking tenants, including SP+ and iPark Services, we may experience delays in enforcing our rights and may incur substantial costs in protecting our investments and re-leasing our parking facilities. Further, we cannot assure you that we will be able to re-lease the parking facilities for the rent previously received, or at all, or that lease terminations will not cause us to sell the facilities at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial condition, results of operations.

Competition with third parties in acquiring and operating our investments may reduce our profitability and the return on a stockholder's investment.

We have significant competition with respect to our acquisition of assets with many other companies, including other REITs, owners and managers of parking facilities, private investment funds, hedge funds and other investors, many of which have greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments, our returns will be lower, and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, a stockholder may experience a lower return on his or her investment.

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

Real property is subject to real property taxes that may increase as tax rates change and as real property is assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases in property taxes, are charged to the lessees as an expense related to the real property that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Our parking facilities also may be subject to sales and parking taxes and, to the extent we are unable to require compliance by our lessee or manager of such regulations, or to the extent a lessee or manager fails to comply with such regulations, we may be obligated to withhold and remit such taxes, or a direct assessment may be imposed upon us for failure to remit sales/parking taxes or failure to file the appropriate tax return.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect stockholder returns.

Our real properties may incur casualty losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance real property we may hold. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real property incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure stockholders that funding will be available to us for repair or reconstruction of damaged real property in the future.

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

From time to time, we may seek to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

Our costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, operations of our parking facilities and other tenant operations, the existing condition of land when we buy it, operations in the vicinity of our real property, such as the presence of underground storage tanks, oil leaks and other vehicle discharge, or activities of unrelated third parties may affect our real property. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real property, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.

Real property investments may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or cost for remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can allegedly cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our real property investments could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others if property damage or personal injury occurs.

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

A single lessee accounted for a significant portion of our parking base rental revenue as of December 31, 2017. See "Item 1. Business–Investment Strategy–Concentration" for more information.  The inability of any of our significant lessee or parking managers to pay rent or fees, as applicable, or a decision by a significant lessee or parking manager to terminate a lease or management agreement prior to, or at the conclusion of, their term or any other loss of a significant lessee or parking manager could have a significant negative impact on our results of operations or financial condition if a suitable replacement lessee or manager is not secured in a timely manner. The bankruptcy, insolvency or other loss of a significant lessee or parking facility manager may have an adverse impact on our income and our ability to pay distributions to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant's bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

Some of our assets will be classified for accounting purposes as "available-for-sale." These investments are carried at estimated fair value, and temporary changes in the market values of those assets will be directly charged or credited to stockholders' equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.

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

Risks Related to Our Financing Strategy

We may not be able to access financing sources on attractive terms or at all, which could adversely affect our ability to execute our business plan.

We have and intend to continue to finance our assets with outside capital. We may also periodically use short-term financing to complete planned development projects, perform renovations to our properties, make stockholder distributions or share redemptions in periods of fluctuating income from our properties.

Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general market conditions;
•	a financing source's view of the quality of our assets;
•	a financing source's perception of our financial condition and growth potential; and
•	our current and potential future earnings and cash distributions.

We do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient capital on acceptable terms, our businesses and our ability to operate could be materially adversely impacted.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions, expose us to the risk of default under our debt obligations and decrease the value of a stockholder's investment.

Our charter does not limit us from incurring debt until our borrowings would exceed 300% of our net assets. Further, we can increase our borrowings in excess of 300% of our net assets if a majority of our independent directors approve such increase and the justification for such excess borrowing is disclosed to our stockholders in our next quarterly report. Our board of directors is required to review our debt levels at least quarterly. High debt levels and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flows may be insufficient to meet our required principal, interest charges and debt service payments;
•
we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs or to capitalize upon emerging acquisitions ;

•	we may be unable to refinance our debt at maturity or the refinancing terms may be less favorable than the terms of our original debt;
•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, investment acquisition opportunities, stockholder distributions or other purposes;

•	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject under our debt agreements;
•
we may default on our obligations, in which case the lenders or mortgagees may have the right to foreclose on any properties that secure the loans or collect rents and other income from our properties;

•
we may violate restrictive covenants in our loan documents, which would result in events of default under our loan documents that may entitle the lenders to accelerate our debt obligations or reduce our ability to pay, or prohibit us from paying, distributions to our stockholders;

•	our default under any loan with cross default provisions could result in a default on other outstanding debt; and
•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will outpace increases in financing costs.

If any one of these events were to occur, our financial condition, results of operations and cash flows and ability to operate could be materially adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code and limit the amount of cash we have available to distribute, which could result in a decline in the value of a stockholder's investment.

We expect to use credit facilities to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.

On December 29, 2017, we, through our Operating Partnership, entered into a credit agreement with KeyBank, National Association as the administrative agent and KeyBanc Capital Markets as the lead arranger.  Pursuant to the credit agreement, we were provided with a $50 million senior secured revolving credit facility.  The credit facility is comprised of a borrowing base revolving credit facility with a maturity date of January 3, 2021, subject to two one-year extensions, and a working capital revolving credit facility with a maturity date of January 4, 2019. The credit facility contains an accordion feature that allows our Operating Partnership, subject to certain conditions, to obtain in the aggregate up to $350 million in revolving or term loan commitments. The credit agreement is collateralized by first priority or equivalent security interests in the capital stock of, or other equity interests in, certain of our subsidiaries.

We have used a portion of this credit facility to refinance our prior $30 million revolving credit facility and $6 million bridge loan facility, and expect to use this credit facility and potential other credit facilities to finance some of our investments and for working capital and general corporate purposes. In a weakening economic environment, we would generally expect credit quality to decline, resulting in a higher likelihood that the lenders would require partial repayment from us, which could be substantial. Posting additional collateral to support our credit facilities could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, which could have a material adverse effect on our business and operations.

Lenders have required and may continue to require us to enter into restrictive covenants relating to our operations, which could limit our flexibility to achieve our investment objectives and our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage, or replace the Advisor or members of our management team. In addition, loan documents may limit our ability to replace a property's property manager or terminate certain operating or lease agreements related to a property. For example, our existing credit agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make certain dividends and related distributions, prepay certain debt, engage in affiliate transactions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions, and dispose of assets or subsidiaries. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and could result in us being limited in the amount of distributions we would be permitted to make on our common stock.

If we breach covenants under our existing credit facility and other indebtedness, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect our financial condition, results of operations and cash flows.

In addition to customary representations, warranties, covenants, and indemnities, our existing credit agreement requires us to comply with various financial covenants, including a maximum consolidated leverage ratio,  minimum fixed charge coverage ratio, minimum tangible net worth, maximum secured debt ratio, maximum secured recourse debt ratio, maximum unhedged variable rate debt, maximum payout ratio, minimum liquidity and minimum pool properties, in each case, as defined and measured at the end of each calendar quarter in accordance with our existing credit agreement.

In June 2018, we entered into an amendment and waiver to our existing credit agreement.  As further described in the section entitled, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources," pursuant to the amendment and waiver, among other things, the Lenders agree to waive the Borrowers' breach of the fixed charge coverage ratio for the period ended March 31, 2018, and the Borrowers' requirement to comply with the fixed charge coverage ratio for the period ended June 30, 2018 and September 30, 2018, and the Guarantor's breach of the financial reporting obligations under the credit agreement for the periods ended December 31, 2017 and March 31, 2018.

We expect to be in compliance with all covenants under our existing credit agreement, as amended, upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2018 with the SEC.

Our failure to comply with any of the above covenants in future periods, as well as the other covenants under our existing credit agreement described above, will constitute an event of default under our existing credit agreement and, if not cured or waived, will likely result in:

•
acceleration of all of our debt under our existing credit facility (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all;

•	our inability to borrow unused amounts under our existing credit facility and other financing arrangements, even if we are current in payments on borrowings under those arrangements; and/or
•	the loss of some or all of our assets to foreclosure or sale.

Further, our existing credit agreement contains cross default provisions, which could result in a default on our other outstanding debt.

Any such event of default, termination of commitments, acceleration of payments due to the lenders under our existing credit agreement, cross-default under our other outstanding debt, or foreclosure of our assets would have a material adverse effect on our financial condition, results of operations and cash flows and ability to continue to operate and make distributions to our stockholders. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets.  A default could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.  It is also possible that we could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs to us.

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

Interest rates have begun to increase, which could increase the amount of our debt payments and negatively impact our operating results.

Interest we pay on our debt obligations will reduce cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs and increase the cost of refinancing existing debt and issuing new debt, which could limit our growth prospects, reduce our cash flows and our ability to make distributions to stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. The effect of prolonged interest rate increases could materially adversely impact our ability to make acquisitions and develop properties.

Failure to hedge effectively against interest rate changes may materially adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

We currently have, and may incur in the future, debt that bears interest at variable rates. An increase in interest rates would increase our interest costs to the extent we have not effectively hedged against such increase, which could adversely affect our cash flows and results of operations. Subject to our qualification and maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"), we may manage and mitigate our exposure to interest rate risk attributable to variable-rate debt by using interest rate swap arrangements, interest rate cap agreements and other derivatives. The goal of any interest rate management strategy that we may adopt is to minimize or eliminate the effects of interest rate changes on the value of our assets, to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of financing such assets. However, these derivatives themselves expose us to various risks, including the risk that: (i) counterparties may fail to honor their obligations under these arrangements; (ii) the credit quality of the counterparties owing money under these arrangements may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transactions; (iii) the duration of the hedging transactions may not match the duration of the related liability; (iv) these arrangements may not be effective in reducing our exposure to interest rate changes; and (v) these arrangements may actually result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

Certain loans are and may be secured by mortgages on our properties and if we default under our loans, we may lose properties through foreclosure.

We have obtained, and intend to continue to obtain, loans that are secured by mortgages on our properties, and we may obtain additional loans evidenced by promissory notes secured by mortgages on our properties. As a general policy, we will seek to obtain mortgages securing indebtedness which encumber only the particular property to which the indebtedness relates, but recourse on these loans may include all of our assets. If recourse on any loan incurred by us to acquire or refinance any particular property includes all of our assets, the equity in other properties could be reduced or eliminated through foreclosure on that loan. If a loan is secured by a mortgage on a single property, we could lose that property through foreclosure if we default on that loan. We may also give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. In addition, for tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. Further, if we default under a loan, it is possible that we could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs to us which could affect distributions to stockholders or lower our working capital reserves or our overall value.

Risks Related to Conflicts of Interest

Our executive officers and the Advisor's key real estate, finance and securities professionals will face conflicts of interest caused by our compensation arrangements with the Advisor and its affiliates, which could result in actions that are not in the long-term best interests of our company.

Our executive officers and the Advisor's key real estate, finance and securities professionals are also officers, directors, managers and/or key professionals of our Sponsor, our affiliated selling agent and other affiliated entities. The Advisor, our affiliated selling agent and other affiliated entities receive substantial fees from us. These fees could influence the advice given to us by the key personnel of the Advisor and its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•
the continuation, renewal or enforcement of our agreements with the Advisor, our affiliated selling agent and other affiliated entities, including the Amended and Restated Advisory Agreement and the selling agreements with our selling agents;

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

•	real property sales, since the asset management fees payable to the Advisor will decrease;
•	sales of real property, which entitle the Advisor to disposition fees;
•	borrowings to acquire investments, which borrowings will increase the asset management fees payable to the Advisor;
•
determining the compensation paid to employees for services provided to the Company, which could be influenced in part by whether the Advisor is reimbursed by the Company for the related salaries and benefits;

•
if the Company seeks to internalize management functions, which internalization could result in the Company retaining some of the Advisor's and its affiliates' key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of the Advisor to purchase the assets and operations of the Advisor and its affiliates; and

•
if and when the Company seeks to list its common stock on a national securities exchange, sell or transfer substantially all of its assets, stock or business, or complete another liquidity event, which could be influenced in part by the reimbursements and other payments, if any, that the Advisor may seek in connection with any such liquidity event

The fees the Advisor receives in connection with transactions involving the acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. Additionally, the payment of certain fees may influence the Advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In evaluating investments and other management strategies, the opportunity to earn fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates' compensation from us and other affiliates could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay distributions to stockholders or result in a decline in the value of their investment.

In addition, the fees being paid to the Advisor, our affiliated selling agent and other affiliates for services they provide for us were not determined of an arm's length basis. As a result, the fees have been determined without the benefit of arm's length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

The Advisor's real estate, finance and securities professionals acting on behalf of the Advisor will face competing demands relating to their time, and this may cause our operations and a stockholder's investment to suffer.

Our Sponsor and other affiliated entities rely on many of the same real estate, finance and securities professionals as the Advisor, including Mr. Shustek, for the day-to-day operation of our business. Mr. Shustek is also an executive officer of other affiliated entities. As a result of his interests in other affiliated entities and the fact that he engages in and will continue to engage in other business activities on behalf of himself and others, Mr. Shustek will face conflicts of interest in allocating his time among us, our Sponsor and other affiliated entities and other business activities in which he is involved. These conflicts of interest could result in declines in the returns on our investments and the value of a stockholder's investment.

The Advisor may have conflicting fiduciary obligations if we enter into joint ventures or engage in other transactions with its affiliates. As a result, in any such transaction we may not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.

We have co-invested in property together with one or more of our affiliates, including with the owners of the Advisor, VRM I and VRM II. We may make additional co-investments in real estate or real estate-secured loans with our affiliates or through a joint venture with their affiliates. In these circumstances, the Advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.

Our executive officers and the Advisor's key real estate, finance and securities professionals face conflicts of interest related to their positions and interests in our affiliates, which could hinder our ability to execute our business strategy and to generate returns to stockholders.

Our executive officers and the Advisor's key real estate, finance and securities professionals are also executive officers, directors, managers and key professionals of AMS and/or other affiliated entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) the timing and terms of the investment in or sale of an asset, (c) development of our properties by affiliates of the Advisor, (d) investments with affiliates of the Advisor, (e) compensation to the Advisor and its affiliates, and (f) our relationship generally with the Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

Further, our directors and officers, our Sponsor, the Advisor, Mr. Shustek and any of their respective affiliates, employees and agents are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition or sale of real estate investments or that otherwise compete with us.

We may purchase real property and other real estate-related assets from third parties who have existing or previous business relationships with affiliates of the Advisor, and, as a result, in any such transaction, we may not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.

We may purchase real property and other real estate-related assets from third parties that have existing or previous business relationships with affiliates of the Advisor. The officers, directors or employees of the Advisor and its affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third parties.
Provisions in the Amended and Restated Advisory Agreement may discourage the Advisor from selling or acquiring properties.
While our prior Advisory Agreement provided for the payment of certain acquisition and disposition fees in connection with certain purchases and sales of assets, our Amended and Restated Advisory Agreement, which became effective upon consummation of the Merger, removes these provisions and instead provides only for the payment to the Advisor of asset management fees. Thus, the Advisor may not pursue the acquisition of a property even if it could obtain an otherwise favorable purchase or sale price for such property.

A stockholder's interest in us could be diluted and we could incur other significant costs associated with being self-managed if we internalize our management functions.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire the Advisor's assets and the personnel that the Advisor utilizes to perform services on its behalf for us. The payment of such consideration could result in dilution of a stockholder's interest and could reduce the income per share attributable to a stockholder's investment. Additionally, although we would no longer bear the costs of the various fees and expenses we expect to pay to the Advisor under the Amended and Restated Advisory Agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants. We may issue equity awards to officers, employees and consultants, which awards would decrease our net income and FFO and may further dilute a stockholder's investment. We cannot reasonably estimate the amount of advisory fees we would save or the costs we would incur if we become self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to the Advisor, our income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to our stockholders and the value of our shares.

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of cash available for us to originate or acquire assets and to pay distributions. If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, the Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become employees of the Advisor but may instead remain employees of the Sponsor or its affiliates. In addition, the Amended and Restated Advisory Agreement provides that we will not solicit or hire the employees of the Advisor or any of its affiliates during the term of the respective agreement and for a one-year period thereafter. As a result, our board of directors, including a majority of our independent directors, may determine that it is appropriate for us to pay the Advisor consideration in order to cause it to relinquish these restrictive covenants and allow us to hire certain personnel who were performing services for us prior to the internalization.  However, no transaction with our Advisor may be undertaken unless our board of directors (including a majority of the independent directors) approves the transaction as fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

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

None of us, our Operating Partnership, or any of our subsidiaries are registered or intend to register as an investment company under the Investment Company Act. Our Operating Partnership's and subsidiaries' investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we engage, through our Operating Partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our public offering ends.

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

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. We are organized as a holding company that conducts its businesses primarily through our Operating Partnership and its subsidiaries. We believe none of us, our Operating Partnership or our subsidiaries will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because none of us, our Operating Partnership or our subsidiaries will engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our Operating Partnership's wholly owned or majority-owned subsidiaries, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property.

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to herein as the 40% test. Excluded from the term "investment securities," among other things, are (i) U.S. government securities and (ii) securities issued by majority-owned subsidiaries that are (a) not themselves investment companies and (b) not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act relating to private investment companies. We believe that we, our Operating Partnership and the subsidiaries of our Operating Partnership will each comply with the 40% test as we have invested in real property, rather than in securities, through our wholly and majority-owned subsidiaries. As our subsidiaries will be investing either solely or primarily in real property, they would be outside of the definition of "investment company" under Section 3(a)(1)(C) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our Operating Partnership, which in turn is a holding company conducting its business of investing in real property through wholly-owned or majority-owned subsidiaries. We have monitored and will continue to monitor our holdings to ensure continuing and ongoing compliance with the 40% test.

Even if the value of investment securities held by one of our subsidiaries were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Section 3(c)(5)(C), as interpreted by the SEC staff, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in "mortgage and other liens on and interests in real estate," which we refer to herein as qualifying real estate assets, and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets.

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

Although we intend to monitor our portfolio periodically and prior to each investment acquisition and disposition, there can be no assurance that we, our Operating Partnership or our subsidiaries will be able to maintain this exemption from registration for us and each of our subsidiaries. If the SEC or its staff does not agree with our determinations, we may be required to adjust our activities or those of our subsidiaries.

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

Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law (the "MGCL") and our charter, our stockholders have a right to vote only on limited matters. Our board of directors' broad discretion in setting policies and our stockholders' inability to exert control over those policies increase the uncertainty and risks a stockholder faces.

Stockholder's interest in us will be diluted if we issue additional shares.

Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 100,000,000 shares of capital stock. Of the total number of shares of capital stock authorized, 98,999,000 shares are classified as common stock, par value $0.0001 per share, 1,000,000 shares are classified as preferred stock, par value $0.0001 per share, within which (i) 97,000 shares are classified and designated as Series 1 Convertible Redeemable Preferred Stock, and (ii) 50,000 shares are classified and designated as Series A Convertible Redeemable Preferred Stock, and 1,000 shares are classified as convertible stock, par value $0.0001 per share. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock), options, warrants and other rights, on such terms and for such consideration as our board of directors in its sole discretion may determine.  We may issue additional shares of common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Any such issuance could result in dilution of our stockholders' equity in us.

In particular, stockholders, including those who acquired shares of common stock in our Common Stock Offering, have no rights to buy any additional shares of stock or other securities if we issue new shares of stock or other securities. Stockholders who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, stockholders also may experience dilution in the book value and fair mark value of, and the amount of distributions paid on, their shares.

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

Under this power, our board of directors has created the Series A preferred stock and the Series 1 preferred stock, each of which ranks senior to our common stock with respect to the payment of dividends and rights upon liquidation, dissolution or winding up.  Specifically, payment of any distribution preferences on the Series A preferred stock, Series 1 preferred stock, or any future series of preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of our preferred stock are entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. Holders of our preferred stock will have the right to require us to convert their shares into shares of our common stock. The conversion of our preferred stock into common stock may further dilute the ownership interest of our common stockholders. Following a Listing Event (as defined below), we also have the right, but not the obligation, to redeem the Series A preferred stock and Series 1 preferred stock. To comply with our amended credit agreement, we will redeem all of the outstanding shares of the Series A preferred stock and Series 1 preferred stock and pay the entire redemption price in the form of shares of our common stock, within 30 days after the completion of the listing of our common stock on a national securities exchange.  We intend to file a listing application by July 31, 2018 and complete the listing by September 30, 2018, although no assurances can be given that a listing will be completed within such timeframe or at all. The redemption price per share of preferred stock is equal to $1,000 plus accrued but unpaid dividends through the date of redemption.  The number of shares of our common stock to be issued upon the redemption of the Series A preferred stock and the Series 1 preferred stock will be determined based on the volume weighed average closing price of our common stock for the 20 trading days immediately after the date of initial listing.  Accordingly, the payment of the redemption payments in the form of shares of our common stock may further dilute the ownership interest of our common stockholders.

Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our common stock. If we elect to redeem any of our preferred stock with cash, the exercise of such rights may reduce the availability of our funds for investment purposes or to pay for distributions on our common stock. A Listing Event is defined in the Articles Supplementary for the Series A preferred stock and Series 1 preferred stock as an liquidity event involving the listing of our shares of common stock on national securities exchange or a merger or other transaction in which our stockholders will receive shares listed on a national securities exchange as consideration in exchange for their shares in us.

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

The Advisor and its affiliates perform services for us in connection with the selection, acquisition and management of our investments. We pay them substantial fees for these services, which will result in immediate dilution to the value of a stockholder's investment and will reduce the amount of cash available for investment or distribution to stockholders. We may increase the compensation we pay to the Advisor subject to approval by our board of directors, including the independent directors, and other limitations in our charter, which would further dilute a stockholder's investment and the amount of cash available for investment or distribution to stockholders. We may also maintain a working capital reserve. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets. Moreover, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares of our common stock. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares of common stock are listed on a national securities exchange.

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

Our charter provides that any tender offer made by a person, including any "mini-tender" offer, must comply with most provisions of Regulation 14D of the Exchange Act. A "mini-tender offer" is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least 10 business days before initiating the tender offer. If the offeror does not comply with these requirements, no stockholder may transfer shares of our common stock to such offeror unless such stockholder shall have first offered such shares to us for purchase at the tender offer price. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with such offeror's noncompliance. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent stockholders from receiving a premium price for their shares in such a transaction.

Federal Income Tax Risks

Failure to maintain our status as a REIT could adversely affect our operations and our ability to make distributions.

We intend to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2017. Although we have received an opinion of counsel with respect to our qualification as a REIT, investors should be aware, among other things, that such opinion does not bind the Internal Revenue Service (the "IRS") and was based on certain representations as to factual matters and covenants made by us. Both the validity of such opinion and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. Importantly, as of the date hereof we have a limited operating history and both the opinion and any other assessment regarding our qualification as a REIT depends on projections regarding our future activities and we can provide no assurances we would qualify or maintain our qualification as a REIT for federal income tax purposes.

In addition, a failure by MVP I., before its merger with and into us, to qualify as a REIT could prevent us, as a successor to MVP I, from being taxed as a REIT for the four taxable years following the year during which MVP I's qualification as a REIT was lost. We are considered a successor to MVP I because the former stockholders of MVP I owned, after the merger, 50% or more in value of the outstanding shares of our stock.  While the Code provides a "reasonable cause" exception to this general rule, we can provide no assurances we would qualify for such exception if MVP I failed to qualify as a REIT prior to the merger.

If we were to fail to qualify or maintain our status as a REIT for any taxable year, or if our board of directors determined to revoke our REIT election, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, absent IRS relief, distributions to stockholders would no longer be deductible in computing our taxable income, and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax.

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

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute dividends to our stockholders equal to at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties, and it is possible that we might be required to borrow funds or sell assets to fund these distributions. We may not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income and excise taxes.

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur, for example, from (i) the effect of non-deductible capital expenditures, (ii) the creation of reserves, (iii) the recognition of original issue discount or (iv) required debt amortization payments. If we do not have other funds available in these situations, it might be necessary to arrange for short-term, or possibly long-term, borrowings, or to pay dividends in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholder's investment. In the event in-kind distributions are made, a stockholder's tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to a stockholder during such year. Distributions in kind shall not be permitted, except for distributions of readily marketable securities, distributions of beneficial interests in a liquidating trust established for the dissolution of the corporation and the liquidation of its assets in accordance with the terms of the charter or distributions in which (a) the board advises each stockholder of the risks associated with direct ownership of the property, (b) the board offers each stockholder the election of receiving such in-kind distributions and (c) in-kind distributions are made only to those stockholders that accept such offer.

Stockholders may have current tax liability on distributions if they elect to reinvest in our shares.

Our stockholders who elect to participate in the Company's DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the cash distributions used to purchase those shares of common stock. As a result, if a stockholder is not a tax-exempt entity, such stockholder may have to use funds from other sources to pay its tax liability on the value of the common stock received.

Dividends payable by REITs generally do not qualify for the reduced tax rates that apply to other corporate dividends.

The maximum U.S. federal income tax rate for dividends payable by corporations to domestic stockholders that are individuals, trusts or estates is generally 20%. Dividends from REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient, rather than the 20% preferential rate. For taxable years prior to 2026, individual stockholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations. Nevertheless, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations, which could adversely affect the value of the stock of REITs, including our common stock.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate-related assets. The remainder of our investments (other than government securities and qualified real estate-related assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets (other than government securities and qualified real estate-related assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by "nonqualified publicly offered REIT debt instruments." If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments to maintain REIT status. Such action may subject the REIT to the tax on prohibited transactions, discussed below.

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

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our Operating Partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code for properties held for at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our Operating Partnership, other than our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real property and lease it back to the sellers of such property. We cannot assure stockholders that the IRS will not challenge any characterization of such a lease as a "true lease," which would allow us to be treated as the owner of the property for federal income tax purposes. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification "asset tests" or the "income tests" and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of any taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Unless an exemption is granted prospectively or retroactively by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8%, in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of common stock. Generally, this limit can be waived and adjusted by the board of directors. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, 10% or more of any of our tenants. Our board of directors may grant an exemption from the 9.8% ownership limit prospectively or retroactively in its sole discretion, subject to such conditions, representations and undertakings as required by our charter or as it may determine. These and other ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits and the other restrictions on ownership and transfer in our charter might also delay or prevent a transaction or a change in our control that might involve a premium price for our stock or otherwise be in the best interests of our stockholders.

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

If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. We are not currently traded on an established securities market, nor can we provide any assurance as to whether or when we will be traded on an established securities market.

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

Recent changes to the U.S. tax laws could have a significant negative impact on our business operations, financial condition and earnings and on our tenants and investors.

The current U.S. administration included as part of its agenda a potential reform of U.S. tax laws. On December 20, 2017, the House of Representatives and the Senate passed a reconciled version of a tax reform bill, and the President signed the tax reform bill into law on December 22, 2017 (the "Tax Reform Legislation"). Among other things, the Tax Reform Legislation:

•	Reduces the corporate income tax rate from 35% to 21%;
•	Generally, allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT;
•	Allows an immediate 100% deduction of the cost of certain capital asset investments, subject to a phase-down of the deduction percentage;
•	Restricts the deductibility of interest expense by businesses except, among others, real property businesses;
•	Changes the recovery periods for certain real property and building improvements;
•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;
•	Eliminates the corporate alternative minimum tax; and
•
Implements a one-time deemed repatriation tax on corporate profits (at a rate of 15.5 percent on cash assets and 8 percent on noncash assets) held offshore, which profits are not to be taken into account for purposes of the REIT gross income tests.

Many of the provisions in the Tax Reform Legislation expire in seven years (at the end of 2025). As a result of the changes to U.S. federal tax laws implemented by the Tax Reform Legislation, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change.

The Tax Reform Legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking in a number of areas.  The long-term impact of the Tax Reform Legislation on us, our investors, our tenants and the real estate industry cannot be reliably predicted at this early stage of the new law's implementation. Furthermore, the Tax Reform Legislation may negatively impact certain of our tenants' operating results, financial condition, and future business plans.  There can be no assurance that the Tax Reform Legislation will not negatively impact our operating results, financial condition, and future business operations.  Additionally, the Tax Reform Legislation may be adverse to certain of our stockholders and other investors. Prospective investors are urged to consult their tax advisors regarding the effect of the changes to the U.S. federal tax laws on an investment in our shares and other securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

During February 2018, the Company moved its headquarters from 8880 West Sunset Road, Suite 340, Las Vegas, Nevada 89148 to 2965 S. Jones #C1-100, Las Vegas, NV 89146.

As of December 31, 2017, the Company held 43 properties. These acquisitions were funded with proceeds from the Common Stock Offering, through the issuance of the Company's common stock and the Company's Series A and Series 1 preferred stock, debt financing and the Merger.

The following map and table sets forth the property name, percentage owned, location and other information with respect to the parking lots and/or facilities that the Company had acquired as of December 31, 2017:

The location marks are based on dollar amounts the Company paid for each property at the time of purchase in relation to total purchases held at the time of filing.

Property Name	Location	Acquisition Date	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Initial Aggregate Acquisition Price	% Owned

MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2.00	N/A	$5,675,000	100%
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,030,000	100%
MVP San Jose 88 Garage	San Jose, CA	6/15/2016	Garage	328	1.33	N/A	$3,576,000	100%
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	100%
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$4,500,000	100%
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$3,000,000	100%
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,200,000	100%
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,050,000	100%
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,496,000	100%
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$7,317,000	100%
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,800,000	100%
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,200,000	100%
MVP Detroit Center Garage	Detroit, MI	1/10/2017	Garage	1,275	1.28	N/A	$55,000,000	100%
St. Louis Broadway	St Louis, MO	2/1/2017	Lot	161	0.96	N/A	$2,400,000	100%
St. Louis Seventh & Cerre	St Louis, MO	2/1/2017	Lot	174	1.06	N/A	$3,300,000	100%
MVP Preferred Parking	Houston, TX	6/29/2017	Garage	500	0.75	784	$20,500,000	100%
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,000,000	100%
MVP PF Ft. Lauderdale (2)	Ft. Lauderdale, FL	12/15/2017	Lot	66	0.75	4,017	$3,423,000	100%
MVP PF Kansas City (2)	Kansas City, MO	12/15/2017	Lot	164	1.18	N/A	$1,812,000	100%
MVP PF Memphis Poplar (2)	Memphis, TN	12/15/2017	Lot	125	0.86	N/A	$3,735,000	100%
MVP PF Memphis Court (2)	Memphis, TN	12/15/2017	Lot	37	0.41	N/A	$1,208,000	100%
MVP PF St. Louis 2013 (2)	St Louis, MO	12/15/2017	Lot	179	1.22	N/A	$5,145,000	100%
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,142,000	83%
MVP Denver Sherman (2)	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	100%
MVP Fort Worth Taylor (2)	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,658,000	100%
MVP Milwaukee Old World (2)	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	100%
MVP St. Louis Convention Plaza (2)	St. Louis, MO	12/15/2017	Lot	221	1.26	N/A	$3,091,000	100%
MVP Houston Saks Garage (2)	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,391,000	100%
MVP St. Louis Lucas (2)	St. Louis, MO	12/15/2017	Lot	202	1.07	N/A	$3,695,000	100%
MVP Milwaukee Wells (2)	Milwaukee, WI	12/15/2017	Lot	100	0.95	N/A	$4,873,000	100%
MVP Wildwood NJ Lot 1 (2) (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$745,000	100%
MVP Wildwood NJ Lot 2 (2) (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$886,000	100%
MVP Indianapolis City Park (2)	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,813,000	100%
MVP KC Cherry Lot (2)	Kansas City, MO	12/15/2017	Lot	84	0.6	N/A	$987,000	100%
MVP Indianapolis WA Street (2)	Indianapolis, IN	12/15/2017	Lot	150	1.07	N/A	$5,749,000	100%
MVP Minneapolis Venture (2)	Minneapolis, MN	12/15/2017	For Sale	185	2.48	N/A	$6,543,000	100%
MVP Indianapolis Meridian (2)	Indianapolis, IN	12/15/2017	Lot	39	0.24	N/A	$1,601,000	100%
MVP Milwaukee Clybourn (2)	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	100%
MVP Milwaukee Arena Lot (2)	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,632,000	100%
MVP Clarksburg Lot (2)	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	100%
MVP Denver Sherman 1935 (2)	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,534,000	100%
MVP Bridgeport Fairfield (2)	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	100%
Minneapolis City Parking (2)	Minneapolis, MN	12/15/2017	Lot	270	1.98	N/A	$9,838,000	100%

(1) These properties are held by West 9th St. Properties II, LLC.
(2) These properties were acquired as a result of the Merger.
(3) These properties are held by MVP Wildwood NJ Lot, LLC.

All of the Company's parking facilities were fully leased to parking operators as of December 31, 2017.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of June 21, 2018, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's shares of common stock are not currently listed on a national securities exchange or any over-the-counter market.   The Company does not expect shares to become listed in the near future, and they may not become listed at all.   The charter does not require the board of directors to pursue a liquidity event. Due to the uncertainties of market conditions in the future, the Company believes setting finite dates for possible, but uncertain, liquidity events may result in actions not necessarily in the best interests or within the expectations of the Company's stockholders. The Company expects that the Company's board of directors, in the exercise of its duties to stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of stockholders. A liquidity event could include (1) the sale of all or substantially all assets either on a portfolio basis or individually followed by a liquidation, in which the net proceeds are distributed to stockholders, (2) a merger or another transaction approved by the board of directors in which stockholders will receive cash and/or shares of a publicly traded company or (3) a listing of shares on a national securities exchange.   In the exercise of its duties to stockholders, the Company's board of directors has determined that, in connection with amendments to the Company's existing credit agreement, it is in the best interests of the Company stockholders to pursue a listing of its shares of common stock on a national securities exchange.  To comply with its amended credit agreement, the Company will file an application to list its common stock on a national securities exchange by July 31, 2018, and the Company will seek to obtain approval of the listing application by August 31, 2018 and complete the listing by September 30, 2018.  However, there can be no assurance that the Company will cause a liquidity event to occur within such time frame or at all. The amended credit agreement also requires that the Company redeem all of its outstanding Series A preferred stock and Series 1 preferred stock within 30 days after the listing and pay the entire redemption price in the form of shares of the Company's common stock.  Please see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources" for more information.

In order for members of FINRA and their associated persons to have participated in the offering and sale of the Company's common shares or to participate in any future offering of common shares, the Company is required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to stockholders a per share estimated value of the Company's common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, the Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in the Company's common shares. For these purposes, the estimated value of shares shall be deemed to be $25.00 per share as of December 31, 2017. The basis for this valuation is the net investment amount of the Company's shares, which is based on the "amount available for investment" percentage shown in the estimated use of proceeds table in the prospectus for the Common Stock Offering.

On May 29, 2018 the Company announced an estimated per common share net asset value ("NAV") of approximately $161.2 million or $24.61 per common share as of May 29, 2018. The estimated per common share NAV was based on the estimated value of the REIT's assets less the estimated value of the Company's liabilities, divided by the approximate number of shares outstanding on a fully diluted basis, calculated as of May 29, 2018.

Stockholder Information

As of June 21, 2018, there were 3,774 holders of record of the Company's common shares and 52 and 625 holders of record of the Company's Series A and Series 1 preferred shares, respectively. The number of stockholders is based on the records of the Company's transfer agent.

Distribution Policy

In order to qualify as a REIT, the Company is required to distribute 90% of its annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on the Company's financial condition and such other factors as the Company's board of directors deems relevant.

On January 22, 2016, the Company announced that its first payment of its monthly cash distribution of $0.0625 per share and monthly stock dividend of $0.0625 per share, based on a purchase price of $25.00 per common share, is payable to stockholders of record as of January 24, 2016. The cash distribution and stock dividend were paid on February 10, 2016. The Company will declare distributions based on a record date on the 24th of each month, and the Company expects to pay distributions on the 10th day of the following month (or the next business day if the 10th is not a business day), monthly in arrears.

As previously disclosed, the Company's board of directors unanimously authorized a suspension of cash distributions and stock dividends to holders of common stock, effective as of March 22, 2018. The Company's board of directors is focused on preserving capital in order to maintain sufficient liquidity to continue to operate the business and maintain compliance with debt covenants, including minimum liquidity covenants and to seek to enhance value for stockholders through potential future acquisitions.  The Company expects that cash retained by the suspension of cash distributions will allow the Company to continue to pursue investment opportunities while also preparing for a possible liquidity event in the future.  The Company's board of directors will continue to evaluate our performance and expects to assess the Company's distribution policy quarterly.

There can be no assurance that the Company will resume payment of distributions and dividends to common stockholders at any time in the future, that any acquisitions will be completed on an attractive basis, or at all, or that any liquidity event will occur or when such event may occur.  Moreover, even if the Company resumes the payment of distributions and dividends to common stockholders, there can be no assurance that such distributions and dividends will be paid at any particular rate, and the Company's board of directors may at any time change the distribution and dividend rate or suspend payment of distributions and dividends again if it determines that such action is in the best interest of the Company and its stockholders.

If the Company does not have sufficient cash flow from operations to make required distributions, the Company may need to borrow funds, request that the Advisor, in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. At the end of each calendar quarter, the Company will provide notice to the stockholders identifying the source or sources of the distribution payments made in the quarter then ended. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and the stockholder's overall return will be reduced. If the aggregate amount of cash distributions in any given year exceeds the amount of the Company's current and accumulated earnings and profits, a stockholder's share of such excess amount (i) first will be a return on capital, reducing such stockholder's tax basis in its stock, but not below zero, and (ii) thereafter, will result in gain from the sale or exchange of such stock.

From inception through December 31, 2017, the Company has paid approximately $3.0 million in distributions, including approximately $1.8 million in DRIP distributions to the Company's stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may pay distributions from sources other than cash flow from operations, including proceeds from the Common Stock Offering, the sale of assets, or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Distributions" for more information on distributions.

Distribution Reinvestment Plan

The Company currently has a distribution reinvestment plan pursuant to which the Company's common stockholders may elect to have distributions on their common shares, if any, automatically reinvested in additional shares of the Company's common stock. The Company ceased payment of distributions on March 22, 2018 and as such there are currently no distributions to invest in the DRIP. Prior to the suspension of distributions and the NAV calculation, stockholders purchased common stock under the DRIP at a price equal to $25 per common share. In the event that distributions are reinstated and the DRIP is ongoing, the purchase price per DRIP share will be equal to the Company's NAV per common share. The Company announced an NAV per common share of $24.61 effective as of May 29, 2018. The Company may amend the plan to offer shares at such prices as the Company determines necessary or appropriate to ensure the Company's dividends are not "preferential" for incomes tax purposes. No sales commissions will be paid in connection with shares purchased pursuant to the Company's distribution reinvestment plan.

Investors participating in the Company's distribution reinvestment plan may purchase fractional shares. If sufficient shares of the Company's common stock are not available for issuance under the Company's distribution reinvestment plan, the Company will remit excess distributions in cash to the participants. If a stockholder elects to participate in the distribution reinvestment plan, the stockholder must agree that, if at any time the stockholder fails to meet the applicable investor suitability standards or cannot make the other investor representations or warranties set forth in the then current prospectus, the subscription agreement or the Company's articles relating to such investment, the stockholder will promptly notify us in writing of that fact.

Stockholders purchasing common stock pursuant to the distribution reinvestment plan will have the same rights and will be treated in the same manner as if such common stock were purchased pursuant to the Common Stock Offering.

At least quarterly, the Company will provide each participant a confirmation showing the amount of the distributions reinvested in the Company's shares during the covered period, the number of shares of the Company's common stock owned at the beginning of the covered period, and the total number of shares of common stock owned at the end of the covered period. The Company has the discretion not to provide a distribution reinvestment plan, and a majority of the Company's board of directors may amend, suspend or terminate the Company's distribution reinvestment plan for any reason (except that the Company may not amend the DRIP to eliminate a participant's ability to withdraw from the plan) at any time upon 10 days' prior notice to the participants. A stockholder's participation in the plan will also be terminated to the extent that a reinvestment of the stockholder's distributions in the Company's common stock would cause the percentage ownership limitation contained in the Company's charter to be exceeded. Otherwise, unless the stockholder terminates the stockholder's participation in the Company's distribution reinvestment plan in writing, the stockholder's participation will continue even if the shares to be issued under the plan are registered in a future registration. The stockholder may terminate the Stockholder's participation in the distribution reinvestment plan at any time by providing us with 10 days' written notice. A withdrawal from participation in the distribution reinvestment plan will be effective only with respect to distributions paid more than 30 days after receipt of written notice. Generally, a transfer of common stock will terminate the stockholder's participation in the distribution reinvestment plan as of the first day of the month in which the transfer is effective.

If the stockholder participates in the Company's distribution reinvestment plan and is subject to federal income taxation, the stockholder will incur a tax liability for distributions allocated to the stockholder even though the stockholder has elected not to receive the distributions in cash, but rather to have the distributions withheld and reinvested in the Company's common stock. Specifically, the stockholder will be treated as if the stockholder have received the distribution from us in cash and then applied such distribution to the purchase of additional shares of the Company's common stock. The stockholder will be taxed on the amount of such distribution as ordinary income to the extent such distribution is from current or accumulated earnings and profits, unless the Company has designated all or a portion of the distribution as a capital gain distribution. In addition, the difference between the public offering price of the Company's shares and the amount paid for shares purchased pursuant to the Company's distribution reinvestment plan may be deemed to be taxable as income to participants in the plan. Please see "Risk Factors — Federal Income Tax Risks — Stockholders may have current tax liability on distributions if they elect to reinvest in our shares."

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

The Company has issued a total of 72,111 shares of common stock under the DRIP as of December 31, 2017.

Share Repurchase Program

The Company has a Share Repurchase Program ("SRP") that enables the Company's stockholders to sell their shares to the Company. Under the SRP, the Company's stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company's capital or operations.

On May 29, 2018, the Company's Board of Directors suspended the SRP, other than for repurchases in connection with a shareholder's death, as further described below.

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

On May 29, 2018, the Company established a NAV equal to $24.61 per common share.

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

The Company will repurchase shares as of March 31, June 30, September 30, and December 31 of each year. If and when the SRP is reinstated each stockholder whose repurchase request is approved will receive the repurchase payment approximately 30 days following the end of the applicable quarter, effective as of the last day of such quarter.  The Company refers to the last day of such quarter as the repurchase date.  If funds available for the Company's share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, repurchases due to the death of a stockholder, on the basis of the date of the request for repurchase; (ii) next, in the discretion of the Company's board of directors, repurchases because of other involuntary exigent circumstances, such as bankruptcy; (iii) next, repurchases of shares held by stockholders subject to a mandatory distribution requirement under the stockholder's IRA; and (iv) finally, all other repurchase requests based upon the postmark of receipt. If the Stockholder's repurchase request is not honored during a repurchase period, the Stockholder will be required to resubmit the request to have it considered in a subsequent repurchase period.

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

On October 27, 2016, the Company filed a Current Report on Form 8-K announcing, among other things, an amendment to the SRP providing for participation in the SRP by any holder of the Company's Series A Convertible Redeemable Preferred Stock, or any future board-authorized series or class of preferred stock that is convertible into common stock of the Company. Under the amendment, which became effective on November 26, 2016, a preferred stock holder may participate in the SRP by converting its preferred stock into common stock of the Company and submitting such common shares for repurchase. The time period, for purposes of determining how long such stockholder has held the common shares submitted for repurchase, begins as of the date such preferred stockholder acquired the underlying preferred shares that were converted into common shares and submitted for repurchase.

On February 7, 2018, the Company filed a Current Report on Form 8-K stating that the board of directors has determined that the Merger and the issuance of the Company's common stock as consideration for the Merger qualifies as an involuntary exigent circumstance under the SRP. As a result, shares of common stock that, when combined with the holding period of the related MVP I Common Stock, have been held for the Two-Year Holding Period (as such term is defined in the SRP), are eligible to participate in the SRP subject to the other requirements and limitations of the SRP.   In addition, the issuance date for any shares of MVP I Common Stock issued pursuant to the MVP REIT, Inc. Distribution Reinvestment Plan shall be deemed to be the same date as the issuance of the shares of MVP I Common Stock to which such shares relate.

On May 29, 2018, the Company filed a Current Report on Form 8-K stating that the Company's board of directors suspended its SRP, other than for repurchases in connection with a shareholder's death. In accordance with the SRP, the suspension of the SRP will take effect on June 28, 2018 which is 30 days after the date of the Form 8-K providing notice of the suspension.  The Company plans to utilize the cash savings to further its business operations. The Company's Board of Directors may in the future reinstate the SRP, although there is no assurance as to if or when this will happen.

As of the date of this filing, 25,814 shares have been redeemed.

Recent Sales of Unregistered Securities

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the private placement of shares of Series 1, and warrants to acquire the Company's common stock, to accredited investors.  During the fourth quarter of 2017, the Company had raised approximately $15.2 million, net of offering costs, in the Series 1 private placements and had issued 16,344 Series 1 shares and warrants to acquire 568,890 shares of its common stock issued and outstanding.

The Series 1 preferred stock and warrants have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company is relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506(b) of Regulation D promulgated thereunder by the SEC. The Company has filed file a Form D with the SEC in accordance with the requirements of Regulation D.

On January 31, 2018 the Company closed the Series 1 offering.

Use of Offering Proceeds

On October 22, 2015, the Company's registration statement on Form S-11 (No. 333-205893) registering a public offering of up to $550,000,000 in shares of the Company's common stock was declared effective under the Securities Act, and the Company commenced the Common Stock Offering. The Company offered up to 20,000,000 shares of its common stock to the public in the Common Stock Offering at $25.00 per share and continues to offer up to 2,000,000 shares of its common stock pursuant to the distribution reinvestment plan at $25.00 per share. The Company entered into selling agreements with AMS and other non-affiliated selling agents to distribute shares of the Company's common stock to its clients. As of December 31, 2016, the Company ceased all selling efforts for the Common Stock Offering but accepted additional subscriptions through March 31, 2017.

As of June 21, 2018, the Company had 6,550,200 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,810 shares of preferred Series 1 stock outstanding for total gross proceeds of approximately $176.4 million, less offering costs.

The following is a table of summary of offering proceeds from inception through December 31, 2017:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	2,451,238	$61,281,000
DRIP shares	--	72,111	1,779,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	29,789	--	26,892,000
Dividend shares	--	121,147	3,028,000
Distributions	--	--	(3,688,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from Advisor	--	--	1,147,000
Shares added for Merger	--	3,887,513	85,701,000
Total	32,651	6,532,009	$177,598,000

From October 22, 2015 through December 31, 2017, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through December 31, 2017, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were $177.6 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, and the Company's portion of the total purchase price for these parking facilities was approximately $290.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.2 million to the Company's stockholders.  The ratio of the costs of raising capital to the capital raised is approximately 0.6%.

Long-Term Incentive Plan

The Company's board of directors has adopted a long-term incentive plan which the Company may use to attract and retain qualified directors, officers, employees and consultants. The Company's long-term incentive plan will offer these individuals an opportunity to participate in the Company's growth through awards in the form of, or based on, the Company's common stock. We currently anticipate that we will not issue awards under the Company's long-term incentive plan, although we may do so in the future, including possible equity grants to the Company's independent directors as a form of compensation.

The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company's affiliates selected by the board of directors for participation in our long-term incentive plan. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10% of the outstanding shares of our common stock on the date of grant of any such stock options. Stock options may not have an exercise price that is less than the fair market value of a share of our common stock on the date of grant.

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

The Company has authorized and reserved an aggregate maximum number of 500,000 common shares for issuance under the long-term incentive plan. In the event of a transaction between us and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

Our board of directors may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by our board of directors and stockholders, unless extended or earlier terminated by our board of directors. Our board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. Our board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the long-term incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the years ended December 31, 2017 and 2016, no grants have been made under the long-term incentive plan.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Parking REIT, Inc., formerly known as MVP REIT II, Inc., is a Maryland corporation formed on May 4, 2015 and intends to qualify as a REIT for U.S. federal income tax purposes upon the filing of the federal tax return for the year ended December 31, 2017. The Company believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT commencing with the taxable year ending December 31, 2017; however, if the Company is unable to meet the REIT qualification for 2017, the Company will continue to operate as a C corporation for U.S. federal income tax purposes. As of December 31, 2016, the Company ceased all selling efforts for the Common Stock Offering of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 (No. 333-205893) filed with the SEC under the Securities Act. The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the shares of Series A, together with warrants to acquire the Company's common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. As of December 31, 2017, the Company raised approximately $2.7 million, net of offering costs, in the Series A private placements and has 2,862 shares of Series A issued and outstanding.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the private placement of shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors.  As of December 31, 2017, the Company had raised gross proceeds of approximately $27.4 million, net of offering costs, in the Series 1 private placements and had 29,789 shares of Series 1 issued and outstanding. On January 31, 2018, the Company closed the Series 1 offering.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. No more than 10% of the proceeds of the Common Stock Offering will be used for investment in Canadian properties. The Company currently has no investments in Canada. To a lesser extent, the Company may also invest in properties other than parking facilities.

The Company is the sole general partner of the Operating Partnership. The Company intends to own substantially all of its assets and conduct its operations through the Operating Partnership. The Company's wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is operated in a manner that enables the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership is not classified as a "publicly traded partnership" for purposes of Section 7704 of the Code, which classification could result in the Operating Partnership being taxed as a corporation.

The Company utilizes an UPREIT structure to enable the Company to acquire real property in exchange for limited partnership interests in the Company's Operating Partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to the Company in exchange for shares of the Company's common stock or cash.

As part of the Company's initial capitalization, 8,000 shares of common stock were sold for $200,000 to the Sponsor. The Sponsor is owned 60% by VRM II and 40% by VRM I, which were both managed by Vestin Mortgage prior to being internalized in January 2018.

The Company's Advisor is owned 60% by VRM II and 40% by VRM I. The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to the Amended and Restated Advisory Agreement. As of June 21, 2018, the Company had no paid employees.

The following table is a summary of the acquisitions for the year ended December 31, 2017:

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Property Purchase Price	% Owned
MVP Detroit Center Garage	Detroit, MI	01/10/2017	Garage	1,275	1.28	N/A	$55,000,000	100%
St Louis Broadway	St Louis, MO	02/01/2017	Lot	161	0.96	N/A	$2,400,000	100%
St Louis Seventh & Cerre	St Louis, MO	02/01/2017	Lot	174	1.02	N/A	$3,300,000	100%
MVP Preferred Parking	Houston, TX	06/29/2017	Garage/Lot	521	1.00	784	$20,500,000	100%
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,000,000	100%

The following table is a summary of the properties acquired in the merger on December 15, 2017:

Property Name	Location	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft	Purchase Price Allocation in Merger	% Owned

MVP PF Ft. Lauderdale 2013	Ft. Lauderdale, FL	Lot	66	0.75	4,017	$3,423,000	100%
MVP PF Kansas City 2013	Kansas City, MO	Lot	164	1.18	N/A	$1,812,000	100%
MVP PF Memphis Poplar 2013,	Memphis, TN	Lot	125	0.86	N/A	$3,735,000	100%
MVP PF Memphis Court 2013	Memphis, TN	Lot	37	0.41	N/A	$1,208,000	100%
MVP PF St. Louis 2013	St Louis, MO	Lot	179	1.22	N/A	$5,145,000	100%
Mabley Place Garage	Cincinnati, OH	Garage	775	0.9	8,400	$21,142,000	83%
MVP Denver Sherman	Denver, CO	Lot	28	0.14	N/A	$705,000	100%
MVP Fort Worth Taylor	Fort Worth, TX	Garage	1,013	1.18	11,828	$27,658,000	100%
MVP Milwaukee Old World	Milwaukee, WI	Lot	54	0.26	N/A	$2,044,000	100%
MVP St. Louis Convention Plaza	St. Louis, MO	Lot	221	1.26	N/A	$3,091,000	100%
MVP Houston Saks Garage	Houston, TX	Garage	265	0.36	5,000	$10,391,000	100%
MVP St. Louis Lucas	St. Louis, MO	Lot	202	1.07	N/A	$3,695,000	100%
MVP Milwaukee Wells	Milwaukee, WI	Lot	100	0.95	N/A	$4,873,000	100%
MVP Wildwood NJ Lot 1 (1)	Wildwood, NJ	Lot	29	0.26	N/A	$745,000	100%
MVP Wildwood NJ Lot 2 (1)	Wildwood, NJ	Lot	45	0.31	N/A	$886,000	100%
MVP Indianapolis City Park	Indianapolis, IN	Garage	370	0.47	N/A	$10,813,000	100%
MVP KC Cherry Lot	Kansas City, MO	Lot	84	0.6	N/A	$987,000	100%
MVP Indianapolis WA Street Lot	Indianapolis, IN	Lot	141	1.07	N/A	$5,749,000	100%
Minneapolis City Parking	Minneapolis, MN	Lot	268	1.98	N/A	$9,838,000	100%
MVP Minneapolis Venture	Minneapolis, MN	For Sale Lot	185	2.48	N/A	$6,543,000	100%
MVP Indianapolis Meridian Lot	Indianapolis, IN	Lot	36	0.24	N/A	$1,601,000	100%
MVP Milwaukee Clybourn	Milwaukee, WI	Lot	15	0.06	N/A	$262,000	100%
MVP Milwaukee Arena Lot	Milwaukee, WI	Lot	75	1.11	N/A	$4,632,000	100%
MVP Clarksburg Lot	Clarksburg, WV	Lot	94	0.81	N/A	$715,000	100%
MVP Denver Sherman 1935	Denver, CO	Lot	72	0.43	N/A	$2,534,000	100%
MVP Bridgeport Fairfield Garage	Bridgeport, CT	Garage	878	1.01	4,349	$8,256,000	100%

(1)	These properties are held by a single LLC.

As of December 31, 2017, the Company had investments in the following facilities:

Parking Facility	Date Acquired	Type	Zoning	Height Restriction	The Parking REIT % Owned	3rd Party % Owned	Property Purchase Price
MVP Cleveland West 9th	5/11/2016	Lot	CBD LLR-B4	175 Feet	100%	0%	$5,675,000
33740 Crown Colony	5/17/2016	Lot	LLR-D5	250 Feet	100%	0%	$3,030,000
MVP San Jose 88 Garage	6/15/2016	Garage	DC	N/A	100%	0%	$3,576,000
MCI 1372 Street	7/8/2016	Lot	B-5	375 Feet	100%	0%	$700,000
MVP Cincinnati Race Street Garage	7/8/2016	Garage	DD-A	500 Feet	100%	0%	$4,500,000
MVP St. Louis Washington	7/18/2016	Lot	CBD I	100 Feet	100%	0%	$3,000,000

(Table continued)
MVP St. Paul Holiday Garage	8/12/2016	Garage	B-5	Unlimited	100%	0%	$8,200,000
MVP Louisville Station Broadway	8/23/2016	Lot	CBD I	Unlimited	100%	0%	$3,050,000
White Front Garage Partners	9/30/2016	Garage	CBD I	Unlimited	100%	0%	$11,496,000
Cleveland Lincoln Garage Owners	10/19/2016	Garage	SI / GR-E5	250 Feet	100%	0%	$7,317,000
MVP Houston Preston Lot	11/22/2016	Lot	NONE	Unlimited	100%	0%	$2,800,000
MVP Houston San Jacinto Lot	11/22/2016	Lot	NONE	Unlimited	100%	0%	$3,200,000
MVP Detroit Center Garage	1/10/2017	Garage	PD	Unlimited	100%	0%	$55,000,000
St. Louis Broadway Group	2/1/2017	Lot	CBD I	200 Feet	100%	0%	$2,400,000
St. Louis Seventh & Cerre	2/1/2017	Lot	CBD I	200 Feet	100%	0%	$3,300,000
MVP St. Louis Cardinal Lot, DST *	5/31/2017	Lot	L	200 Feet	51%	49%	$11,350,000
MVP Preferred Parking (Preston)	6/29/2017	Garage	NONE	Unlimited	100%	0%	$16,500,000
MVP Preferred Parking (Congress)	6/29/2017	Lot	NONE	Unlimited	100%	0%	$4,000,000
MVP Raider Park Garage	11/21/2017	Garage	IHC	40 Feet	100%	0%	$11,000,000
MVP PF Ft. Lauderdale 2013	12/15/2017	Lot	RAC-CC	150 Feet	100%	0%	$3,423,000
MVP PF Memphis Court 2013	12/15/2017	Lot	CBD	Unlimited	100%	0%	$1,208,000
MVP PF Memphis Poplar 2013	12/15/2017	Lot	CBD	Unlimited	100%	0%	$3,735,000
MVP PF Kansas City 2013	12/15/2017	Lot	B4-5	Unlimited	100%	0%	$1,812,000
MVP PF St. Louis 2013	12/15/2017	Lot	I (CBD)	200 Feet	100%	0%	$5,145,000
Mabley Place Garage	12/15/2017	Garage	DD-A	510 Feet	83%	17%	$21,142,000
MVP Denver Sherman	12/15/2017	Lot	CMX-16	200 Feet	100%	0%	$705,000
MVP Fort Worth Taylor	12/15/2017	Garage	CBD-H	Unlimited	100%	0%	$27,658,000
MVP Milwaukee Old World	12/15/2017	Lot	C9-E	40 Feet	100%	0%	$2,044,000
MVP St. Louis Convention Plaza	12/15/2017	Lot	I (CBD)	200 Feet	100%	0%	$3,091,000
MVP Houston Saks Garage	12/15/2017	Garage	N/A	Unlimited	100%	0%	$10,391,000
MVP St. Louis Lucas	12/15/2017	Lot	I (CBD)	200 Feet	100%	0%	$3,695,000
MVP Milwaukee Wells	12/15/2017	Lot	C9-E	40 Feet	100%	0%	$4,873,000
MVP Wildwood NJ Lot 1	12/15/2017	Lot	T/E	35 Feet	100%	0%	$745,000
MVP Wildwood NJ Lot 2	12/15/2017	Lot	T/E	35 Feet	100%	0%	$886,000
MVP Indianapolis City Park	12/15/2017	Garage	CBD-1 RC	Unlimited	100%	0%	$10,813,000
MVP KC Cherry Lot	12/15/2017	Lot	UR	Per Plan	100%	0%	$987,000
MVP Indianapolis WA Street Lot	12/15/2017	Lot	CBD-2	Unlimited	100%	0%	$5,749,000
MVP Minneapolis Venture	12/15/2017	Lot	B4C-1	Unlimited	100%	0%	$6,543,000
MVP Indianapolis Meridian Lot	12/15/2017	Lot	CBD-2/RC	Unlimited	100%	0%	$1,601,000
MVP Milwaukee Clybourn	12/15/2017	Lot	C9F(A)	30 Feet	100%	0%	$262,000
MVP Milwaukee Arena	12/15/2017	Lot	RED	40 Feet	100%	0%	$4,632,000
MVP Clarksburg Lot	12/15/2017	Lot	BPO	60 Feet	100%	0%	$715,000
MVP Denver Sherman 1935	12/15/2017	Lot	CMX-16	200 Feet	100%	0%	$2,534,000
MVP Bridgeport Fairfield Garage	12/15/2017	Garage	DVD-CORE	65 Feet	100%	0%	$8,256,000
Minneapolis City Parking	12/15/2017	Lot	B4C-1	Unlimited	100%	0%	$9,838,000

* The Company acquired a 51.0% interest in MVP St. Louis Cardinal Lot, DST, a Delaware statutory trust, or MVP St Louis, for approximately $2.8 million. MVP St. Louis purchased the St. Louis parking lot from an unrelated third party for a purchase price of $11,350,000, plus payment of closing costs, financing costs (related to a $6.0 million note payable secured by the property), and related transactional costs. MVP St. Louis used the Company's investment to fund a portion of the purchase price for the property. The remaining 49% of the equity portion was funded through short-term investments by the Advisor, which were then later sold to unrelated third parties in the private placement of beneficial interest in MVP St. Louis DST.

During February 2018, the Company, through MVP New Orleans Rampart, LLC ("MVP New Orleans"), an entity owned by the Company, closed on the purchase of a parking lot consisting of approximately 78 parking spaces, located in New Orleans, Louisiana, for the purchase price of $8.0 million plus closing costs. The parking lot will be operated by 342 N. Rampart, LLC.

The Company believes that it operated in a manner necessary for qualification as a REIT for the year ended December 31, 2017. The Company is neither a mutual fund nor an investment company within the meaning of the Investment Company Act nor subject to any regulation thereunder. As a REIT, the Company is required to have a December 31 fiscal year end. As a REIT, the Company will generally not be subject to federal income tax on that portion of its REIT taxable income that is distributed to stockholders. Among other requirements, REITs are required to satisfy certain gross income and asset tests, which may affect the composition of assets the Company acquires with the proceeds of the Common Stock Offering. In addition, REITs are required to distribute to stockholders at least 90% of their annual REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

If the Company does not qualify as a REIT for the tax year ended December 31, 2017, the Company will continue to file as a C corporation, and deferred tax assets and liabilities will be established for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for the deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on the available evidence at the time the determination is made. For the tax year ended December 31, 2017, the Company concluded that, due to our cumulative book losses, a valuation allowance should be recorded against our net deferred tax assets.

The Company's board of directors will at all times have ultimate oversight and policy-making authority over the Company, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Company's Amended and Restated Advisory Agreement, however, the Company's board of directors has delegated to the Advisor the authority to manage the Company's day-to-day business, in accordance with the Company's investment objectives, strategy, guidelines, policies and limitations. VRM II owns 60% of the Advisor, and the remaining 40% is owned by VRM I; both were managed by Vestin Mortgage until such entity was internalized in January 2018. The Company's Sponsor is owned 60% by VRM II and 40% by VRM I, which were both managed by Vestin Mortgage prior to being internalized in January 2018. The Company also sold 5,000 shares of common stock directly to VRM II.

VRM I and VRM II are engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate. As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Amended and Restated Advisory Agreement. In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Amended and Restated Advisory Agreement.  Please refer to Note E – Related Party Transactions and Arrangements – Fees and Expenses Paid in Connection With the Operations of the Company in Part II, Item 8 Financial Statements of this Annual Report for more information.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company's operating expenses could increase significantly, which could adversely affect the Company's results of operations and the amount of distributions to stockholders.

In addition, the Company may compete against VRM I and VRM II, both of which are managed by affiliates of the Company's Sponsor, for the acquisition of investments. The Company believes this potential conflict is mitigated, in part, by the Company's focus on parking facilities as its core investments, while the investment strategy of VRM I and VRM II focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate.

For additional discussion regarding potential conflicts of interests, please see "Item 1A. Risk Factors—Risks Related to Conflicts of Interest" and "Item 13 – Certain Relationships and Related Transactions, and Director Independence" in this Annual Report.

In October 2016, the board of directors appointed a special committee to evaluate liquidity options. After consideration, in January 2017, the special committee of the board of directors decided to explore a merger with MVP I.

On May 26, 2017, the Company, MVI I, Merger Sub and the Advisor entered into the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, MVP I merged with and into Merger Sub on December 15, 2017, with Merger Sub surviving the Merger such that following the Merger, Merger Sub continued as a wholly owned subsidiary of the Company. The Merger is intended to qualify as a "reorganization" under, and within the meaning of, Section 368(a) of the Code. The combined company was subsequently renamed "The Parking REIT, Inc."

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of MVP I Common Stock was automatically cancelled and retired, and converted into the right to receive 0.365 shares of common stock of the Company.  Holders of shares of MVP I Common Stock received cash in lieu of fractional shares.

At the effective time of the Merger, each share of MVP I Common Stock, if any, then held by any wholly owned subsidiary of MVP I or by the Company or any of its wholly owned subsidiaries became no longer outstanding and was automatically retired and ceased to exist, and no consideration was paid, nor will any other payment or right inure or be made with respect to such shares of MVP I Common Stock in connection with or as a consequence of the Merger.  In addition, each share of MVP I's Non-Participating, Non-Voting Convertible Stock, $0.001 par value per share ("MVP I Convertible Stock"), all 1,000 of which were held by the Advisor, were automatically retired and ceased to exist, and no consideration was paid, nor will any other payment or right inure or be made with respect to such shares of MVP I Convertible Stock in connection with or as a consequence of the Merger.

Pursuant to the Merger Agreement, the Company's board of directors  increased the number of directors to eight from five prior to the Merger, and Nicholas Nilsen, Robert J. Aalberts and Shawn Nelson, previous directors of MVP I, were elected to the board of directors.

Amended and Restated Advisory Agreement

Concurrently with the entry into the Merger Agreement, on May 26, 2017, the Company, the Operating Partnership and the Advisor entered into the Amended and Restated Advisory Agreement, which became effective at the effective time of the Merger.  The Amended and Restated Advisory Agreement sets forth the terms and conditions upon which we appoint the Advisor to serve as our advisor.  The Amended and Restated Advisory Agreement amended the Company's existing advisory agreement, dated October 5, 2015, to provide for, among other amendments, (i) elimination of acquisition fees, disposition fees and subordinated performance fees and (ii) the payment of an asset management fee by the Company to the Advisor calculated and paid monthly in an amount equal to one-twelfth of 1.1% of the (a) cost of each asset then held by the Company, without deduction for depreciation, bad debts or other non-cash reserves, or (b) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement excluding (only for clause (b)) debt financing on the investment.  Pursuant to the Amended and Restated Advisory Agreement, the asset management fee may not exceed the Asset Management Fee Cap until the earlier of such time, if ever, that (i) the Company holds assets with an Appraised Value (as defined Amended and Restated Advisory Agreement) equal to or in excess of $500,000,000 or (ii) the Company reports AFFO (as defined in the Amended and Restated Advisory Agreement) equal to or greater than $0.3125 per share of Company Common Stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of the Company's common stock) (the "Per Share Amount") for two consecutive quarters, on a fully diluted basis.  All amounts of the asset management fee in excess of the Asset Management Fee Cap, plus interest thereon at a rate of 3.5% per annum, will be due and payable by the Company no later than ninety (90) days after the earlier of the date that (i) the Company holds assets with an Appraised Value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO per share of the Company's common stock equal to or greater than the Per Share Amount for two consecutive quarters, on a fully diluted basis.

In addition, the Amended and Restated Advisory Agreement contains customary indemnification provisions for the Advisor and its affiliates for all liabilities, claims, damages or losses arising in the performance of their duties under the Amended and Restated Advisory Agreement, as well as related expenses, including reasonable attorneys' fees. Further, in the event that the Amended and Restated Advisory Agreement is terminated for any reason, the Company is prohibited under the Amended and Restated Advisory Agreement from directly or indirectly soliciting or hiring the employees of the Advisor or any of its affiliates for one year after such termination, and the Company may need to pay the Advisor significant amounts to waive such prohibition.  The Company is also prohibited from intentionally interfering with, or enticing away, the relationship of the Advisor or its affiliates with any person who, during the term of the Amended and Restated Advisory Agreement or the preceding one-year period, was a tenant, co-investor, co-developer, joint venture or other customer of the Advisor or its affiliates.  The Amended and Restated Advisory Agreement have an initial term of one year from the effective date, and may be renewed for an unlimited number of successive one-year terms upon the parties' mutual consent.

Termination Agreement

Concurrently with the entry into the Merger Agreement, on May 26, 2017, the Company, MVP I, the Advisor and the Operating Partnership entered into a termination and fee agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, at the effective time of the Merger, the Advisory Agreement, dated September 25, 2012, as amended, among MVP I and the Advisor was terminated, and the Company paid the Advisor an Advisor Acquisition Payment (as such term is defined in the Termination Agreement) of approximately $3.6 million, which was the only fee payable to the Advisor in connection with the Merger.

The foregoing description of the Merger Agreement, the Amended and Restated Advisory Agreement and the Termination Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the applicable agreements, each of which is filed with as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on May 31, 2017.

Amended Charter

In connection with the Merger, at the Company's annual stockholders' meeting held on September 27, 2017, the Company's stockholders approved, among other matters, the amendment and restatement of its charter (the "Amended Charter").  As described in more detail in the final proxy statement distributed to our stockholders for the annual meeting, the Amended Charter is primarily intended to accomplish two objectives in connection with the possible listing of the Company's common stock after the closing of the Merger: (1) to remove provisions of our charter that the Company believes may unnecessarily restrict our ability to take advantage of further opportunities for liquidity events or are redundant with or otherwise addressed or permitted to be addressed under Maryland law and (2) to amend certain provisions in a manner that the Company believes would be more suitable for becoming a publicly-traded REIT.

The Amended Charter will become effective upon its filing with the State Department of Assessments and Taxation of Maryland. The Company expects to file the proposed Amended Charter immediately before the Company's common stock becomes listed for trading on a national securities exchange. This means that the changes to the charter will not be effective unless and until we complete an exchange listing.

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

Results of Operations for the year ended December 31, 2017 compared to the year ended December 31, 2016.

The Company began purchasing properties in May 2016 and the results of operations below reflect start-up costs as well as acquisition expenses incurred in connection with purchasing properties as the Company seeks to deploy the Company's proceeds from the Common Stock Offering.  The Company expects that income and expenses related to the Company's portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  The results of operations described below may not be indicative of future results of operations.

	For the Years Ended December 31,
	2017		2016
Revenue
Parking base rent	$8,603,000	82.8%	$1,091,000	68.1%
Retail rent	91,000	0.9%	8,000	0.5%
Management Agreement (a)	518,000	5.0%	503,000	31.4%
Percentage rent (b)(c)	1,173,000	11.3%	--	--
Total revenues	$10,385,000	100%	$1,602,000	100%

a)
During January 2017, MVP Detroit Center Garage, LLC ("MVP Detroit") received a settlement amount from the previous operator of approximately $408,000 for the operations of the garage until SP+ assumed operations under a longer-term lease agreement. Through February 28, 2017, the San Jose 88 Garage was subject to a parking management agreement and the rental income of $110,000 represents the gross revenues generated by the property. Operating expenses for this property are included in Operations and Maintenance.  Starting on March 1, 2017, this property was leased to a national parking operator, with an annual base rent of $450,000 per year.

b)
During December 2017, MVP Detroit signed its third amendment to its lease with SP+ to set the percentage rent trigger amounts and periods from 80% of $5,000,000 over the first 12 months to the following:

• 80% over $833,333 from February 2017 to March 2017
• 80% over $1,250,000 from April 2017 to June 2017
• 80% over $2,500,000 from July 2017 to December 2017
• Thereafter, percentage rent trigger will be quarterly.

As a result of this amendment, MVP Detroit earned approximately $1,123,000 in percentage rent from February 2017 to December 2017.

c)	In September 2017, White Front Garage Partners recorded approximately $16,000 in percentage rent in accordance with the lease agreement between White Front Garage Partners and Premier Parking.

In May 2017 and June 2017, MCI 1372 Street recorded approximately $3,000 and $6,000, respectively, in percentage rent.

In December 2017, MVP PF 2013 St. Louis, LLC recorded approximately $25,000 in percentage rent.

Total rental revenue earned, including percentage rent, from our consolidated parking facilities which have continued operations, totaled approximately $10.4 million for the year ended December 31, 2017, compared to total revenues of $1.6 million from our consolidated properties for the year ended December 31, 2016. All of the properties held as of December 31, 2016 were purchased in May 2016 or later, not providing a full twelve months' worth of rental income in 2016. The increase in rental revenues and the number of properties held is a result of the Company's planned and continued growth through acquisitions of new properties and the Merger of the Company and MVP I. In particular, the acquisition of the $55.0 million garage in Detroit, which accounted for a large portion of the increase, generating approximately $4.7 million in rental income to the Company during the year ended December 31, 2017.

The Company expects to see a substantial increase in revenue related to the 25 consolidated parking facilities that were acquired through the Merger with MVP I on December 15, 2017. As the Company continues to acquire new properties, by means of equity raises and debt financing, we expect to see our rental revenue to continue to grow year over year. Approximately $0.4 million in revenue was recorded related to the merged assets for the year ended December 31, 2017.

For additional information see Note I - Acquisitions in the notes to the consolidated financial statements included in Part II, Item 8 Financial Statements of this Annual Report.

During the last week of August 2017, Houston, Texas experienced major flooding due to Hurricane Harvey.  This resulted in limited access to the Houston area and a shutdown of most business and government operations.  Our parking garage and parking lots located in Houston, Texas experienced minimal damage during this time and experienced no loss in base rental income.

Since a majority of the Company's property leases call for additional percentage rent, the Company monitors the gross revenue generated by each property on a monthly basis. The higher the property's gross revenue the higher the Company's potential percentage rent. The graph below shows the comparison of the Company's monthly rental income to the gross revenue generated by the properties.

	For the Years Ended December 31,
	2017	2016
Operating expenses
Property taxes	$677,000	$65,000
Property operating expense	981,000	395,000
Asset management expense-related party	1,259,000	197,000
General and administrative	1,897,000	1,049,000
Merger costs	6,216,000	--
Acquisition expenses	2,695,000	2,472,000
Acquisition expenses – related party	1,957,000	1,229,000
Seminar	--	16,000
Depreciation	2,036,000	195,000
Total operating expenses	$17,718,000	$5,618,000

Operating expenses for the year ended December 31, 2017 increased by approximately $12.1 million, as compared to the year ended December 31, 2016.  A significant portion of this increase ($6.2 million) was attributable to costs relating to the Merger.  The balance of the increase in expenses is primarily attributable to the Company's growth in investments in parking facilities. During the year ended December 31, 2017, the Company acquired a controlling interest in five parking facilities, unrelated to the Merger, totaling approximately $92.2 million, as compared to 12 properties totaling approximately $54.4 million during the year ended December 31, 2016. The increase in acquisitions resulted in increased property taxes, other property operating expense, asset management fees, acquisitions expenses and depreciation.  As the Company continues to acquire new properties, by means of the equity raises and debt financing, we expect to see our operations and maintenance and depreciation expenses grow.

	For the Years Ended December 31,
	2017	2016
Other income (expense)
Interest expense	$(4,651,000)	$(154,000)
Distribution income – related party	189,000	34,000
Gain from sale of investment	1,200,000	--
Gain from acquisition of real estate-equity method	180,000	--
Loss from assets held for sale		(19,000)
Income from DST	105,000	--
Income from investment in equity method investee	19,000	3,000
Total other expense	$(2,958,000)	$(136,000)

The increase in interest expense for the year ended December 31, 2017, as compared to 2016, is related to the Company's increased use of debt to acquire properties. To maximize the use of our cash, the Company will continue to look for opportunities to utilize financing on future acquisitions, including with the use of our line of credit with KeyBank or permanent debt at the time of acquisitions.  The interest expense will vary based on the amount of our borrowings and current interest rates at the time of financing.  The Company will seek to secure appropriate leverage with the lowest interest rate available to us.  The terms of the loans will greatly depend on the quality of the property, the credit worthiness of the tenant and the amount of income the property is able to generate through our parking leases.  There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all. Interest expense recorded for the year ended December 31, 2017 includes loan amortization costs. Total loan amortization cost for the years ended December 31, 2017 and 2016 was approximately $1.6 million and $0.3 million, respectively.

For additional information see Note J – Line of Credit and Note K – Notes Payable in the notes to the consolidated financial statements included in Part II, Item 8 Financial Statements of this Annual Report.

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

In order to provide a more complete understanding of the operating performance of a REIT, NAREIT promulgated a measure known as FFO. FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, the Company believes that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of the Company's performance relative to the Company's competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than the Company does, making comparisons less meaningful.

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

For all of these reasons, the Company believes the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of the Company's real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of the Company's cash available to fund distributions since other uses of cash, such as capital expenditures at the Company's properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as the Company's where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if the Company does not continue to operate under the Company's current business plan as noted above. MFFO is useful in assisting management and investors in assessing the Company's ongoing ability to generate cash flow from operations and continue as a going concern in future operating periods, and in particular, after the Common Stock Offering and acquisition stages are complete and NAV is disclosed. However, MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as more prominent a measure of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.

None of the SEC, NAREIT or any other organization has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP performance measure. In the future, the SEC or NAREIT may decide to standardize the allowable exclusions across the REIT industry, and the Company may have to adjust the calculation and characterization of this non-GAAP measure.

The Company's calculation of FFO and MFFO attributable to shareholders is presented in the following table for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017	2016
Net loss attributable to The Parking REIT, Inc. common shareholders	$(10,751,000)	$(4,268,000)
Add (Subtract):
Gain on Sale of real estate	(1,200,000)	--
Depreciation and Amortization of real estate assets	2,036,000	195,000
FFO	$(9,915,000)	$(4,073,000)
Add:
Acquisition fees and expenses to non-affiliates	2,695,000	2,472,000
Acquisition fees and expenses to affiliates	1,957,000	1,229,000
Acquisition / Merger costs	6,216,000	--
MFFO attributable to The Parking REIT, Inc. shareholders	$953,000	$(372,000)
Distributions paid to Common Shareholders	$2,296,000	$732,000

Liquidity and Capital Resources

The Company commenced operations on December 30, 2015.

The Company's principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, capital expenditures, interest on the Company's outstanding indebtedness and the payment of distributions to the Company's stockholders. Over time, the Company intends to generally fund its operating expenses from its cash flow from operations. The cash required for acquisitions and investments in real estate is funded primarily from the sale of shares of the Company's preferred stock and common stock, including those offered for sale through the Company's distribution reinvestment plan, dispositions of properties in the Company's portfolio and through third party financing and the assumption of debt on acquired properties.

The Company may seek to raise additional funds through equity financings, such as private placements of its preferred stock, as well as through additional debt financing.  As of December 31, 2017, the Company had raised approximately $2.7 million in funds from the private placements of Series A Convertible Redeemable Preferred Stock and approximately $27.4 million in funds from the private placements of Series 1 Convertible Redeemable Preferred Stock. The Company continued to raise additional funds through private placements of Series 1 Convertible Redeemable Preferred Stock until January 31, 2018, at which time the Preferred Series 1 offering was closed.

As of December 31, 2017, the Company's debt consisted of approximately $123.8 million in fixed rate debt and $22.3 million in variable rate debt, net of loan issuance costs.

Net cash used in operating activities for the year ended December 31, 2017 totaled approximately $16.6 million. Operating cash flows were used for the payment of normal operating expenses such as management fees, insurance, accounting fees and legal bills.  Net cash used in investing activities totaled approximately $88.4 million and mainly consisted of purchase of investments in real estate totaling $92.2 million (with proceeds from non-controlling interest totaling $5.1 million and use of deposits from prior periods totaling $3.9 million), building improvements of approximately $3.2 million, additional investment in Houston Preston of approximately $1.0 million and the purchase of an investment in a DST for $2.8 million. Net cash provided by financing activities totaled approximately $108.6 million and mainly consisted of proceeds from notes payable of approximately $77.8 million, proceeds from the Company's KeyBank line of credit of approximately $64.4 million, proceeds from issuance of preferred stock of approximately $29.4 million, proceeds from issuance of common stock of approximately $4.9 million, netted with payments on the KeyBank line of credit of approximately $53.6 million, distributions to non-controlling interests of approximately $1.9 million, payments on notes payable of approximately $11.5 million and distributions to stockholders of approximately $1.6 million.

Net cash used in operating activities for the year ended December 31, 2016 totaled approximately $3.6 million.  Operating cash flows were used for the payment of normal operating expenses.  Net cash used in investing activities totaled approximately $59.4 million and consisted of investments in real estate of approximately $53.7 million, investment in equity method investee of approximately $1.2 million, investments in cost method investees of approximately $2.0 million, investment in cost method investees held for sale of approximately $0.8 million and security deposits on future acquisitions of approximately $4.6 million. Net cash provided by financing activities totaled approximately $65.7 million and consisted of proceeds from issuance of common stock of approximately $54.0 million, proceeds from notes payable related to a cost method investment property of approximately $6.5 million, distributions of approximately $2.6 million and payments on notes payable of approximately $0.2 million.

On October 5, 2016, the Company, through its Operating Partnership, and MVP I (the "REITs"), through a wholly owned subsidiary (the "Borrowers"), entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ("KeyBank") as the administrative agent and KeyBank Capital Markets ("KeyBank Capital Markets") as the lead arranger. Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which could be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility had an initial term of two years, maturing on October 5, 2018, and could be extended for a one-year period if certain conditions were met and upon payment of an extension fee.  The Unsecured Credit Facility had an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate was calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Unsecured Credit Facility were interest only and were due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement were joint and several.  The REITs entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

On June 26, 2017, the REITs, each through a wholly owned subsidiary, the Operating Partnership and MVP Real Estate Holdings, LLC (together, the "Borrowers"), entered into a credit agreement (the "Working Capital Credit Agreement") with KeyBank as the administrative agent and KeyBanc Capital Markets as the lead arranger. Pursuant to the Working Capital Credit Agreement, the Borrowers were provided with a $6.0 million credit facility (the "Total Commitment"), which could be increased up to $10 million, in minimum increments of $1 million.  The Total Commitment had an initial term of six months, maturing on December 26, 2017. In October 2017, the term was extended to March 31, 2018.  The Working Capital Credit Agreement had an interest rate calculated based on LIBOR Rate plus 4.5% or Base Rate plus 3.5%, both as provided in the Working Capital Credit Agreement.  The Base Rate was calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus ½ of 1%.  Payments under the Working Capital Credit Facility require 100% of the net proceeds of all capital events and equity issuances by the REITs within five business days of receipt.  The obligations of the Borrowers of the Unsecured Credit Agreement were joint and several. The REITs entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

On December 29, 2017, in connection with entering into the New Credit Agreement (as such term is defined below), the Operating Partnership and the Company terminated the existing credit facilities. The Operating Partnership repaid in full all amounts outstanding under the existing credit facilities with the proceeds from the New Credit Agreement. No prepayments fees or early termination penalties were incurred in connection with terminating the existing credit facilities.

On December 29, 2017, the Operating Partnership entered into a Credit Agreement (the "New Credit Agreement") with the lenders party thereto (the "Lenders"), KeyBank as administrative agent (the "Administrative Agent"), and KeyBanc Capital Markets as lead arranger. The New Credit Agreement provides for a $50 million senior secured revolving credit facility (the "Revolving Credit Facility"), which consists of a borrowing base revolving credit facility (the "BB Revolving Credit Facility") and a working capital revolving credit facility (the "WC Revolving Credit Facility").  The New Credit Agreement also provides the Operating Partnership with the option to increase the size of the Revolving Credit Facility and/or establish one or more new pari passu term loan facilities (each, a "Term Loan Facility") up to an aggregate commitment or principal amount of up to $350 million, subject to certain limitations. The BB Revolving Credit Facility and any Term Loan Facility mature on January 3, 2021, with two twelve-month extension options subject to certain conditions set forth in the New Credit Agreement, which, if exercised by the Operating Partnership, would extend the maturity date to January 3, 2023.  The WC Revolving Credit Facility matures on January 4, 2019, unless earlier terminated by the Operating Partnership.

In connection with our Unsecured Credit Agreement, the Borrowers were required to maintain a minimum liquidity requirement of $2.0 million. The Company maintained compliance to this lender requirement through December 29, 2017, when the amount outstanding under the Unsecured Credit Agreement was paid in full.

In addition, the loan with Bank of America for the MVP Detroit garage requires the Company to maintain $2.3 million in liquidity at all times, which is defined as unencumbered cash and cash equivalents. As of June 21, 2018, the Company was in compliance with this lender requirement.

Borrowings under the New Credit Agreement bear interest at a rate equal to the sum of a Margin (as such term is defined below) plus either a rate based on LIBOR for 1, 2 or 3 months or a base rate determined by reference to the highest of (1) the Administrative Agent's prime lending rate, (2) the federal funds effective rate plus 0.50% and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1.00%.  For the BB Revolving Credit Facility and any Term Loan Facility, the Margin is determined by the consolidated leverage ratio until the Operating Partnership achieves a senior unsecured credit rating of BBB-/Baa3 from S&P or Moody's at which time the Operating Partnership may elect to use an alternative pricing grid. The Margin for the BB Revolving Credit Facility ranges from 0.75% to 1.50% in the case of base rate loans, and 1.75% to 2.50%, in the case of LIBOR rate loans. The Margin for the Term Loan Facility ranges from 0.70% to 1.45%, in the case of base rate loans, and 1.70% to 2.450%, in the case of LIBOR rate loans. The Margin as of the date of effectiveness of the New Credit Agreement is (1) in respect of BB Revolving Credit Facility, 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, and (2) in respect of any Term Loan Facility, 1.45%, in the case of base rate loans, and 2.45%, in the case of LIBOR rate loans.  For the WC Revolving Credit Facility, the Margin is 3.00% in the case of base rate loans, and 4.00% in the case of LIBOR rate loans.

The Company will experience a relative decrease in liquidity as proceeds from its debt or equity financings are used to acquire and operate assets and may experience a temporary, relative increase in liquidity if and when investments are sold, to the extent such sales generate proceeds that are available for additional investments. The Advisor may, but is not required to, establish working capital reserves from proceeds from the Common Stock Offering of cash flow generated by the Company's investments or out of proceeds from the sale of investments. The Company does not anticipate establishing a general working capital reserve; however, the Company may establish capital reserves with respect to particular investments. The Company also may, but is not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. The Company's lenders also may require working capital reserves.

In connection with the Company's New Credit Agreement, the Borrowers are required to maintain a minimum liquidity requirement of $2.0 million or 1.0% of the parking asset value, which was defined as the sum of unencumbered cash and cash equivalents of the Borrowers and their Subsidiaries.

The Company's existing credit agreement also requires the Company to comply with various financial and other covenants.  In addition, the failure of Mr. Shustek to be a non-member manager of the Advisor or for the Advisor to continue to manage the Company is an event of default under approximately $71 million of the Company's secured mortgage debt.  Please see, for more information, "Risk Factors – Risks Related to Our Financing Strategy – If we breach covenants under our existing credit facility and other indebtedness, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect our financial condition, results of operations and cash flows."

On June 19, 2018, the Company (as "Guarantor"), the Borrowers and the Lenders entered into an amendment and waiver to the New Credit Agreement.  Pursuant to the amendment and waiver, the Lenders agreed to waive the Borrowers' breach of the fixed charge coverage ratio for the period ended March 31, 2018, and the Borrowers' requirement to comply with the fixed charge coverage ratio for the period ended June 30, 2018 and September 30, 2018, and the Guarantor's breach of the financial reporting obligations under the credit agreement for the periods ended December 31, 2017 and March 31, 2018.  Pursuant to the amendment and waiver, the Lenders, the Borrowers and the Company (as Guarantor) also agreed to the following, among other changes:

•	the Fixed Charge Coverage Ratio shall not be less than (i) at any time on or prior to June 30, 2019, 1.35:1.00, and (ii) at any time thereafter, 1.60:1.00;
•	the Lenders shall advance approximately $27.4 million to fund the Borrowers' acquisition costs of pending property purchases;
•	the Borrowers shall make mandatory principal payments on the WC Revolving Credit Facility in the amounts and at the times scheduled therein;
•	the WC Revolving Credit Facility shall be reduced to $16.1 million and the Lenders' obligations to make WC Revolving Loans shall be terminated;
•
the Company shall file to list and register its common stock on the New York Stock Exchange or other recognized exchange in the United States by no later than July 31, 2018, obtain approval of such listing application by August 31, 2018 and complete the listing by September 30, 2018;

•
the Company shall redeem all of its outstanding Series A and Series 1 preferred stock and pay the entire redemption price in the form of shares of the Company's common stock (as is permitted by the articles supplementary governing each series of preferred stock), within 30 days after the completion of the listing of its common stock on a national securities exchange;

•	the Company shall make no cash distributions to its preferred shareholders after the earlier of (i) 30 days after the completion of the public listing or (ii) September 30, 2018;
•
the collateral under the existing credit facility shall include certain recently purchased properties and Borrowers shall not be entitled to release any collateral prior to the retirement in full of the WC Revolving Credit Facility; and

•	prior to the retirement of the WC Revolving Credit Facility, management fees paid by the Company to the Advisor shall not exceed $200,000 per quarter.

To the extent that the working capital reserve is insufficient to satisfy the Company's cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to certain exceptions and limitations, the Company may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Net losses of $11.4 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively.
•	Negative cash flow from operating activities for 2017 and 2016.
Ordinarily, conditions or events that raises substantial doubt about an entity's ability to continue as a going concern relate to the entity's ability to meet its obligations as they become due.
The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	The Company raised approximately $142 million and $34 million of debt and equity financing, respectively, during the year ended December 31, 2017.
•	The Company has historically raised funds from debt and equity financings.
•	As a result of the Company's restructurings that were implemented during the year ended December 31, 2017, the Company's cost structure is now in line with its future revenue projections.
In addition to the recent capital raised in 2017, management also believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months from the issuance date.

The Company will take one or more of the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Implement additional restructuring and cost reductions.
•	Raise additional capital through short-term loans.
•	Raise additional capital by placing secured mortgage debt on unencumbered assets.
•	Raise additional capital through a private placement.
•	Dispose of one or more assets.
At December 31, 2017, the Company had $8.5 million in cash and cash equivalents.

Management is not aware of any additional material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting the Company's targeted portfolio, the U.S. parking facility industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of the Company's assets.

In addition to making investments in accordance with the Company's investment objectives, the Company expects to use its capital resources to make certain payments to the Advisor and the selling agent(s). During the acquisition and development stage, the Company expects to make payments to the Advisor in connection with the selection or purchase of investments, the management of the Company's assets and costs incurred by the Advisor in providing services to us. For a discussion of the compensation to be paid to the Advisor, see "Fees and Expenses Paid in Connection with the Operations of the Company", included in Note E — Related Party Transactions and Arrangements Part II, Item 8 Financial Statements of this Annual Report for more information. The Amended and Restated Advisory Agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and the Company's board of directors.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the Advisor and its affiliates in connection with the Company's organization operations for the years ended December 31, 2017 and 2016.

	For the Years Ended December 31,
	2017	2016
Acquisition Fees	$1,957,000	$1,229,000
Asset Management Fees	1,259,000	197,000
Merger Fees	3,600,000	--
Total	$6,816,000	$1,426,000

Distributions and Stock Dividends

The Company intends to make regular cash and stock distributions to its common stockholders and cash distributions to its Series A preferred stock and Series 1 preferred stock, typically on a monthly basis. The actual amount and timing of distributions will be determined by the Company's board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, the Company's distribution rate and payment frequency may vary from time to time and could be reduced from current levels. However, to qualify as a REIT for federal income tax purposes, the Company must make distributions equal to at least 90% of its REIT taxable income each year.

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

From inception through December 31, 2017, the Company had paid approximately $1.2 million in cash, issued 72,111 shares of its common stock as DRIP and issued 121,147 shares of its common stock as dividend in distributions to the Company's stockholders.  All of the cash distributions were paid from offering proceeds and constituted a return of capital.  The Company's total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company's DRIP are detailed below.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$161,000	$285,000	$446,000	$(3,672,000)
2nd Quarter, 2017	168,000	306,000	474,000	(3,943,000)
3rd Quarter, 2017	172,000	309,000	481,000	(2,329,000)
4th Quarter, 2017	178,000	310,000	488,000	(6,678,000)
Total 2017	$679,000	$1,210,000	$1,889,000	$(16,622,000)

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2016	$10,000	$14,000	$24,000	$(134,000)
2nd Quarter, 2016	47,000	67,000	114,000	(435,000)
3rd Quarter, 2016	85,000	136,000	221,000	(1,181,000)
4th Quarter, 2016	132,000	241,000	373,000	(1,894,000)
Total 2016	$274,000	$458,000	$732,000	$(3,644,000)

As of December 31, 2017, the Company had declared $952,000 in distributions for Common stockholders, $679,000 of which has been paid. The Company had also issued 121,147 shares of its common stock as dividend distributions made to the Company's stockholders and 72,111 shares through the DRIP.

Preferred Series A Stock

The Company offered up to $50 million in shares of the Company's Series A Convertible Redeemable Preferred Stock ("Series A"), par value $0.0001 per share, together with warrants to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors. In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the Shares to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  The Company raised approximately $2.5 million, net of offering costs, in the Series A private placements.

The offering price was $1,000 per share.  In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 21, 2018, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.  These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note R — Preferred Stock and Warrants in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various related party transactions, agreements and fees.

From inception through December 31, 2017, the Company has paid approximately $128,000 in distributions for Series A stockholders.

	Total Series A Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$5,000	$(3,672,000)
2nd Quarter, 2017	41,000	(3,943,000)
3rd Quarter, 2017	41,000	(2,329,000)
4th Quarter, 2017	41,000	(6,678,000)
Total 2017	$128,000	$(16,622,000)

As of December 31, 2017, the Company had declared $142,000 in distributions for Series A stockholders, $128,000 of which had been paid.

To comply with its amended credit agreement, the Company will make no cash distributions to its Series A stockholders after the earlier of (i) 30 days after the completion of the listing of the Company's common stock on a national securities exchange or (ii) September 30, 2018.  The Company will file an application to list its common stock on a national securities exchange by July 31, 2018, and the Company will seek to obtain approval of the listing application by August 31, 2018 and complete the listing by September 30, 2018.  Upon listing, the Company also will redeem all of its outstanding Series A preferred stock and pay the entire redemption price in the form of shares of the Company's common stock, based on the volume weight average price per share of the Company's common stock for the 20 trading days immediately after the commencement of listing.  However, there can be no assurance that the Company will cause a listing to occur within such time frame or at all.

Preferred Series 1 Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors. On January 31, 2018, the Company closed this offering. As of June 21, 2018, the Company had raised approximately $36.5 million, net of offering costs, in the Series 1 private placements and had 39,810 shares of Series 1 issued and outstanding.

The offering price is $1,000 per share.  In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 21, 2018, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.  These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note R — Preferred Stock and Warrants in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various related party transactions, agreements and fees.

From inception through December 31, 2017, the Company has paid $380,000 in distributions for Series 1 stockholders.

	Total Series 1 Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$--	$(3,672,000)
2nd Quarter, 2017	14,000	(3,943,000)
3rd Quarter, 2017	98,000	(2,329,000)
4th Quarter, 2017	268,000	(6,678,000)
Total 2017	$380,000	$(16,622,000)

As of December 31, 2017, the Company had declared $518,000 in distributions for Series 1 stockholders, $380,000 of which had been paid.

To comply with its amended credit agreement, the Company will make no cash distributions to its Series 1 stockholders after the earlier of (i) 30 days after the completion of the listing of the Company's common stock on a national securities exchange or (ii) September 30, 2018.  The Company will file an application to list its common stock on a national securities exchange by July 31, 2018, and the Company will seek to obtain approval of the listing application by August 31, 2018 and complete the listing by September 30, 2018.  Upon listing, the Company also will redeem all of its outstanding Series 1 preferred stock and pay the entire redemption price in the form of shares of the Company's common stock, based on the volume weight average price per share of the Company's common stock for the 20 trading days immediately after the commencement of listing.  However, there can be no assurance that the Company will cause a listing to occur within such time frame or at all.

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

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset management services and reimbursement of operating and offering related costs. For additional information see Note E — Related Party Transactions and Arrangements in in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various related party transactions, agreements and fees.

On November 5, 2016, the Company purchased 338,409 shares of MVP I's common stock from an unrelated third party for $3.0 million or $8.865 per share. During the years ended December 31, 2017 and 2016, the Company received approximately $189,000 and $34,000, respectively, in stock distributions, related to the Company's ownership of MVP I common stock.

At the effective time of the Merger, 174,026 shares of MVP I Common Stock held by the Company was retired.

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

Income Taxes

The Company is organized and conducts operations to qualify as a REIT under Sections 856 to 860 of the Code and to comply with the provisions of the Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met.  Our REIT taxable income may substantially exceed or be less than our net income as determined based on GAAP because differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

If the Company does not qualify as a REIT for the tax year ended December 31, 2017, it will file as a C corporation and deferred tax assets and liabilities will be established for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for the deferred tax assets is provided if the Company believes that it is more likely than not that it will not realize the tax benefit of deferred tax assets based on the available evidence at the time the determination is made. For the tax year ended December 31, 2017, the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets, and thus a valuation allowance should be recorded against its net deferred tax assets.

The Company will be electing to be treated as a REIT for the tax year beginning January 1, 2017 and ending December 31, 2017 and believes that it has been organized and has operated during 2017 in such a manner to meet the qualifications to be treated as a REIT for federal and state income tax purposes.  During 2016, the Company was subject to U.S. federal and state income taxes and filed income tax returns as a C corporation.  As such, the Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company uses a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement.  The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2017.

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

The Company has a net deferred tax asset of $1.6 million which is subject to a full valuation allowance and thus is not recorded on the Company's balance sheet. The deferred tax asset is primarily made up of net operating losses and capitalized acquisition costs which are deducted for book but capitalized for tax purposes. If the Company makes a REIT election, the net operating losses will not be available to offset future income; however, they may be used to offset any built-in gains. Due to the valuation allowance, the Company's effective rate is approximately 0%.

REIT Compliance

The Company intends to qualify as a REIT for federal income tax purposes for the year ended December 31, 2017, and therefore the Company generally will not be subject to federal income tax on income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income tax on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company's net income.

To qualify as a REIT for tax purposes, the Company will be required to distribute at least 90% of its REIT taxable income to the Company's stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the Company's REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on the taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of December 31, 2017, there were detachable warrants that may be exercised for 84,510 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at December 31, 2017 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to us would be approximately $2.1 million and we would as a result issue an additional 84,510 shares of common stock.

For additional information see "— Liquidity and Capital Resources" and "—Preferred Series A Stock" above and Note R — Preferred Stock and Warrants in in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various related party transactions, agreements and fees.

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of December 31, 2017, there were detachable warrants that may be exercised for approximately 1,035,755 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at December 31, 2017 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, we would issue an additional 1,035,755 shares of common stock and would receive gross proceeds of approximately $25.9 million.

For additional information see "— Liquidity and Capital Resources" and "—Preferred Series A Stock" above and Note R — Preferred Stock and Warrants in in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various related party transactions, agreements and fees.

Critical Accounting Policies

The Company's accounting policies have been established in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied, or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements.

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

The Company is required to present the operations related to properties that have been sold, or properties that are intended to be sold, as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.

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

Deferred Costs

Deferred costs may consist of deferred financing costs, deferred offering costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Contractual Obligations

As of December 31, 2017, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facilities:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$125,666,000	$1,925,000	$8,160,000	$4,964,000	$110,617,000
Lines of credit:	--	--	--	--	--
Interest	--	--	--	--	--
Principal	22,757,000	22,757,000	--	--	--
Total	$148,423,000	$24,682,000	$8,160,000	$4,964,000	$110,617,000

Contractual obligations table amount does not reflect the unamortized loan issuance costs of approximately $1.9 million for notes payable and approximately $0.5 million for the line of credit as of December 31, 2017.

Subsequent Events

See Note S — Subsequent Events in in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various subsequent events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Parking REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Parking REIT, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company's auditors since 2015.

New York, New York
June 21, 2018

THE PARKING REIT, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31
	2017	2016
ASSETS
Investments in real estate
Land and improvements	$131,169,000	$28,854,000
Buildings and improvements	153,456,000	24,889,000
Construction in progress	750,000	--
Intangible Assets	2,427,000	--
	287,802,000	53,743,000
Accumulated depreciation	(2,231,000)	(195,000)
Total investments in real estate, net	285,571,000	53,548,000

Investment in equity method investee	--	1,150,000
Investments in cost method investee – held for sale	--	836,000
Investments in cost method investee	--	936,000
Assets held for sale	6,543,000	700,000
Cash	8,501,000	4,885,000
Cash – restricted	8,229,000	100,000
Prepaid expenses	184,000	283,000
Accounts receivable	409,000	208,000
Investments in MVP REIT, Inc.	--	3,034,000
Investment in DST	2,821,000	--
Other assets	685,000	4,575,000
Total assets	$312,943,000	$70,255,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $1.9 million and $0.1 million as of December 31, 2017 and 2016, respectively	$123,770,000	$5,318,000
Lines of credit, net of unamortized loan issuance costs of approximately $0.5 million and $0.2 million as of December 31, 2017 and 2016, respectively	22,302,000	7,957,000
Accounts payable and accrued liabilities	3,913,000	485,000
Security Deposit	202,000	2,000
Due to related parties	385,000	575,000
Deferred revenue	195,000	45,000
Total liabilities	150,767,000	14,382,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders' Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of December 31, 2017 and none as of December 31, 2016)	--	--
Preferred stock Series 1; $0.0001 par value, 97,000 shares authorized, 29,789 shares issued and outstanding (stated liquidation value of $29,789,000 as of December 31, 2017 and none as of December 31, 2016)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 6,532,009 and 2,301,828 shares issued and outstanding as of December 31, 2017 and 2016, respectively	--	--
Additional paid-in capital	177,598,000	56,875,000
Accumulated deficit	(18,173,000)	(5,126,000)
Total The Parking REIT, Inc. Shareholders' Equity	159,425,000	51,749,000
Non-controlling interest	2,751,000	4,124,000
Total equity	162,176,000	55,873,000
Total liabilities and equity	$312,943,000	$70,255,000
The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31
	2017	2016
Revenues
Base rent income	$9,212,000	$1,602,000
Percentage rent income	1,173,000	--
Total revenues	10,385,000	1,602,000

Operating expenses
Property taxes	677,000	65,000
Property operating expense	981,000	395,000
Asset management expense – related party	1,259,000	197,000
General and administrative	1,897,000	1,049,000
Merger costs	2,616,000	--
Merger costs – related party	3,600,000	--
Acquisition expenses	2,695,000	2,472,000
Acquisition expenses – related party	1,957,000	1,229,000
Seminar	--	16,000
Depreciation	2,036,000	195,000
Total operating expenses	17,718,000	5,618,000

Loss from operations	(7,333,000)	(4,016,000)

Other income (expense)
Interest expense	(4,651,000)	(154,000)
Distribution income – related party	189,000	34,000
Gain from sale of investment in real estate	1,200,000	--
Gain from acquisition of real estate – equity method	180,000	--
Income from DST	105,000
Loss from assets held for sale, net of income taxes	--	(19,000)
Income from investment in equity method investee	19,000	3,000
Total other expense	(2,958,000)	(136,000)

Net loss	(10,291,000)	(4,152,000)
Net income attributable to non-controlling interest	460,000	116,000
Net loss attributable to The Parking REIT, Inc.'s stockholders	$(10,751,000)	$(4,268,000)

Preferred stock distributions declared - Series A	(142,000)	--
Preferred stock distributions declared - Series 1	(518,000)	--
Net loss attributable to The Parking REIT, Inc.'s common stockholders	(11,411,000)	(4,268,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to The Parking REIT, Inc.'s common stockholders - basic and diluted	$(4.21)	$(3.87)
Distributions declared per common share	$(0.24)	$0.66
Weighted average common shares outstanding, basic and diluted	2,709,977	1,102,459
The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2015	--	$--	94,749	$--	$2,430,000	$(126,000)	$--	$2,304,000

Issuance of common stock	--	--	2,159,504		53,987,000			53,987,000
Issuance of common stock – DRIP	--	--	18,311		458,000			458,000
Issuance of common stock – Dividend	--	--	29,264		732,000	(732,000)	--	--
Investment from non-controlling interest	--	--	--		--	--	6,584,000	6,584,000
Distributions to non-controlling interest	--	--	--		--	--	(2,576,000)	(2,576,000)
Distributions to stockholders	--	--	--		(732,000)	--	--	(732,000)
Net (loss) income	--	--	--		--	(4,268,000)	116,000	(4,152,000)
Balance, December 31, 2016	--	--	2,301,828	--	56,875,000	(5,126,000)	4,124,000	55,873,000

Distributions to non-controlling interest	--	--	--	--	--	--	(427,000)	(427,000)
Issuance of common stock	--	--	196,985	--	4,925,000	--	--	4,925,000
Issuance of common stock – DRIP	--	--	53,800	--	1,321,000	--	--	1,321,000
Issuance of preferred Series A	2,862	--	--	--	2,544,000	--	--	2,544,000
Issuance of preferred Series 1	29,789	--	--	--	26,892,000	--	--	26,892,000
Issuance of Common Stock in connection with the merger			3,887,513		85,701,000		(6,245,000)	79,456,000
Contributions	--	--	--	--	--	--	6,264,000	6,264,000
Consolidation of Houston Preston	--	--	--	--	--	--	6,000	6,000
Loan proceeds to NCI	--	--	--	--	--	--	(1,431,000)	(1,431,000)
Distributions - Common	--	--	--	--	(2,296,000)	--		(2,296,000)
Distributions – Series A	--	--	--	--	(142,000)		--	(142,000)
Distributions – Series 1	--	--	--	--	(518,000)		--	(518,000)
Stock dividend	--	--	91,883	--	2,296,000	(2,296,000)	--	--
Net income (loss)	--	--	--	--	--	(10,751,000)	460,000	(10,291,000)
Balance, December 31, 2017	32,651	$--	6,532,009	$--	$177,598,000	$(18,173,000)	$2,751,000	$162,176,000

The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2017	2016
Cash flows from operating activities:
Net Loss	$(10,291,000)	$(4,152,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,036,000	195,000
Gain from acquisition of real estate	(180,000)	--
Income from investment in equity method investee	(19,000)	(3,000)
Distribution from MVP REIT	(189,000)	(34,000)
Distribution from DST	(105,000)	--
Amortization of loan costs	691,000	40,000
Changes in operating assets and liabilities
Cash - Restricted	(5,408,000)	(100,000)
Due to/from related parties	(2,829,000)	543,000
Accounts payable	1,693,000	479,000
Loan Fees	(1,610,000)	(348,000)
Security deposits	(53,000)	2,000
Other assets	--	--
Assets held for sale	(577,000)	--
Deferred revenue	--	45,000
Accounts receivable	84,000	(208,000)
Prepaid expenses	135,000	(103,000)
Net cash used in operating activities	(16,622,000)	(3,644,000)
Cash flows from investing activities:
Purchase of investment in real estate	(92,200,000)	(53,743,000)
Investment in assets held for sale	--	(700,000)
Investment for 20% ownership Houston Preston, net of cash in bank account	(1,015,000)	--
Investment in DST	(2,821,000)	--
Building improvements	(3,218,000)	--
Proceeds from Investments	167,000	--
Proceeds from sale of investment in real estate	1,577,000	--
Deposits applied to purchase of investment in real estate	3,890,000	(4,575,000)
Investment in cost method investee	(67,000)	(1,994,000)
Investment in cost method investee – held for sale	(3,000)	(836,000)
Investment in equity method investee	(50,000)	(1,160,000)
Investment in MVP REIT, Inc.	(1,018,000)	(3,000,000)
Cash from merger	1,295,000	--
Proceeds from non-controlling interest	5,075,000	6,584,000
Net cash used in investing activities	(88,388,000)	(59,424,000)
Cash flows from financing activities
Proceeds from note payable	77,752,000	6,498,000
Payments on note payable	(11,455,000)	(153,000)
Proceeds from line of credit	64,400,000	8,190,000
Payments made on line of credit	(53,633,000)	--
Distribution to non-controlling interest	(1,858,000)	(2,576,000)
Distribution from investment in cost method investee	42,000
Distribution from investment in equity method investee	195,000	13,000
Proceeds from issuance of common stock	4,925,000	53,987,000
Proceeds from issuance of preferred stock	29,436,000	--
Dividends paid to stockholders	(1,178,000)	(274,000)
Net cash provided by financing activities	108,626,000	65,685,000
Net change in cash	3,616,000	2,617,000
Cash, beginning of period	4,885,000	2,268,000
Cash, end of period	$8,501,000	$4,885,000

THE PARKING REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Continued)

	For the Years Ended December 31
	2017	2016
Supplemental disclosures of cash flow information:
Interest Paid	$4,651,000	$154,000
Non-cash investing and financing activities:
Distributions - DRIP	$1,210,000	$458,000
Dividend shares	$2,296,000	$732,0000
Dividends declared not yet paid	$457,000	$--
Conversion from debt to preferred shares	$2,000,000	$--
The accompanying notes are an integral part of these consolidated financial statements

THE PARKING REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Note A — Organization and Business Operations

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the "Company"), is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes upon the filing of the federal tax return for the year ended December 31, 2017. The Company believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2017; however, if the Company is unable to satisfy the requirements for REIT qualification for the year ended December 31, 2017, the Company will continue to operate as a C corporation for U.S. federal income tax purposes. As of December 31, 2016, the Company ceased all selling efforts for the initial public offering (the "Common Stock Offering") of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 (No. 333-205893) filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. As of December 31, 2017, the Company had raised approximately $61.3 million in the Common Stock Offering before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $1.2 million. The Company has also registered $50 million in shares of common stock for issuance pursuant to a distribution reinvestment plan (the "DRIP"), under which common stockholders may elect to have their distributions reinvested in additional shares of common stock at the current price of $25.00 per share.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. No more than 10% of the proceeds of the Common Stock Offering were used for investment in Canadian properties.  To a lesser extent, the Company may also invest in properties other than parking facilities.

The Company is the sole general partner of MVP REIT II Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership"). The Company intends to own substantially all of its assets and conduct substantially all of its operations through the Operating Partnership. The Company's wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is operated in a manner that enables the Company to (1) satisfy the requirements to qualify and maintain qualification as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership is not classified as a "publicly traded partnership" for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"), which classification could result in the Operating Partnership being taxed as a corporation.

The Company utilizes an Umbrella Partnership Real Estate Investment Trust ("UPREIT") structure to enable the Company to acquire real property in exchange for limited partnership interests in the Operating Partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to the Company in exchange for shares of the Company's common stock or cash.

As part of the Company's initial capitalization, 8,000 shares of common stock were sold for $200,000 to MVP Capital Partners II, LLC (the "Sponsor"), the Company's sponsor. The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc., a Maryland corporation that trades on the OTC pink sheets ("VRM II"), and 40% by Vestin Realty Mortgage I, Inc., a Maryland corporation that trades on the OTC pink sheets ("VRM I"), and both VRM II and VRM I were managed by Vestin Mortgage, LLC, a Nevada limited liability company wholly owned by Michael Shustek ("Vestin Mortgage"), prior to being internalized in January 2018.

The Company's advisor is MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the "Advisor"), a Nevada limited liability company, which is owned 60% by VRM II and 40% by VRM I.  The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to a second amended and restated advisory agreement between the Company and the Advisor (the "Amended and Restated Advisory Agreement"), which became effective upon consummation of the Merger (as such term is defined below). As of June 21, 2018, the Company had no paid employees.

From inception through December 31, 2017, the Company has paid approximately $3.0 million in distributions, including issuing 72,111 shares of its common stock as DRIP shares, issuing 121,147 shares of its common stock as dividend in distributions to the Company's common stockholders, all of which have been paid from offering proceeds and constituted a return of capital.  The Company may continue to pay distributions from sources other than cash flow from operations, including proceeds from the Common Stock Offering and other stock sales, the sale of assets or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

On May 26, 2017, the Company, MVP REIT, Inc., a Maryland corporation ("MVP I"), MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Merger Sub"), and the Advisor entered into an agreement and plan of merger (the "Merger Agreement"), pursuant to which MVP I would merge with and into Merger Sub (the "Merger").

On December 15, 2017 (the "Closing Date"), the Merger was consummated. The Certificate of Merger contemplated by the Merger Agreement was filed with the Secretary of State of the State of Delaware, and the Articles of Merger contemplated by the Merger Agreement were filed with the State Department of Assessments and Taxation of Maryland, and the Merger became effective at 12:30 pm Eastern time on the Closing Date.

Following the Merger, the Company contributed 100% of its equity interests in Merger Sub to the Operating Partnership. The Company will own substantially all of its assets and will conduct substantially all of its operations through the Operating Partnership and will be advised by the Advisor.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of MVP I common stock, par value $0.001 per share, that was issued and outstanding immediately prior to the Merger (the "MVP I Common Stock"), was converted into the right to receive 0.365 shares of Company common stock. A total of approximately 3.9 million shares of Company common stock were issued to former MVP I stockholders, and former MVP I stockholders, following the Merger, own approximately 59.7% of the Company's common stock. To the extent that a MVP I stockholder was otherwise entitled to receive a fraction of a share of Company common stock, computed on the basis of the aggregate number of shares of MVP I common stock held by such holder, as applicable, such holder instead received a cash payment in lieu of a fractional share or unit. See Note P – Merger for additional information.

The Company was subsequently renamed "The Parking REIT, Inc." as set forth in the articles of amendment in connection with the Merger.

Capitalization

As of December 31, 2017, the Company had 6,532,009 shares of common stock issued and outstanding. During the year ended December 31, 2017, the Company had received proceeds of approximately $4.9 million for the issuance of its common stock in connection with the Common Stock Offering.  In connection with its formation, the Company sold 8,000 shares of common stock to the Sponsor for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series A"). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company's common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and has 2,862 Series A shares issued and outstanding.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the "Series 1"). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company's common stock to accredited investors.  As of December 31, 2017, the Company had raised approximately $26.9 million, net of offering costs, in the Series 1 private placements and had 29,789 Series 1 shares issued and outstanding. On January 31, 2018, the Company closed the Series 1 preferred offering.

Stockholders may elect to reinvest distributions received from the Company in common shares by participating in the Company's DRIP. The stockholder may enroll in the DRIP by completing the distribution change form. The stockholder may also withdraw at any time, without penalty, by delivering written notice to the Company.  Participants will acquire DRIP shares at a fixed price of $25.00 per share until (i) all such shares registered in the Common Stock Offering are issued, (ii) the Common Stock Offering terminates and the Company elects to deregister any unsold shares under the DRIP, or (iii) the Company's board decides to change the purchase price for DRIP shares or terminate the DRIP for any reason. Commencing on May 29, 2018 (the "Valuation Date"), which was 150 days following the second anniversary of the date on which  the minimum offering requirement in the Common Stock Offering was satisfied, the purchase price for the DRIP shares will be equal to the Company's net asset value ("NAV") per common share if the DRIP is ongoing.  The Company announced an NAV of $24.61 per common share effective as of May 29, 2018. The Company will update the NAV per share at least annually following the Valuation Date and further adjust the per share price in the Company's DRIP accordingly. The Company has registered $50,000,000 in shares for issuance under the DRIP.

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

On February 7, 2018, the Company filed a Current Report on Form 8-K stating that the board of directors has determined that the Merger and the issuance of the Company's common stock as consideration for the Merger qualifies as an involuntary exigent circumstance under the SRP. As a result, shares of common stock that, when combined with the holding period of the related MVP I Common Stock, have been held for the Two-Year Holding Period (as such term is defined in the SRP), are eligible to participate in the SRP subject to the other requirements and limitations of the SRP. In addition, the issuance date for any shares of MVP I Common Stock issued pursuant to the MVP REIT, Inc. Distribution Reinvestment Plan shall be deemed to be the same date as the issuance of the shares of MVP I Common Stock to which such shares relate.

On May 29, 2018 the Company's Board of Directors suspended its SRP, other than for repurchases in connection with a shareholder's death. In accordance with the SRP, the suspension of the SRP will take effect on June 28, 2018 which is 30 days after the filing date of the Form 8-K providing notice of the suspension.  The Company plans to utilize the cash savings to further its business operations. The Company's Board of Directors may in the future reinstate the share repurchase plan, although there is no assurance as to if or when this will happen.

The number of shares to be repurchased during a calendar quarter is limited to the lesser of: (i) 5.0% of the weighted average number of shares of common stock outstanding during the prior calendar year, and (ii) those repurchases that can be funded from the net proceeds of the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be reserved for that purpose by the Company's board of directors; provided however, that the above volume limitations shall not apply to repurchases requested in connection with the death or qualifying disability of a stockholder.  The board of directors may also limit the amounts available for repurchase at any time at its sole discretion. The SRP will terminate if the shares of common stock are listed on a national securities exchange.  Redemption requests other than those made in connection with the death or disability (as defined in the Code) of a stockholder will continue to be repurchased as of March 31st, June 30th, September 30th and December 31st of each year in accordance with the terms of the SRP.  As of December 31, 2017, there were no shares eligible for redemption (other than in connection with a death or disability of a stockholder).

Presentation of Financial Statements – Going Concern

Going Concern Evaluation

In connection with preparing consolidated financial statements for the year ended December 31, 2017, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued.
The Company considered the following:

•	Net losses of $11.4 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively.
•	Negative cash flow from operating activities for 2017 and 2016.
Ordinarily, conditions or events that raises substantial doubt about an entity's ability to continue as a going concern relate to the entity's ability to meet its obligations as they become due.
The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements are issued by considering the following:

•	The Company raised approximately $142 million and $34 million of debt and equity financing, respectively, during the year ended December 31, 2017.
•	The Company has historically raised funds from debt and equity financings.
•	As a result of the Company's restructurings that were implemented during the year ended December 31, 2017, the Company's cost structure is now in line with its future revenue projections.
In addition to the recent capital raised in 2017, management also believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months from the issuance date.

The Company will take one or more of the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Implement additional restructuring and cost reductions.
•	Raise additional capital through short-term loans.
•	Raise additional capital by placing secured mortgage debt on unencumbered assets.
•	Raise additional capital through a private placement.
•	Dispose of one or more assets.
At December 31, 2017, the Company had $8.5 million in cash and cash equivalents.

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

MVP PF Ft. Lauderdale 2013, LLC	MVP Milwaukee Arena Lot, LLC
MVP PF Kansas City 2013, LLC	MVP Clarksburg Lot, LLC
MVP PF Memphis Poplar 2013, LLC	MVP Denver Sherman 1935, LLC
MVP PF Memphis Court 2013, LLC	MVP Bridgeport Fairfield Garage, LLC
MVP PF St. Louis 2013, LLC	West 9th Street Properties II, LLC
Mabley Place Garage, LLC	MVP San Jose 88 Garage, LLC
MVP Denver Sherman, LLC	MCI 1372 Street, LLC
MVP Fort Worth Taylor, LLC	MVP Cincinnati Race Street, LLC
MVP Milwaukee Old World, LLC	MVP St. Louis Washington, LLC
MVP St. Louis Convention Plaza, LLC	MVP St. Paul Holiday Garage, LLC
MVP Houston Saks Garage, LLC	MVP Louisville Station Broadway, LLC
MVP St. Louis Lucas, LLC	White Front Garage Partners, LLC
MVP Milwaukee Wells, LLC	Cleveland Lincoln Garage, LLC
MVP Wildwood NJ Lot, LLC	MVP Houston Jefferson Lot, LLC**
MVP Indianapolis City Park, LLC	MVP Houston Preston Lot, LLC*
MVP KC Cherry Lot, LLC	MVP Houston San Jacinto Lot, LLC
MVP Indianapolis WA Street Lot, LLC	MVP Detroit Center Garage, LLC
Minneapolis City Parking, LLC	St Louis Broadway, LLC
MVP Minneapolis Venture, LLC	St Louis Seventh & Cerre, LLC
MVP Indianapolis Meridian Lot, LLC	MVP Preferred Parking, LLC
MVP Milwaukee Clybourn, LLC	MVP Raider Park Garage, LLC

* Entity was consolidated with the Company starting May 1, 2017. See Note E – Related Party Transactions for additional information.

** See Note M – Gain on Sale of Investment in Real Estate for additional information.

Under GAAP, the Company's consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures in which the Company is the primary beneficiary, or in which the Company has a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, the Company's management considers factors such as an entity's purpose and design and the Company's ability to direct the activities of the entity that most significantly impacts the entity's economic performance, ownership interest, board representation, management representation, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity's expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

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

Concentration

The Company had 14 parking tenants as of December 31, 2017 and six parking tenants as of December 31, 2016. One tenant, SP Plus Corporation (Nasdaq: SP) ("SP+"), represented 54.8% of the Company's base parking rental revenue for the year ended December 31, 2017.

SP+ is one of the largest providers of parking management in the United States.  As of December 31, 2017, SP+ managed approximately 3,600 locations in North America.

Below is a table that summarizes parking rent by tenant:

	For the Years Ended December 31,
Parking Tenant	2017	2016
SP+	54.8%	43.2%
iPark Services	12.9%	1.6%
Premier Parking	7.7%	14.7%
Interstate Parking	6.2%	17.2%
Miller Parking*	4.5%	--
Lanier Parking Solutions	4.1%	--
St. Louis Parking	4.1%	--
Riverside Parking	2.2%	5.9%
ABM**	2.1%	17.4%
ISOM Mgmt.	1.0%	--
Denison	0.2%	--
PCAM, LLC	0.1%	--
BEST PARK	0.1%	--
Denver School	<0.1%	--
Secure	<0.1%	--

* Revenue for Miller parking represents a settlement received by MVP Detroit Center Garage, LLC of approximately $408,000 for the operations of the garage through January 2017, at which time SP+ assumed operations under a longer-term lease agreement.

** Through February 28, 2017, MVP San Jose 88 Garage, LLC was subject to a parking management agreement with ABM and received revenue of $110,000. Starting on March 1, 2017, this property was leased to Lanier Parking Solutions.

In addition, the Company had concentrations in various cities based on parking rental revenue for the years ended December 2017 and 2016, as well as concentrations in various cities based on the real estate the Company owned as of December 31, 2017 and 2016. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Years Ended December 31,
	2017	2016
Detroit	39.4%	--
Houston	12.9%	1.6%
Cleveland	11.8%	34.3%
Nashville	7.7%	14.7%
St. Paul	6.2%	17.2%
St. Louis	5.9%	6.8%
San Jose	5.3%	8.2%
Cincinnati	4.3%	9.2%
Louisville	2.2%	5.9%
Lubbock	1.0%	--
Fort Worth	0.7%	--
Canton	0.5%	2.1%
Indianapolis	0.5%	--
Minneapolis	0.4%	--
Milwaukee	0.3%	--
St. Louis	0.3%	--
Bridgeport	0.2%	--
Memphis	0.1%	--
Kansas City	0.1%	--
Denver	0.1%	--
Ft. Lauderdale	0.1%	--
Wildwood	<0.1%	--
Clarksburg	<0.1%	--

Real Estate Investment Concentration by City
	As of December 31,
	2017	2016
Detroit	18.8%	--
Houston	12.7%	10.5%
Fort Worth	9.4%	--
Cincinnati	9.1%	8.5%
St Louis	7.0%	5.7%
Indianapolis	6.2%	--
Minneapolis	5.6%	3.8%
Cleveland	5.6%	22.2%
Milwaukee	4.0%	--
Nashville	4.0%	17.4%
Lubbock	3.7%	--
St Paul	2.9%	1.5%
Bridgeport	2.8%	15.4%
Memphis	1.7%	--
San Jose	1.3%	6.8%
Ft. Lauderdale	1.2%	--
Denver	1.1%	1.1%
Louisville	1.1%	5.8%
Kansas City	0.9%	--
Wildwood	0.5%	--
Clarksburg	0.2%	--
Canton	0.2%	1.3%

During the last week of August 2017, Houston, Texas experienced major flooding due to Hurricane Harvey.  This resulted in limited access to the Houston area and a shutdown of most business and government operations. The Company's parking garage and parking lots located in Houston, Texas experienced minimal damage during this time and experienced no loss in base rental income.

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

Cash

The Company maintains the majority of its cash at KeyBank. The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category of $250,000. As of December 31, 2017 and 2016, the Company had $5.6 million and $3.4 million, respectively, in excess of the federally-insured limits. As of December 31, 2017, the Company has not experienced any losses on cash deposits.

Restricted Cash

Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums and other amounts required to be escrowed pursuant to loan agreements.

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

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred. During the years ended December 31, 2017 and 2016, the Company had no advertising costs.

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

Organization, Offering and Related Costs

Certain organization and offering costs will be incurred by the Advisor.  Pursuant to the terms of the Amended and Restated Advisory Agreement, the Company will not reimburse the Advisor for these out of pocket costs and future organization and offering costs it may incur. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, and direct expenses of the Advisor's employees and employees of the Advisor's affiliates and others.

All direct offering costs incurred and or paid by the Company that are directly attributable to a proposed or actual offering, including sales commissions, if any, were charged against the gross proceeds of the Common Stock Offering and recorded as an offset to additional paid-in-capital.  All indirect costs will be expensed as incurred.

Stock-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note G — Stock-Based Compensation).

Income Taxes

The Company is organized and conducts operations to qualify as a REIT under Sections 856 to 860 of the I Code and to comply with the provisions of the Code with respect thereto.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met.  The Company's REIT taxable income may substantially exceed or be less than its net income as determined based on GAAP, because, differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing cost, capital gains and losses, and deferred income.

If the Company does not qualify as a REIT for the tax year ended December 31, 2017, the Company will file as a C corporation and deferred tax assets and liabilities will be established for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for the deferred tax assets is provided if the Company believes that it is more likely than not that the Company will not realize the tax benefit of deferred tax assets based on the available evidence at the time the determination is made. For the tax year ended December 31, 2017, the Company did not realize the benefits of its deferred tax assets, and thus a valuation allowance was recorded against the Company's net deferred tax assets.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the years ended December 31, 2017 and 2016.

There is a potential for dilution from the Company's Series A Convertible Redeemable Preferred Stock which may be converted into the Company's common stock at any time beginning upon the earlier of (i) 90 days after the occurrence of a listing event or (ii) the second anniversary of the final closing of the offering (whether or not a listing event has occurred).  As of December 31, 2017, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding.

There is a potential for dilution from the Company's Series 1 Convertible Redeemable Preferred Stock which may be converted into the Company's common stock at any time beginning upon the earlier of (i) 45 days after the occurrence of a listing event or (ii) April 7, 2019 (whether or not a listing event has occurred). As of December 31, 2017, there were 29,789 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding.

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

Reportable Segments

The Company currently operates one reportable segment.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Accounting and Auditing Standards Applicable to "Emerging Growth Companies"

The Company is an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). For as long as the Company remains an "emerging growth company," which may be up to five fiscal years, the Company is not required to (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the "PCAOB"), requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The Company intends to take advantage of such extended transition period. Since the Company will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, the Company's financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If the Company were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Share Repurchase Program

The Company has a Share Repurchase Program (the "SRP") that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company's capital or operations.

On May 29, 2018, the Company announced that the Company's Board of Directors suspended the SRP, other than for repurchases in connection with a shareholder's death, as further described below.

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

On May 29, 2018, the Company established a NAV equal to $24.61 per common share.

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

The Company will repurchase shares as of March 31st, June 30th, September 30th and December 31st of each year.  Each stockholder whose repurchase request is approved will receive the repurchase payment approximately 30 days following the end of the applicable quarter, effective as of the last day of such quarter.  The Company refers to the last day of such quarter as the repurchase date.  If funds available for the Company's share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, repurchases due to the death of a stockholder, on the basis of the date of the request for repurchase; (ii) next, in the discretion of the Company's board of directors, repurchases because of other involuntary exigent circumstances, such as bankruptcy; (iii) next, repurchases of shares held by stockholders subject to a mandatory distribution requirement under the stockholder's IRA; and (iv) finally, all other repurchase requests based upon the postmark of receipt. If the Stockholder's repurchase request is not honored during a repurchase period, the Stockholder will be required to resubmit the request to have it considered in a subsequent repurchase period.

On October 27, 2016, the Company filed a Current Report on Form 8-K announcing, among other things, an amendment to the SRP providing for participation in the SRP by any holder of the Company's Series A Convertible Redeemable Preferred Stock, or any future board-authorized series or class of preferred stock that is convertible into common stock of the Company. Under the amendment, which became effective on November 26, 2016, a preferred stockholder may participate in the SRP by converting its preferred stock into common stock of the Company and submitting such common shares for repurchase. The time period, for purposes of determining how long such stockholder has held the common shares submitted for repurchase, begins as of the date such preferred stockholder acquired the underlying preferred shares that were converted into common shares and submitted for repurchase.

The board of directors may, in its sole discretion, terminate, suspend or further amend the share repurchase program upon 30 days' written notice without stockholder approval if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the stockholders.  Among other things, the Company may amend the plan to repurchase shares at prices different from those described above for the purpose of ensuring the Company's dividends are not "preferential" for incomes tax purposes.  Any notice of a termination, suspension or amendment of the share repurchase program will be made via a report on Form 8-K filed with the SEC at least 30 days prior to the effective date of such termination, suspension or amendment.  The board of directors may also limit the amounts available for repurchase at any time in its sole discretion.  Notwithstanding the foregoing, the share repurchase program will terminate if the shares of common stock are listed on a national securities exchange.  As of December 31, 2017, no shares are eligible for redemption (other than in connection with a death or disability of a stockholder).

On February 7, 2018, the Company filed a Current Report on Form 8-K stating that the board of directors has determined that the Merger and the issuance of the Company's common stock as consideration for the Merger qualifies as an involuntary exigent circumstance under the SRP. As a result, shares of common stock that, when combined with the holding period of the related MVP I Common Stock, have been held for the Two-Year Holding Period, are eligible to participate in the SRP subject to the other requirements and limitations of the SRP. In addition, the issuance date for any shares of MVP I Common Stock issued pursuant to the MVP REIT, Inc. Distribution Reinvestment Plan shall be deemed to be the same date as the issuance of the shares of MVP I Common Stock to which such shares relate.

On May 29, 2018, the Company filed a Current Report on Form 8-K stating that the Company's board of directors suspended its SRP, other than for repurchases in connection with a shareholder's death. In accordance with the SRP, the suspension of the SRP will take effect on June 28, 2018 which is 30 days after the date of the Form 8-K providing notice of the suspension.  The Company plans to utilize the cash savings to further its business operations. The Company's Board of Directors may in the future reinstate the SRP, although there is no assurance as to if or when this will happen.

Distribution Reinvestment Plan

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Common Stock Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. The Company has issued a total of 72,111 shares of common stock under the DRIP as of December 31, 2017.The Company suspended payment of distributions on March 22, 2018 and as such there are currently no distributions to invest in the DRIP.

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

Note C — Commitments and Contingencies

Litigation

The nature of the Company's business exposes its properties, the Company and its Operating Partnership to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters.  During the Company's due diligence of a property, purchased on June 30, 2015 and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site's historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company's use of the property as a parking lot. As of December 31, 2017, management does not anticipate a material adverse effect related to this environmental matter. As of December 31, 2017, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate

As of December 31, 2017, the Company had the following Investments in Real Estate that were consolidated on the Company's balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant

MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2.0	N/A	$5,823,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,049,000	SP +
MVP San Jose 88 Garage	San Jose, CA	6/15/2016	Garage	328	1.33	N/A	$3,825,000	Lanier
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$5,558,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$3,000,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	Premier Parking
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$7,406,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	iPark Services
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	iPark Services
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,306,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking	Houston, TX	8/1/2017	Garage	500	0.75	784	$20,500,000	iPark Services
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,000,000	ISOM Management
MVP PF Ft. Lauderdale (2)	Ft. Lauderdale, FL	12/15/2017	Lot	66	0.75	4,017	$3,423,000	SP +
MVP PF Kansas City (2)	Kansas City, MO	12/15/2017	Lot	164	1.18	N/A	$1,812,000	SP +
MVP PF Memphis Poplar (2)	Memphis, TN	12/15/2017	Lot	125	0.86	N/A	$3,735,000	Best Park
MVP PF Memphis Court (2)	Memphis, TN	12/15/2017	Lot	37	0.41	N/A	$1,208,000	SP +
MVP PF St. Louis (2)	St Louis, MO	12/15/2017	Lot	179	1.22	N/A	$5,145,000	SP +
Mabley Place Garage (2) (3)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,142,000	SP +
MVP Denver Sherman (2)	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School

(Table Continued)
MVP Fort Worth Taylor (2)	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,658,000	SP +
MVP Milwaukee Old World (2)	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,043,000	SP +
MVP St. Louis Convention Plaza (2)	St. Louis, MO	12/15/2017	Lot	221	1.26	N/A	$3,091,000	SP +
MVP Houston Saks Garage (2)	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,391,000	iPark Services
MVP St. Louis Lucas (2)	St. Louis, MO	12/15/2017	Lot	202	1.07	N/A	$3,695,000	SP +
MVP Milwaukee Wells (2)	Milwaukee, WI	12/15/2017	Lot	100	0.95	N/A	$4,873,000	PCAM, LLC
MVP Wildwood NJ Lot 1 (2)(4)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$745,000	SP +
MVP Wildwood NJ Lot 2 (2)(4)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$886,000	SP+
MVP Indianapolis City Park (2)	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,813,000	ABM
MVP KC Cherry Lot (2)	Kansas City, MO	12/15/2017	Lot	84	0.6	N/A	$987,000	SP +
MVP Indianapolis WA Street (2)	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
Minneapolis City Parking (2)	Minneapolis, MN	12/15/2017	Lot	270	1.98	N/A	$9,838,000	SP +
MVP Indianapolis Meridian (2)	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	Denison
MVP Milwaukee Clybourn (2)	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot (2)	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,632,000	SP +
MVP Clarksburg Lot (2)	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM
MVP Denver Sherman 1935 (2)	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,534,000	SP +
MVP Bridgeport Fairfield (2)	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
Construction in progress							$750,000
							$287,802,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	These properties were acquired as a result of the Merger with MVP I.
(3)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(4)	These properties are held by MVP Wildwood NJ Lot, LLC.

2016

As of December 31, 2016, the Company had the following Investments in Real Estate that were consolidated on the Company's balance sheet:

Property	Location	Date Acquired	Investment Amount	Ownership %	Parking Tenant	Lease Commencement Date
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	$5,675,000	51.00%	SP +	5/11/2016
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	$3,030,000	51.00%	SP +	5/17/2016
MVP San Jose 88 Garage	San Jose, CA	6/15/2016	$3,576,000	100.00%	ABM	6/15/2016
MCI 1372 Street	Canton, OH	7/8/2016	$700,000	100.00%	ABM	7/8/2016
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	$4,500,000	100.00%	SP +	9/1/2016
MVP St. Louis Washington	St Louis, MO	7/18/2016	$3,000,000	100.00%	SP +	7/21/2016
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	$8,200,000	100.00%	Interstate Parking	8/12/2016
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	$3,050,000	100.00%	Riverside Parking	8/23/2016
White Front Garage Partners	Nashville, TN	9/30/2016	$11,495,000	80.00%	Premier Parking	10/1/2016
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	$7,317,000	100.00%	SP +	10/25/2016
MVP Houston Jefferson Lot (2)	Houston, TX	11/22/2016	$700,000	100.00%	iPark Services	12/1/2016
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	$3,200,000	100.00%	iPark Services	12/1/2016
			54,443,000

(1)	In November 2016, these properties merged into one holding company called West 9th Street Properties II, LLC, for the purposes of debt financing.
(2)	Property classified as held for sale

Note E — Related Party Transactions and Arrangements

On the Closing Date, the Merger was consummated, and MVP I was merged with and into Merger Sub. The Certificate of Merger contemplated by the Merger Agreement was filed with the Secretary of State of Delaware, and the Articles of Merger contemplated by the Merger Agreement were filed with the State Department of Assessments and Taxation of Maryland, and the Merger became effective at 12:30 pm Eastern time on the Closing Date.

Following the Merger, the Company contributed 100% of its equity interests in Merger Sub to the Operating Partnership. The Company will own substantially all of its assets and will conduct its operations through the Operating Partnership and will be advised by the Advisor.

At the effective time of the Merger, and pursuant to the terms of the Merger Agreement, each share of MVP I Common Stock that was issued and outstanding immediately prior to the Merger was converted into the right to receive 0.365 shares of Company common stock. A total of approximately 3.9 million shares of Company common stock were issued to former MVP I stockholders, and former MVP I stockholders, following the Merger, own approximately 59.7% of the Company's common stock. To the extent that a MVP I stockholder was otherwise entitled to receive a fraction of a share of Company common stock, computed on the basis of the aggregate number of shares of MVP I Common Stock held by such holder, as applicable, such holder instead received a cash payment in lieu of a fractional share or unit.

Concurrently with the entry into the Merger Agreement, on May 26, 2017, the Company, MVP I, the Advisor and the Operating Partnership entered into a termination and fee agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, at the effective time of the Merger, the Advisory Agreement, dated September 25, 2012, as amended, among MVP I and the Advisor was terminated, and the Company paid the Advisor an Advisor Acquisition Payment (as such term is defined in the Termination Agreement) of approximately $3.6 million, which was the only fee payable to the Advisor in connection with the Merger.

The Advisor has the option to request reimbursement of certain payroll expenses for salaries and benefits paid to non-executive officers. As of December 31, 2017, the Advisor was due approximately $162,000 in reimbursable expenses, which was paid as of the date of this filing.

The Company was subsequently renamed "The Parking REIT, Inc." as set forth in the articles of amendment filed in connection with the Merger.

The transactions described in this Note were approved by a majority of the Company's board of directors (including a majority of the independent directors) not otherwise interested in such transaction as fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

Ownership of Company Stock

During May 2017, VRM II acquired approximately 35,000 shares of the Company's common stock from third party investors in exchange for various trust deed investments. During the year ended December 31, 2017, VRM II received approximately $14,600 in distributions in accordance with the Company's DRIP program.

As of December 31, 2017, the Sponsor owned 13,269 shares and VRM II owned 359,546 shares of the Company's outstanding common stock.

During November 2017, Corporate Center Sunset Holdings, an entity owned by VRM I and VRM II, acquired 1,039,620 shares pursuant to a membership purchase agreement unrelated to the Company.

Ownership of MVP I

Prior to the Merger, the Company held 476,784 shares of MVP I common stock. Upon completion of the Merger, these shares were retired. During the years ended December 31, 2017 and 2016, MVP I paid the Company approximately $189,000 and $34,000, respectively, in stock distributions. In addition, the Company received 15,996 and 3,731, respectively, shares of MVP I Common Stock in accordance with its DRIP program.

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

Note Payable to the Advisor

On June 29, 2017, the Advisor entered into an agreement with the Company to loan the principal amount of $2.1 million to the Company ("Loan Agreement") for the purchase of MVP Preferred Parking. The terms of this 1-year Loan Agreement includes an annual interest rate of 5% with no penalty for prepayment. As of December 31, 2017, this loan was paid in full.

Fees Paid in Connection with the Offering – Common Stock

Various affiliates of the Company are involved in the Common Stock offering and the Company's operations including MVP American Securities, LLC ("AMS"), which is a broker-dealer and member of the Financial Industry Regulatory Authority, Inc.  AMS is owned by MS MVP Holdings, LLC, which is owned and managed by Mr. Shustek. Additionally, the Company's board of directors, including a majority of the Company's independent directors, may engage an affiliate of the Advisor to perform certain property management services for the Company.

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

Fees Paid in Connection with the Offering – Preferred Stock

In connection with the private placement of the Series A and Series 1 preferred stock, the Company may pay selling commissions of up to 6.0% of gross offering proceeds from the sale of shares in the private placements, including sales by affiliated and non-affiliated selling agents. During the year ended December 31, 2017, the Company paid approximately $3.2 million in selling commissions, of which $0.6 million were paid to affiliated selling agents.

The Company may pay non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses of up to 2.0% of gross offering proceeds. The Company may also pay a dealer manager fee to AMS of up to 2.0% of gross offering proceeds from the sale of the shares in the private placements as compensation for acting as dealer manager. During the year ended December 31, 2017, the Company paid approximately $0.6 million to AMS as compensation.

The Company paid zero commissions in 2016 as the preferred offerings were not open at that time.

Fees Paid in Connection with the Operations of the Company

Starting on December 15, 2017, in connection with the Merger, all of the following fees were terminated except for a 1.1% asset management fee. See Note P – Merger.

Prior to the Merger, the Advisor or its affiliates received an acquisition fee of 2.25% of the purchase price of any real estate provided, however, the Company did not pay any fees when acquiring loans from affiliates. During the years ended December 31, 2017 and 2016, approximately $2.0 million and $1.2 million, respectively, in acquisition fees had been earned by the Advisor.

The Advisor or its affiliates were entitled to be reimbursed for actual expenses paid or incurred in the investment. During the years ended December 31, 2017 and 2016, no acquisition expenses were reimbursed to the Advisor.

The Advisor or its affiliates previously received a monthly asset management fee at an annual rate equal to 1.0% of the cost of all assets then held by the Company, or the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. Prior to the Merger, the Company was to determine the Company's NAV on a date not later than the Valuation Date. Following the Valuation Date, the asset management fee was based on the value of the Company's assets rather than their historical cost. Asset management fees for the years ended December 31, 2017 and 2016 were approximately $1.3 million and $0.2 million, respectively.

The Company was to reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which the Company made its first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company's independent directors.  The Company was not to reimburse the Advisor for personnel costs in connection with services for which the Advisor received a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company's executive officers. In addition, the Company was not to reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items. During the years ended December 31, 2017 and 2016, no operating expenses had been reimbursed to the Advisor.

In connection with the Merger, the previous Advisory Agreement with the Advisor was amended effective upon the consummation of the Merger to eliminate all fees except a 1.1% asset management fee, which will be limited to $2.0 million per year until the combined company:

•	holds assets with an Appraised Value equal to or in excess of $500,000,000 or,
•
the Company reports AFFO per share of common stock equal to or greater than the $0.3125 per share for two consecutive quarters, on a fully diluted basis at which time all fees subordinated will be paid.

In connection with the Merger and pursuant to the Termination Agreement, at the effective time of the Merger, the previous Advisory Agreement, dated September 25, 2012, as amended, among MVP I and the Advisor was terminated and the Company paid the Advisor an Advisor Acquisition Payment (as such term is defined in the Termination Agreement) of approximately $3.6 million, which was the only fee paid to the Advisor in connection with the Merger.

Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets

Starting on December 15, 2017, in connection with the Merger, all of the following fees were terminated except for a 1.1% asset management fee. See Note P – Merger.

For substantial assistance in connection with the sale of investments, as determined by the independent directors, the Company was to pay the Advisor or its affiliate the lesser of (i) 3.0% of the contract sale price of each real estate-related secured loan or other real estate investment or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, was not to exceed either the customary commission or an amount equal to 6.0% of the contract sales price. The disposition fee was to be paid concurrently with the closing of any such disposition of all or any portion of any asset. During the years ended December 31, 2017 and 2016, no disposition fees have been earned by the Advisor.

After the Company's stockholders had received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return, then the Advisor was entitled to receive 15.0% of the remaining proceeds. The Company was to pay this subordinated performance fee only upon one of the following events: (i) if the Company's shares were listed on a national securities exchange; (ii) if the Company's assets were sold or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which the Company's investors receive cash or publicly-traded securities in exchange for their shares; or (iv) upon termination of the Company's advisory agreement. During the years ended December 31, 2017 and 2016, no subordinated performance fees have been earned by the Advisor.

Note F — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition services, the sale of shares of the Company's common stock available for issuance, as well as other administrative responsibilities for the Company, including accounting services and investor relations. In addition, the Sponsor paid selling commissions in connection with the sale of the Company's shares in the Common Stock Offering and the Advisor paid the Company's organization and offering expenses.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company may be required to find alternative providers of these services.

Note G — Stock-Based Compensation

Long-Term Incentive Plan

The Company's board of directors has adopted a long-term incentive plan which the Company may use to attract and retain qualified directors, officers, employees and consultants. The Company's long-term incentive plan will offer these individuals an opportunity to participate in the Company's growth through awards in the form of, or based on, the Company's common stock. The Company currently anticipates that it will not issue awards under the Company's long-term incentive plan, although it may do so in the future, including possible equity grants to the Company's independent directors as a form of compensation.

The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company's affiliates selected by the board of directors for participation in the Company's long-term incentive plan. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10% of the outstanding shares of the Company's common stock on the date of grant of any such stock options. Stock options may not have an exercise price that is less than the fair market value of a share of the Company's common stock on the date of grant.

The Company's board of directors or a committee appointed by its board of directors will administer the long-term incentive plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the long-term incentive plan if the grant or vesting of the awards would jeopardize the Company's status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under its charter. Unless otherwise determined by the Company's board of directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

The Company has authorized and reserved an aggregate maximum number of 500,000 common shares for issuance under the long-term incentive plan. In the event of a transaction between the Company and its stockholders that causes the per-share value of the Company's common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

The Company's board of directors may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company's board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the long-term incentive plan will be effective without the approval of the Company's stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the years ended December 31, 2017 and 2016, no grants have been made under the long-term incentive plan.

Note H – Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. The Company does not expect adoption of ASU 2014-09 to have a material effect on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by this ASU. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect adoption of ASU 2016-01 to have a material effect on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted.  The Company has determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases. The Company is currently evaluating whether or not the adoption of ASU 2014-09 will have a material effect on the Company's consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statements of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. This update will become effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-18 beginning in the first quarter of 2018. The Company does not expect adoption of ASU 2016-18 to have a material effect on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This update will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years.  The Company adopted ASU 2016-18 beginning in the first quarter of 2018. The effect of ASU 2017-01 on the Company's consolidated financial statements is dependant upon the value and quantitiy of acquisitions duriing the year.

In May 2017, the FASB issued Accounting Standards Update ASU 2017-09, Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting.  The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company does not expect adoption of ASU 2017-09 to have a material effect on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of ASU 2017-12 is to expand hedge accounting for both financial (interest rate) and commodity risks and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the impact that the implementation of ASU 2017-12 will have on the Company's consolidated financial statements.

Note I – Acquisitions

2017

The following table is a summary of the acquisitions for the year ended December 31, 2017, excluding properties acquired in the Merger.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Property Purchase Price
MVP Detroit Center Garage	Detroit, MI	01/10/2017	Garage	1,275	1.28	N/A	$55,000,000
St Louis Broadway	St Louis, MO	02/01/2017	Lot	161	0.96	N/A	$2,400,000
St Louis Seventh & Cerre	St Louis, MO	02/01/2017	Lot	174	1.20	N/A	$3,300,000
MVP Preferred Parking	Houston, TX	06/29/2017	Garage/Lot	521	1.0	784	$20,500,000
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,000,000

The following table is a summary of the properties acquired in the merger on December 15, 2017:

Property Name	Location	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft	Purchase Price Allocation in merger

MVP PF Ft. Lauderdale 2013	Ft. Lauderdale, FL	Lot	66	0.75	4,017	$3,423,000
MVP PF Kansas City 2013	Kansas City, MO	Lot	164	1.18	N/A	$1,812,000
MVP PF Memphis Poplar 2013,	Memphis, TN	Lot	125	0.86	N/A	$3,735,000
MVP PF Memphis Court 2013	Memphis, TN	Lot	37	0.41	N/A	$1,208,000
MVP PF St. Louis 2013	St Louis, MO	Lot	179	1.22	N/A	$5,145,000
Mabley Place Garage	Cincinnati, OH	Garage	775	0.9	8,400	$21,142,000
MVP Denver Sherman	Denver, CO	Lot	28	0.14	N/A	$705,000
MVP Fort Worth Taylor	Fort Worth, TX	Garage	1,013	1.18	11,828	$27,658,000
MVP Milwaukee Old World	Milwaukee, WI	Lot	54	0.26	N/A	$2,044,000
MVP St. Louis Convention Plaza	St. Louis, MO	Lot	221	1.26	N/A	$3,091,000
MVP Houston Saks Garage	Houston, TX	Garage	265	0.36	5,000	$10,391,000
MVP St. Louis Lucas	St. Louis, MO	Lot	202	1.07	N/A	$3,695,000
MVP Milwaukee Wells	Milwaukee, WI	Lot	100	0.95	N/A	$4,873,000
MVP Wildwood NJ Lot 1 (1)	Wildwood, NJ	Lot	29	0.26	N/A	$745,000
MVP Wildwood NJ Lot 2 (1)	Wildwood, NJ	Lot	45	0.31	N/A	$886,000
MVP Indianapolis City Park	Indianapolis, IN	Garage	370	0.47	N/A	$10,813,000
MVP KC Cherry Lot	Kansas City, MO	Lot	84	0.6	N/A	$987,000
MVP Indianapolis WA Street Lot	Indianapolis, IN	Lot	141	1.07	N/A	$5,749,000
Minneapolis City Parking	Minneapolis, MN	Lot	270	1.98	N/A	$9,838,000
MVP Minneapolis Venture	Minneapolis, MN	For Sale Lot	185	2.48	N/A	$6,543,000
MVP Indianapolis Meridian Lot	Indianapolis, IN	Lot	36	0.24	N/A	$1,601,000
MVP Milwaukee Clybourn	Milwaukee, WI	Lot	15	0.06	N/A	$262,000
MVP Milwaukee Arena Lot	Milwaukee, WI	Lot	75	1.11	N/A	$4,632,000
MVP Clarksburg Lot	Clarksburg, WV	Lot	94	0.81	N/A	$715,000
MVP Denver Sherman 1935	Denver, CO	Lot	72	0.43	N/A	$2,534,000
MVP Bridgeport Fairfield Garage	Bridgeport, CT	Garage	878	1.01	4,349	$8,256,000

(1) These properties are held by a single LLC.

The following table is a summary of the allocated acquisition value of all properties acquired by the Company for the year ended December 31, 2017.

	Assets
	Land and Improvements	Building and improvements	Total assets acquired
MVP Detroit Center Garage	$7,000,000	$48,000,000	$55,000,000
St Louis Broadway, LLC	2,400,000	--	2,400,000
St Louis Seventh & Cerre, LLC	3,300,000	--	3,300,000
MVP Preferred Parking, LLC	15,800,000	4,700,000	20,500,000
MVP Raider Park Garage	1,960,000	9,040,000	11,000,000
MVP PF Ft. Lauderdale 2013, LLC	3,423,000	--	3,423,000
MVP PF Memphis Court 2013, LLC	1,208,000	--	1,208,000
MVP PF Memphis Poplar 2013, LLC	3,735,000	--	3,735,000
MVP PF Kansas City 2013, LLC	1,812,000	--	1,812,000
MVP PF St. Louis 2013, LLC	5,145,000	--	5,145,000
Mabley Place Garage, LLC *	1,585,000	19,557,000	21,142,000
MVP Denver Sherman, LLC	705,000	--	705,000
MVP Fort Worth Taylor, LLC	2,845,000	24,813,000	27,658,000
MVP Milwaukee Old World, LLC	2,044,000	--	2,044,000
MVP St. Louis Convention Plaza, LLC	3,091,000	--	3,091,000
MVP Houston Saks Garage, LLC	4,931,000	5,460,000	10,391,000
MVP St. Louis Lucas, LLC	3,695,000	--	3,695,000
MVP Milwaukee Wells, LLC	4,873,000	-	4,873,000
MVP Wildwood NJ Lot, LLC	1,631,000	--	1,631,000
MVP Indianapolis City Park, LLC	2,055,000	8,758,000	10,813,000
MVP KC Cherry Lot, LLC	987,000	--	987,000
MVP Indianapolis WA Street Lot, LLC	5,749,000	--	5,749,000
MVP Minneapolis Venture, LLC**	6,543,000	--	6,543,000
MVP Indianapolis Meridian Lot, LLC	1,601,000	--	1,601,000
MVP Milwaukee Clybourn, LLC	262,000	--	262,000
MVP Milwaukee Arena Lot, LLC	4,632,000	--	4,632,000
MVP Clarksburg Lot, LLC	715,000	--	715,000
MVP Denver Sherman 1935, LLC	2,534,000	--	2,534,000
MVP Bridgeport Fairfield Garage, LLC	498,000	7,758,000	8,256,000
Minneapolis City Parking, LLC	9,838,000	--	9,838,000
	$106,597,000	$128,086,000	$234,683,000

*The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner. The Company acknowledges that the Mabley Place Garage is not a legal entity pursuant to ASC 810 and the Company's undivided interest represents an interest in the property itself, not in an entity that owns the property. Nevertheless, the Company concluded the most appropriate presentation was to consolidate the property in accordance with ASC 810 as the controlling party.

** During June 2016, Minneapolis Venture entered into a PSA to sell the 10th Street lot "as is" to a third party for approximately $6.1 million.  During October 2016, the PSA was cancelled.  During February 2017, the Company entered into a letter of intent to sell a portion of the property (approximately 2.2 acres) to an unrelated third party for $3.0 million.  The remaining portion of the property will continued to be reported as held for sale.  The Company will continue look for an Operator if the entire property is not sold.

The following table presents the results of operations of the acquired properties for the year ended December 31, 2017:

	Year Ended December 31, 2017
	Total Revenues	Net Income
2017 acquisitions	$6,407,000	$1,525,000

Acquisition of MVP I

On December 15, 2017, in connection with the Merger, the Company acquired interests in 31 properties. This included the acquisition of the non-controlling interest MVP I held in five of the Company's properties.

As of December 15, 2017, there were 11,130,295 shares of MVP I common stock issued and outstanding, resulting in all stock consideration of $92,296,038 comprised of 0.365 shares of the Company's stock in exchange for 1 share of MVP I common stock valued at $22.72 implied per share value.

100% of MVP I stockholders received stock consideration in the Merger resulting in the Company's then current stockholders owning 40.3% and former MVP I stockholders owning 59.7% of the common stock of the Company outstanding after the consummation of the Merger, as follows:

Company common shares outstanding at date of merger	2,451,237
Company common shares issued to MVP I stockholders on date of merger	3,887,513
Total Company common shares outstanding after Merger	6,338,750

ASC 805-10-55-14 states that determining the acquirer shall include a consideration of, among other things, which of the combining entities initiated the combination.  As stated in footnote#P, the original LOI came from the Company to acquire MVP I. Additionally, no new entity was formed, i.e. "Newco" post-merger.  The Company was the surviving entity and MVP I was dissolved. Based on the review of ASC 805-10-55, Management have concluded that the Company is the legal and accounting acquirer in the merger transaction between the Company and MVP I.

The aggregate purchase price consideration was allocated to assets and liabilities as follows:

Assets
Investment in properties	$155,626,891
Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, construction in progress and deferred rental assets	4,433,296
Liabilities and Equity
Notes payable	(64,299,290)
Accounts payable, accrued expenses, deferred revenue, security deposits, liabilities related to assets held for sale and due to related parties	(3,464,860)
Aggregate merger consideration	$92,296,038

On December 15, 2017, the closing date, pursuant to the merger agreement, the Company owned 174,026.48 shares of MVP I and these shares were "retired" through the merger and therefore the net merger purchase consideration was valued at $85,701,000.

In accordance with ASC 805-10-25-13, the estimated fair values for the assets acquired and the liabilities assumed are preliminary and are subject to change during the measurement period as additional information related to the inputs and assumptions used in determining the fair value of the assets and liabilities becomes available. Subsequent adjustments to the preliminary purchase price allocation are not expected to have a material impact to the Company's consolidated financial statements.

Purchase price allocation was based on the Company's assessment of the fair value of the acquired assets and liabilities, as summarized below.

The fair value of MVP I assets acquired and liabilities assumed consisted of a combination of both the income approach and the sales comparison approach. Furthermore, the assets acquired included assets consisting of a current use of a leased surface parking lot or garage. For these assets, fair value was estimated via the contractual income by applying an estimated capitalization rate based on a variety of factors such as location, development potential, strength of operator, retail leases and overall growth projections. Based on these various factors the resulting capitalization rates ranged from 4% to 8%.

Land - Land values were determined via the sales comparison approach whereby recent sales and listings were analyzed on a per square foot basis. Attributes that affect value such as size, location, zoning, access, sale date, and intended use were considered and appropriately adjusted for.

Building, Site Improvements - For the building and site Improvements, the cost approach was used to estimate fair value. As the buildings square footages consist of parking structure and retail space the appropriate multipliers were applied for perimeter, height, story, cost, and local multipliers.

Equipment - The fair value was estimated to be the net book value of the equipment based on the most recent balance sheet.

Tenant Improvements - Tenant improvements were not assumed for the parking leases. However, for a small number of the retail leases, market tenant improvements were assumed ranging from $5 - $15 per square foot.

Lease in Place - Parking lease fair value was estimated using a market based three month downtime plus reimbursable expenses.

Cash and Cash Equivalents, Accounts Receivables, Prepaid Expenses, Construction in Progress and Deferred Rental Assets - The fair value was estimated to be their cost basis.

Notes payable - The fair value was estimated to be their cost basis as MVP I debt was considered to have no above/below market debt rate value and were within a reasonable range of variance of current prevailing market debt rates.

Accounts Payable, Deferred Revenue, Security Deposits, Liabilities related to Assets Held for Sale and Due to Related Parties - The fair value was estimated to be their cost basis.

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the year ended December 31, 2017 and 2016 and assumes that the acquisitions were completed as of January 1, 2016.

	For the Years Ended December 31,
	2017	2016
Revenues from continuing operations	$20,134,000	$16,185,000
Net income (loss) from continuing operations	$(2,561,000)	$8,596,000
Net income (loss) from continuing operations per share – basic	$(0.95)	$7.80
Net income (loss) from continuing operations per share – diluted	$(0.95)	$7.80

2016

The following table is a summary of the acquisitions for the year ended December 31, 2016.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Purchase Price
MVP Cleveland West 9th, LLC	Cleveland, OH	5/11/2016	Lot	254	2.16	N/A	$5,675,000
33740 Crown Colony, LLC	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,030,000
MVP San Jose 88 Garage, LLC	San Jose, CA	6/15/2016	Garage	328	1.33	N/A	$3,576,000
MCI 1372 Street, LLC	Canton, OH	7/8/2016	Lot	68	0.44	N/A	$700,000
MVP Cincinnati Race Street Garage, LLC	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$4,500,000
MVP St. Louis Washington, LLC	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$3,000,000
MVP St. Paul Holiday Garage, LLC	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,200,000
MVP Louisville Station Broadway, LLC	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,050,000
White Front Garage Partners, LLC	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,495,000
Cleveland Lincoln Garage Owners, LLC	Cleveland, OH	10/19/2016	Garage	536	1.2	45,272	$7,317,000
MVP Houston Jefferson Lot, LLC	Houston, TX	11/22/2016	Lot	76	0.52	N/A	$700,000
MVP Houston San Jacinto Lot, LLC	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,200,000

The following table is a summary of the allocated acquisition value of all properties acquired by the Company for the year ended December 31, 2016.

	Assets
	Land and Improvements	Building and improvements	Total assets acquired
West 9th Properties II	$5,675,000	--	$5,675,000
33740 Crown Colony	3,030,000	--	3,030,000
San Jose 88 Garage	1,073,000	2,503,000	3,576,000
MCI 1372 Street	700,000	--	700,000
Cincinnati Race Street	2,142,000	2,358,000	4,500,000
St. Louis Washington	3,000,000	--	3,000,000
St. Paul Holiday Garage	1,673,000	6,527,000	8,200,000
Louisville Station Broadway	3,050,000	--	3,050,000
White Front Garage	3,116,000	8,379,000	11,495,000
Cleveland Lincoln Garage	2,195,000	5,122,000	7,317,000
Houston Jefferson *	700,000	--	700,000
Houston San Jacinto	3,200,000	--	3,200,000
	$29,554,000	$24,889,000	$54,443,000

* On January 11, 2017, the Company received an unsolicited offer to purchase the Houston Jefferson lot for approximately $2.0 million, with a 90-day due diligence period.  The property was purchased for a long-term hold; however, the Advisor and board of directors believed that the offer received justified the sale of the property. – See Note M - Gain on Sale of Investment in Real Estate.

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the year ended December 31, 2016 and for the period from May 4, 2015 (Date of Inception) through December 31, 2015 and assumes that the acquisitions were completed as of May 4, 2015 (Date of Inception).

	December 31, 2016	December 31, 2015
Revenues from continuing operations	$4,081,000	$1,695,000
Net income (loss) from continuing operations	$(2,081,000)	$(1,273,000)
Net income (loss) from continuing operations per share – basic	$(1.89)	$(152.11)
Net income (loss) from continuing operations per share – diluted	$(1.89)	$(152.11)

Note J — Line of Credit

Unsecured Credit Facility

On October 5, 2016, the Company, through its Operating Partnership, and MVP I (the "REITs"), through a wholly owned subsidiary (the "Borrowers"), entered into a credit agreement (the "Unsecured Credit Agreement") with KeyBank, National Association ("KeyBank") as the administrative agent and KeyBank Capital Markets ("KeyBank Capital Markets") as the lead arranger. Pursuant to the Unsecured Credit Agreement, the Borrowers were provided with a $30 million unsecured credit facility (the "Unsecured Credit Facility"), which could be increased up to $100 million, in minimum increments of $10 million.  The Unsecured Credit Facility had an initial term of two years, maturing on October 5, 2018, and could be extended for a one-year period if certain conditions were met and upon payment of an extension fee.  The Unsecured Credit Facility had an interest rate calculated based on LIBOR Rate plus 2.25% or Base Rate plus 1.25%, both as provided in the Unsecured Credit Agreement.  The Base Rate was calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 50 basis points.  Payments under the Unsecured Credit Facility were interest only and were due on the first day of each quarter.  The obligations of the Borrowers of the Unsecured Credit Agreement were joint and several.  The REITs entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

As of December 31, 2016, the Borrowers had 13 properties listed on the line of credit, which provided an available draw of approximately $25.7 million, and had drawn approximately $13.0 million, of which the Company's portion of the current draw was approximately $8.2 million, based on its pro-rata ownership of the properties listed on the line of credit.  Based on the 13 properties on the line of credit as of December 31, 2016, the REITs had an additional draw of approximately $12.7 million. For the year ended December 31, 2016, the Company had accrued approximately $56,000 in interest expense, amortized approximately $37,000 in loan fees and $6,000 in unused line fees associated with the Company's draw.  In addition, as of December 31, 2016, the REITs had an available draw of approximate $12.7 million.

Working Capital Credit Facility

On June 26, 2017, the REITs, each through a wholly owned subsidiary, the Operating Partnership and MVP Real Estate Holdings, LLC (together, the "Borrowers"), entered into a credit agreement (the "Working Capital Credit Agreement") with KeyBank as the administrative agent and KeyBanc Capital Markets as the lead arranger. Pursuant to the Working Capital Credit Agreement, the Borrowers were provided with a $6.0 million credit facility (the "Total Commitment"), which could be increased up to $10 million, in minimum increments of $1 million.  The Total Commitment had an initial term of six months, maturing on December 26, 2017. In October 2017, the term was extended to March 31, 2018.  The Working Capital Credit Agreement had an interest rate calculated based on LIBOR Rate plus 4.5% or Base Rate plus 3.5%, both as provided in the Working Capital Credit Agreement.  The Base Rate was calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 50 basis points.  Payments under the Working Capital Credit Facility require 100% of the net proceeds of all capital events and equity issuances by the REITs within five business days of receipt.  The obligations of the Borrowers of the Unsecured Credit Agreement were joint and several.  The REITs entered into cross-indemnification provisions with respect to their joint and several obligations under the Unsecured Credit Agreement.

On December 29, 2017, in connection with entering into the New Credit Agreement (as such term is defined below), the Operating Partnership and the Company terminated the existing credit facilities. The Operating Partnership repaid in full all amounts outstanding under the existing credit facilities with the proceeds from the New Credit Agreement. No prepayments fees or early termination penalties were incurred in connection with terminating the existing credit facilities.

New Credit Agreement

On December 29, 2017, the Operating Partnership entered into a Credit Agreement (the "New Credit Agreement") with the lenders party thereto (the "Lenders"), KeyBank as administrative agent (the "Administrative Agent"), and KeyBanc Capital Markets as lead arranger. The New Credit Agreement provides for a $50 million senior secured revolving credit facility (the "Revolving Credit Facility"), which consists of a borrowing base revolving credit facility (the "BB Revolving Credit Facility") and a working capital revolving credit facility (the "WC Revolving Credit Facility").  The New Credit Agreement also provides the Operating Partnership with the option to increase the size of the Revolving Credit Facility and/or establish one or more new pari passu term loan facilities (each, a "Term Loan Facility") up to an aggregate commitment or principal amount of up to $350 million, subject to certain limitations. The BB Revolving Credit Facility and any Term Loan Facility mature on January 3, 2021, with two twelve-month extension options subject to certain conditions set forth in the New Credit Agreement, which, if exercised by the Operating Partnership, would extend the maturity date to January 3, 2023.  The WC Revolving Credit Facility matures on January 4, 2019, unless earlier terminated by the Operating Partnership.

Borrowings under the New Credit Agreement bear interest at a rate equal to the sum of a Margin (as such term is defined below) plus either a rate based on LIBOR for 1, 2 or 3 months or a base rate determined by reference to the highest of (1) the Administrative Agent's prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1.00%.  For the BB Revolving Credit Facility and any Term Loan Facility, the Margin is determined by the consolidated leverage ratio until Operating Partnership achieves a senior unsecured credit rating of BBB-/Baa3 from S&P or Moody's at which time Borrower may elect to use an alternative pricing grid. The Margin for the BB Revolving Credit Facility ranges from 0.75% to 1.50% in the case of base rate loans, and 1.75% to 2.50%, in the case of LIBOR rate loans. The Margin for the Term Loan Facility ranges from 0.70% to 1.45%, in the case of base rate loans, and 1.70% to 2.450%, in the case of LIBOR rate loans. The Margin as of the date of effectiveness of the New Credit Agreement is (1) in respect of BB Revolving Credit Facility, 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, and (2) in respect of any Term Loan Facility, 1.45%, in the case of base rate loans, and 2.45%, in the case of LIBOR rate loans.  For the WC Revolving Credit Facility, the Margin is 3.00% in the case of base rate loans, and 4.00% in the case of LIBOR rate loans.

The Operating Partnership is also required to pay an unused commitment fee to the Lenders in respect of the unutilized commitments with respect to the Revolving Credit Facility at a rate of either 0.25% or 0.20% per annum, depending on the level of usage. Upon converting to a credit rating pricing-based grid, the unused facility fee will no longer apply and the Operating Partnership will be required to pay a facility fee with respect to the Revolving Credit Facility ranging from 0.125% to 0.300% depending on the Operating Partnership's credit rating.  The Operating Partnership must also pay customary letter of credit fees.

On June 19, 2018, the Company (as "Guarantor"), the Borrowers and the Lenders entered into an amendment and waiver to the New Credit Agreement.  Pursuant to the amendment and waiver, the Lenders agreed to waive the Borrowers' breach of the fixed charge coverage ratio for the period ended March 31, 2018, and the Borrowers' requirement to comply with the fixed charge coverage ratio for the period ended June 30, 2018 and September 30, 2018, and the Guarantor's breach of the financial reporting obligations under the credit agreement for the periods ended December 31, 2017 and March 31, 2018.  Pursuant to the amendment and waiver, the Lenders, the Borrowers and the Company (as Guarantor) also agreed to the following, among other changes:

•	the Fixed Charge Coverage Ratio shall not be less than (i) at any time on or prior to June 30, 2019, 1.35:1.00, and (ii) at any time thereafter, 1.60:1.00;
•	the Lenders shall advance approximately $27.4 million to fund the Borrowers' acquisition costs of pending property purchases;
•	the Borrowers shall make mandatory principal payments on the WC Revolving Credit Facility in the amounts and at the times scheduled therein;
•	the WC Revolving Credit Facility shall be reduced to $16.1 million and the Lenders' obligations to make WC Revolving Loans shall be terminated;
•
the Company shall file to list and register its common stock on the New York Stock Exchange or other recognized exchange in the United States by no later than July 31, 2018, obtain approval of such listing application by August 31, 2018 and complete the listing by September 30, 2018;

•
the Company shall redeem all of its outstanding Series A and Series 1 preferred stock and pay the entire redemption price in the form of shares of the Company's common stock (as is permitted by the articles supplementary governing each series of preferred stock), within 30 days after the completion of the listing of its common stock on a national securities exchange;

•	the Company shall make no cash distributions to its preferred shareholders after the earlier of (i) 30 days after the completion of the public listing or (ii) September 30, 2018;
•
the collateral under the existing credit facility shall include certain recently purchased properties and Borrowers shall not be entitled to release any collateral prior to the retirement in full of the WC Revolving Credit Facility; and

•	prior to the retirement of the WC Revolving Credit Facility, management fees paid by the Company to the Advisor shall not exceed $200,000 per quarter.

Note K — Notes Payable and Notes Payable Related Party

As of December 31, 2017, the principal balances on notes payable are as follows

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/2017	Lender	Term	Interest Rate	Loan Maturity
West 9th Properties II, LLC	$5,300,000	$30,000	$5,163,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$30,970,000	Bank of America	10 year	5.52%	2/1/2027
MVP St Louis Washington, LLC (1)	$1,380,000	Interest Only	$1,380,000	KeyBank	10 year *	4.90%	5/1/2027
St Paul Holiday Garage, LLC (1)	$4,132,000	Interest Only	$4,132,000	KeyBank	10 year *	4.90%	5/1/2027

Cleveland Lincoln Garage, LLC (1)	$3,999,000	Interest Only	$3,999,000	KeyBank	10 year *	4.90%	5/1/2027

Louisville Broadway Station, LLC (4)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,058,000	Interest Only	$2,058,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC (1)	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Ft. Lauderdale loan pool (3)	$4,300,000	$25,000	3,935,000	KeyBank	5 Year	4.94%	2/1/2019
Mabley Place	$9,000,000	$44,000	8,530,000	Barclays	10 year	4.25%	12/6/2024
Denver Sherman (1)	$286,000	Interest Only	286,000	KeyBank	10 year **	4.90%	5/1/2027
Ft. Worth	$13,150,000	$73,000	12,834,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
Houston Saks Garage	$3,650,000	$20,000	3,447,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
St. Louis Lucas (4)	$3,490,000	$20,000	3,345,000	Key Bank	10 year	4.59%	2/1/2026
Indianapolis Garage (5)	$8,200,000	$46,000	7,860,000	Key Bank	10 year	4.59%	2/1/2026
Indianapolis Meridian (2)	$938,000	Interest Only	938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	Interest Only	2,142,000	KeyBank	10 year **	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	Interest Only	762,000	KeyBank	10 year **	4.90%	5/1/2027
Minneapolis City Parking	$5,250,000	$29,000	5,053,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
Bridgeport Fairfield	$4,400,000	$23,000	4,252,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
Less unamortized loan issuance costs			(1,900,000)
			$123,770,000

(1)
The Company issued a promissory note to KeyBank for $12.7 million secured by a pool of properties, including (i) MVP Denver Sherman, LLC, (ii) MVP Denver Sherman 1935, LLC, (iii) MVP Milwaukee Arena, LLC, (iv) MVP St. Louis Washington, LLC, (v) MVP Louisville Station Broadway, LLC and (vi) Cleveland Lincoln Garage Owners, LLC.

(2)
The Company issued a promissory note to Cantor Commercial Real Estate Lending, L.P. ("CCRE") for $16.25 million secured by a pool of properties, including (i) MVP Indianapolis Meridian Lot, LLC, (ii) MVP Louisville Station Broadway, LLC, (iii) White Front Garage Partners, LLC, (iv) MVP Houston Preston Lot, LLC, (v) MVP Houston San Jacinto Lot, LLC, (vi) St. Louis Broadway Group, LLC, and (vii) St. Louis Seventh & Cerre, LLC.

(3)	Secured by four properties facilities, including (i) MVP PF Ft. Lauderdale 2013, LLC, (ii) MVP PF Memphis Court 2013, LLC, (iii) MVP PF Memphis Poplar 2013, LLC and (iv) MVP PF St. Louis 2013, LLC).
(4)	Secured by three properties, including (i) MVP St. Louis Convention, (ii) MVP St. Louis Lucas and (iii) MVP KC Cherry.
(5)	Secured by two properties, including (i) MVP Indy City Park and (ii) MVP Indy WA Street.

  * 2 Year Interest Only
** 10 Year Interest Only

The following table shows notes payable that had been paid in full during the year ending December 31, 2017.

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/2017	Lender	Term	Interest Rate	Loan Maturity
D&O Financing	$140,000	$14,000	$0		1 Year	3.81%	8/3/2017
JNL Parking	$300,000	--	$0	JNL Parking	3 Months (I/O)	1.00%	9/30/2017
iPark	$500,000	--	$0	iPark Services, LLC	3 Months (I/O)	5.75%	9/30/2017
MVP Realty Advisors	$2,100,000	--	$0	MVP Realty Advisors	1 Year (I/O)	5.00%	6/30/2018
MVP San Jose 88 Garage, LLC	$2,200,000	Interest Only	$0	Owens Realty Mortgage, Inc.	2 year (I/O)	7.75%	1/15/2019
MVP Cincinnati Race Street Garage, LLC	$3,000,000	Interest Only	$0	Moonshell, LLC	3 Months (I/O)	9.00%	1/10/2018

Total interest expense incurred for the year ended December 31, 2017 was approximately $4.7 million. Total loan amortization cost for the year ended December 31, 2017 was approximately $1.9 million.

As of December 31, 2017, future principal payments on the notes payable are as follows:

2018	$1,925,000
2019	5,901,000
2020	2,259,000
2021	2,378,000
2022	2,586,000
Thereafter	110,617,000
Less unamortized loan issuance costs	(1,896,000)
Total	$123,770,000

As of December 31, 2016, the principal balances on notes payable are as follows:

Property	Location	Interest Rate	Loan Maturity	Loan Balance
D&O Financing	N/A	3.81%	8/3/2017	$112,000
West 9th Properties II, LLC	Cleveland, OH	4.50%	10/25/2026	5,281,000
Less unamortized loan issuance costs				(75,000)
Total				$5,318,000

In November 2016, we financed a 12-month insurance policy for Directors and Officers liability, with an annual interest rate of 3.8%.  The agreement required a down payment of $25,000 and nine monthly payments of $14,000 beginning on November 3, 2016.  As of December 31, 2016, the outstanding balance of the note was approximately $0.1 million.

During October 2016, Cleveland West 9th and 33740 Crown Colony issued a promissory note to American National Insurance Company of New York for a $5.3 million loan secured by real properties located in Cleveland, OH, of which the Company owns a 49% interest in these entities.  The loan has a term of 10 years, has an annual interest rate of 4.5% and is payable in monthly installment payments of principal and interest totaling approximately $30,000, maturing in October 2026.

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

Note L — Fair Value

A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value are as follows:

1.	Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
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

Note M — Gain on Sale of Investment in Real Estate

During September 2017, the Company sold one property listed as held for sale for $2.0 million. The Company acquired the property on November 22, 2016 and recorded at the fair value based on an appraisal.  During March 2017, Houston Jefferson entered into a purchase and sale agreement to sell the property "as is" to a third party for approximately $2.0 million.  During May 2017, this purchase and sale agreement was cancelled.  During May and June 2017, another unsolicited third party expressed interest in purchasing the property for $2.0 million and during July 2017, the Company entered into a purchase and sale agreement with this third party, which closed on September 20, 2017. As a result of the sale, the Company recorded a gain of approximately $1.2 million.

Note N – Investment In DST

On May 31, 2017, the Company, through a wholly-owned subsidiary of its Operating Partnership, purchased a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware statutory trust ("MVP St. Louis"), for approximately $2.8 million. MVP St. Louis is the owner of a 2.56-acre, 376-vehicle commercial parking lot located at 500 South Broadway, St. Louis, Missouri 63103, known as the Cardinal Lot (the "Property"), which is adjacent to Busch Stadium, the home of the St. Louis Cardinals major league baseball team.  The Property was purchased by MVP St. Louis from an unaffiliated seller for a purchase price of $11,350,000, plus payment of closing costs, financing costs, and related transactional costs.

Concurrently with the acquisition of the Property, MVP St. Louis obtained a first mortgage loan from Cantor Commercial Real Estate Lending, L.P ("St. Louis Lender"), in the principal amount of $6,000,000, with a 10-year, interest-only term at a fixed interest rate of 5.25%, resulting in an annual debt service payment of $315,000 (the "St. Louis Loan").  MVP St. Louis used the Company's investment to fund a portion of the purchase price for the Property.  The remaining equity portion was funded through short-term investments by VRM II, an affiliate of the Advisor, pending the private placements of additional beneficial interest in MVP St. Louis exempt from registration under the Securities Act. VRM II and Michael V. Shustek, the Company's Chairman and Chief Executive Officer, provided non-recourse carve-out guaranties of the loan and environmental indemnities of St. Louis Lender.

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the "St. Louis Master Lease"), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of MVP Realty, as tenant, (the "St. Louis Master Tenant").  St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC.  The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold.  The Company will be entitled to its proportionate share of the rent payments based on its ownership interest.  Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses.  Distributions to the Company for the year ended December 31, 2017 totaled $0.1 million.

The Company conducted an analysis to conclude that the 51% investment in the DST should not be consolidated. As a DST, the entity is subject to the Variable Interest Entity ("VIE") Model under ASC 810-10.

As stated in ASC 810: "A controlling financial interest in the VIE model requires both of the following:

a. The power to direct the activities that most significantly impact the VIE's economic performance
b. The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE."

As a VIE, the DST is governed in a manner similar to a limited partnership (i.e., there are trustees and there is no board) and the Company, as a beneficial owner, lacks the power though voting rights or otherwise to direct the activities of the DST that most significantly impact the entity's economic performance. Specifically, the beneficial interest owners do not have the rights set forth in ASC 810-10-15-14(b)(1)(ii) – the beneficial owners can only remove the trustees if the trustees have engaged in fraud or gross negligence with respect to the trust and the beneficial owners have no substantive participating rights over the trustees.

The Advisor is the advisor to the Company pursuant to the Amended and Restated Advisory Agreement. The Company is controlled by its independent board of directors and its shareholders.  As noted in the Amended and Restated Advisory Agreement, the agreement is effective for one year to be renewed for an unlimited number of successive one-year terms, as approved by the board of directors.  The Amended and Restated Advisory Agreement may be terminated by the board of directors at any time upon a written 60-day notice.

In addition, MVP RA is the 100% direct/indirect owner of the MVP Parking DST, LLC ("DST Sponsor"), the MVP St. Louis Cardinal Lot Signature Trustee, LLC ("Signature Trustee") and MVP St. Louis Cardinal Lot Master Tenant, LLC (the "Master Tenant"), who have no direct or indirect ownership in the Company.  The Signature Trustee and the Master Tenant have the ability to direct the most significant activities of the DST.

MVP RA controls and consolidates the Signature Trustee, the Master Tenant, and the DST Sponsor.  The Company concluded the Master Tenant/property management agreement exposes the Master Tenant to funding operating losses of the Property.  As such, that agreement should be considered a variable interest in DST (ASC 810-10-55-37 and 810-10-55-37C).  Accordingly, Advisor has a variable interest in the DST (through the master tenant/property manager) and has power over the significant activities of the DST (through the Signature Trustee and the master tenant/property manager).  Accordingly, the Company believes that the Master Tenant is the primary beneficiary of the DST, which is ultimately owned and controlled by the MVP RA. As such, the Company accounts for its investment under the equity method and does not consolidate its investment in the DST.

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

December 31, 2017
(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000
Cash	26,000
Cash - restricted	5,000
Accounts receivable	82,000
Total assets	$11,625,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance cost of $64,670.92	$5,935,000
Accounts payable and accrued liabilities	61,000
Due to related party	87,000
Total liabilities	6,083,000
Equity
Member's equity	6,129,000
Offering costs	(574,000)
Accumulated earnings	225,000
Distributions to members	(238,000)
Total equity	5,542,000
Total liabilities and equity	$11,625,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

For the Period from June 1, 2017 through December 31, 2017
Revenue	$425,000
Expenses	(200,000)
Net income	$225,000

Note O – Investment in Equity Method Investee

Prior to the Merger, the Company held an investment in equity method investee in the following companies. Upon completion of the Merger on December 15, 2017 these properties were fully consolidated with the Company.

MVP Denver 1935 Sherman, LLC

On February 12, 2016, the Company along with MVP I, through MVP Denver 1935 Sherman, LLC ("MVP Denver"), a Nevada limited liability company owned 24.49% by the Company and 75.51% by MVP I, closed on the purchase of a parking lot for approximately $2.4 million in cash, of which the Company's share was approximately $0.6 million. The parking lot is located at 1935 Sherman Avenue, Denver, Colorado (the "Denver parking lot").  The Denver parking lot consists of approximately 18,765 square feet and has approximately 72 parking spaces.  The Denver parking lot is leased by SP+ under a net lease agreement where MVP Denver is responsible for property taxes and SP+ pays for all insurance and maintenance costs.  SP+ pays annual rent of $120,000.  In addition, the lease provides revenue participation with MVP Denver receiving 70% of gross receipts over $160,000. The term of the lease is for 10 years.

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments— MVP Denver

For the Period from June 1, 2017 through December 15, 2017
Revenue	$115,000
Expenses	(77,000)
Net income	$38,000

Houston Preston Lot

On November 22, 2016, the Company and MVP I, through MVP Houston Preston Lot, LLC, a Delaware limited liability company ("MVP Preston"), an entity wholly owned by the Company, closed on the purchase of a parking lot consisting of approximately 46 parking spaces, located in Houston, Texas, for a purchase price of $2.8 million in cash plus closing costs, of which the Company's portion was $560,000.  Prior to the Merger, the Company held a 20% ownership interest in Houston Preston, while MVP I held an 80% ownership interest in Houston Preston.  The parking lot is under a 10-year lease with iPark Services LLC ("iPark"), a regional parking operator, under a modified net lease agreement where MVP Preston is responsible for property taxes above a $38,238 threshold, and iPark pays for insurance and maintenance costs.  iPark pays annual rent of $228,000. In addition, the lease provides revenue participation with MVP Preston receiving 65% of gross receipts over $300,000. The term of the lease is for 10 years.

During April 2017, the company increased their ownership interest in the MVP Houston Preston Lot from 20% to 60%, by purchasing $1.12 million of MVP I ownership and will now be considered the controlling party.

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments— MVP Preston

For the Period from June 1, 2017 through April 31, 2017
Revenue	$76,000
Expenses	(13,000)
Net income	$63,000

Note P – Merger

On May 26, 2017, the Company, MVP I, Merger Sub, and the Advisor entered into the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, MVP I merged with and into Merger Sub on December 15, 2017, with Merger Sub surviving the Merger, such that following the Merger, the Merger Sub continued as a wholly owned subsidiary of the Company. The Merger is intended to qualify as a "reorganization" under, and within the meaning of, Section 368(a) of the Code.  The combined company was subsequently renamed "The Parking REIT, Inc."

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of MVP I Common Stock was automatically cancelled and retired, and converted into the right to receive 0.365 shares of common stock of the Company.  Holders of shares of MVP I Common Stock received cash in lieu of fractional shares.

At the effective time of the Merger, each share of MVP I Common Stock, if any, then held by any wholly owned subsidiary of MVP I or by the Company or any of its wholly owned subsidiaries was no longer outstanding and was automatically retired and ceased to exist, and no consideration was paid, nor will any other payment or right inure or be made with respect to such shares of MVP I Common Stock in connection with or as a consequence of the Merger.  In addition, each share of MVP I's Non-Participating, Non-Voting Convertible Stock, $0.001 par value per share ("MVP I Convertible Stock"), all 1,000 of which are held by the Advisor, was automatically retired and ceased to exist, and no consideration was paid, nor will any other payment or right inure or be made with respect to such shares of MVP I Convertible Stock in connection with or as a consequence of the Merger.

Pursuant to the Merger Agreement, the board of directors of the Company increased the number of directors from five to eight, and Nicholas Nilsen, Robert J. Aalberts and Shawn Nelson, previous directors of MVP I, were elected to the Company's board of directors.

Amended and Restated Advisory Agreement

Concurrently with the entry into the Merger Agreement, on May 26, 2017, the Company, the Operating Partnership and the Advisor entered into the Amended and Restated Advisory Agreement, which became effective at the effective time of the Merger.  The Amended and Restated Advisory Agreement amended the Company's existing advisory agreement, dated October 5, 2015, to provide for, among other amendments, (i) elimination of acquisition fees, disposition fees and subordinated performance fees and (ii) the payment of an asset management fee by the Company to the Advisor calculated and paid monthly in an amount equal to one-twelfth of 1.1% of the (a) cost of each asset then held by the Company, without deduction for depreciation, bad debts or other non-cash reserves, or (b) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement excluding (only for clause (b)) debt financing on the investment.  Pursuant to the Amended and Restated Advisory Agreement, the asset management fee may not exceed $2,000,000 per annum (the "Asset Management Fee Cap") until the earlier of such time, if ever, that (i) the Company holds assets with an Appraised Value (as defined Amended and Restated Advisory Agreement) equal to or in excess of $500,000,000 or (ii) the Company reports AFFO (as defined in the Amended and Restated Advisory Agreement) equal to or greater than $0.3125 per share of the Company's common stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of the Company's common stock) (the "Per Share Amount") for two consecutive quarters, on a fully diluted basis.  All amounts of the asset management fee in excess of the Asset Management Fee Cap, plus interest thereon at a rate of 3.5% per annum, will be due and payable by the Company no later than ninety (90) days after the earlier of the date that (i) the Company holds assets with an Appraised Value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO per share of Company's common stock equal to or greater than the Per Share Amount for two consecutive quarters, on a fully diluted basis.

Termination Agreement

Concurrently with the entry into the Merger Agreement, on May 26, 2017, the Company, MVP I, the Advisor and the Operating Partnership entered into the Termination Agreement. Pursuant to the Termination Agreement, at the effective time of the Merger, the Advisory Agreement, dated September 25, 2012, as amended, among MVP I and the Advisor was terminated, and the Company paid the Advisor an Advisor Acquisition Payment (as such term is defined in the Termination Agreement) of approximately $3.6 million, which was the only fee payable to the Advisor in connection with the Merger.

The foregoing description of the Merger Agreement, the Amended and Restated Advisory Agreement and the Termination Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the applicable agreements, each of which is filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on May 31, 2017.

Amended Charter

In connection with the Merger, at the Company's annual stockholders' meeting held on September 27, 2017, the Company's stockholders approved, among other matters, the amendment and restatement of its charter (the "Amended Charter").  As described in more detail in the final proxy statement distributed to the Company's stockholders for the annual meeting, the Amended Charter is primarily intended to accomplish two objectives in connection with the possible listing of the Company's common stock after the closing of the Merger: (1) to remove provisions of the Company's charter that it believes may unnecessarily restrict the Company's ability to take advantage of further opportunities for liquidity events or are redundant with or otherwise addressed or permitted to be addressed under Maryland law and (2) to amend certain provisions in a manner that the Company believes would be more suitable for becoming a publicly-traded REIT.

The Amended Charter will become effective upon its filing with the State Department of Assessments and Taxation of Maryland. We expect to file the proposed Amended Charter immediately before the Company's common stock becomes listed for trading on a national securities exchange. This means that the changes to the charter will not be effective unless and until the Company completes an exchange listing.

Note Q — Income Taxes and Critical Accounting Policy

The Company intends to qualify as a REIT for the tax year beginning January 1, 2017 and ending December 31, 2017 and believes that it has been organized and has operated during 2017 in such a manner to meet the qualifications to be treated as a REIT for federal and state income tax purposes.  During 2016, the Company was subject to U.S. federal and state income taxes as it filed income tax returns as a C corporation.  As such, the Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company uses a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement.  The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2017.

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

As a REIT, the Company will generally not be subject to corporate level federal income taxes on earnings distributed to its stockholders, and therefore may not realize deferred tax assets arising during the Company's pre-2017 periods before the Company became a REIT.  The Company intends to distribute at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2017 and future periods.  Accordingly, the Company has not included any provisions for federal income taxes in the accompanying consolidated financial statements for the years ended December 31, 2017 and 2016.  The Company owns and rents real estate in various states and municipalities within the United States, and, as a result, the Company or one or more of its subsidiaries may have income or other tax return filing requirements, and may be subject to income or franchise taxes, in state and municipal jurisdictions.

The Company has a net deferred tax asset of $1.6 million which is subject to a full valuation allowance and thus is not recorded on the Company's balance sheet. The deferred tax asset is primarily made up of net operating losses and capitalized acquisition costs which are deducted for book but capitalized for tax purposes. Since the Company intends to make a REIT election, generally the net operating losses will not be available to offset future income. Due to the valuation allowance, the Company's effective rate is approximately 0%.

Note R —Preferred Stock and Warrants

The Company reviewed the relevant ASC's, specifically ASC 480 – Distinguishing Liabilities From Equity and ASC 815 – Derivatives and Hedging, in connection with the presentation of the Series A and Series 1 preferred stock. Below is a summary of the Company's Preferred Stock offerings.

Series A Preferred Stock

The Company offered up to $50 million in shares of the Company's Series A Convertible Redeemable Preferred Stock ("Series A"), par value $0.0001 per share, together with warrants to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors. In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the Shares to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  As of December 31, 2017, the Company raised approximately $2.5 million, net of offering costs, in the Series A private placements.

The holders of the Series A Preferred Stock shall be entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. If a Listing Event, as defined in the offering, has not occurred by March 31, 2017, the cash dividend rate shall increase to 7.50%, until a Listing Event has occurred.  Base on the number of Series A shares outstanding at December 31, 2017, the increased dividend rate would cost the Company approximately $12,000 more per quarter in Series A dividends.

Subject to the Company's redemption rights as described below, each Share will be convertible into shares of the Company's common stock, at the election of the holder thereof by written notice to the Company (each, a "Conversion Notice") containing the information required by the charter, at any time beginning upon the earlier of (i) 90 days after the occurrence of a Listing Event or (ii) the second anniversary of the final Closing of this Offering (whether or not a Listing Event has occurred). Each Share will convert into a number of shares of the Company's common stock determined by dividing (i) the sum of (A) 100% of the Stated Value, initially $1,000, plus (B) any accrued but unpaid dividends to, but not including, the date of conversion, by (ii) the conversion price for each share of the Company's common stock (the "Conversion Price") determined as follows:

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

•
If a Conversion Notice with respect to any Share is received on or after the second anniversary of the final Closing of this Offering, and at the time of receipt of such Conversion Notice, a Listing Event has not occurred, the Conversion Price for such Share will be equal to 100% of the Company's net asset value per share, or NAV per share, if then established, and until the Company establishes a NAV per share, the Conversion Price will be equal to $25.00, or the initial offering price per share of the Company's common stock in the Common Stock Offering.

If and when the Amended Charter becomes effective, the date by which holders of Series A must provide notice of conversion will be changed from the day immediately preceding the first anniversary of the issuance of such share to December 31, 2017. This change will conform the terms of the Series A with the terms of the Series 1 with respect to conversions.

At any time, from time to time, after the 20th trading day after the date of a Listing Event, the Company (or its successor) will have the right (but not the obligation) to redeem, in whole or in part, the Series A at the redemption price equal to 100% of the Stated Value, initially $1,000 per share, plus any accrued but unpaid dividends if any, to and including the date fixed for redemption. If the Company (or its successor) chooses to redeem any Shares, the Company (or its successor) has the right, in its sole discretion, to pay the redemption price in cash or in equal value of common stock of the Company (or its successor), based on the volume weighted average price per share of the common stock of the Company (or its successor) for the 20 trading days prior to the redemption, in exchange for the Series A. The Company (or its successor) also will have the right (but not the obligation) to redeem all or any portion of the Series A subject to a Conversion Notice for a cash payment to the holder thereof equal to the applicable redemption price, by delivering a redemption notice to the holder of such Shares on or prior to 10th trading day prior to the close of trading on the applicable Conversion Date.

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of December 31, 2017, there were detachable warrants that may be exercised for 84,510 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at December 31, 2017 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock. As of March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 the Company had an estimated fair market value of potential warrants that was immaterial.

Series 1 Preferred Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors. On January 31, 2018 the Company closed this offering.

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company's board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company's common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company's board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that if a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Shares (without regard to Qualified Purchaser status) will be increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value.  Based on the number of Series 1 shares outstanding at December 31, 2017, the increased dividend rate would cost the Company approximately $50,000 more per quarter in Series 1 dividends.

Subject to the Company's redemption rights as described below, each Share will be convertible into shares of the Company's common stock, at the election of the holder thereof by written notice to the Company (each, a "Conversion Notice") containing the information required by the charter, at any time beginning upon the earlier of (i) 45 days after the occurrence of a Listing Event or (ii) April 7, 2019 (whether or not a Listing Event has occurred). Each Share will convert into a number of shares of the Company's common stock determined by dividing (i) the sum of (A) 100% of the Stated Value, initially $1,000, plus (B) any accrued but unpaid dividends to, but not including, the date of conversion, by (ii) the conversion price for each share of the Company's common stock (the "Conversion Price") determined as follows:

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

•
If a Conversion Notice with respect to any Share is received on or after April 7, 2019, and at the time of receipt of such Conversion Notice, a Listing Event has not occurred, the Conversion Price for such Share will be equal to 100% of the Company's net asset value per share, or NAV per share, if then established, and it establishes a NAV per share, the Conversion Price will be equal to $25.00, or the initial offering price per share of the Company's common stock in the Common Stock Offering.

At any time, from time to time, on and after the later of (i) the 20th trading day after the date of a Listing Event, if any, or (ii) April 7, 2018, the Company (or its successor) will have the right (but not the obligation) to redeem, in whole or in part, the Series A Preferred Stock at the redemption price equal to 100% of the Stated Value, initially $1,000 per share, plus any accrued but unpaid dividends if any, to and including the date fixed for redemption. In case of any redemption of less than all of the shares by the Company, the shares to be redeemed will be selected either pro rata or in such other manner as the board of directors may determine.  If the Company (or its successor) chooses to redeem any shares, the Company (or its successor) has the right, in its sole discretion, to pay the redemption price in cash or in equal value of common stock of the Company (or its successor), based on the volume weighted average price per share of the common stock of the Company (or its successor) for the 20 trading days prior to the redemption, in exchange for the shares.  The Company (or its successor) also will have the right (but not the obligation) to redeem all or any portion of the Series A Preferred Stock subject to a Conversion Notice for a cash payment to the holder thereof equal to the applicable Redemption Price set forth in the section entitled "Conversion" above, by delivering a Redemption Notice to the holder of such Shares on or prior to the 10th trading day prior to the close of trading on the Conversion Date for such Shares.

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of December 31, 2017, there were detachable warrants that may be exercised for 1,035,755 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at December 31, 2017 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $25.9 million and as a result the Company would issue an additional 1,035,755 shares of common stock. As of March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 the Company had an estimated fair market value of potential warrants that was immaterial.

Redemption of Series A and Series 1

To comply with its amended credit agreement, the Company will redeem all of its outstanding Series A and Series 1 preferred stock and pay the entire redemption price in the form of shares of the Company's common stock, within 30 days after the completion of the listing of its common stock on a national securities exchange.  The Company will file an application to list its common stock on a national securities exchange on or prior to July 31, 2018 and will seek to complete the listing by September 30, 2018.  To comply with its amended credit agreement, the Company also will make no cash distributions to the holders of the Series A Preferred Stock and Series 1 Preferred Stock after the earlier of (i) 30 days after the completion of the listing of its common stock on a national securities exchange or (ii) September 30, 2018.  There can be no assurance, however, that the Company will cause a listing to occur within such time frame or at all.

Note S — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

On February 1, 2018, the Company's board of directors appointed a Special Committee of the board of directors (the "Special Committee"). The purpose of the Special Committee was to review and negotiate the potential internalization with the Advisor. On April 23, 2018, the board of directors disbanded the Special Committee.

During February 2018, the Company, through MVP New Orleans Rampart, LLC ("MVP New Orleans"), an entity owned by the Company, closed on the purchase of a parking lot consisting of approximately 78 parking spaces, located in New Orleans, Louisiana, for the purchase price of $8.0 million, plus acquisition and financing-related transaction costs. The Company owns a 100% equity interest in the MVP New Orleans. The parking lot will be operated by 342 N. Rampart, LLC ("Rampart") under a long-term lease, where Rampart will be responsible for annual base rent of $560,000, and 70% of all gross revenue above $700,000. The purchase price was funded through the Company's Borrowing Base revolving credit facility from KeyBank in the amount of $4.4 million and the Companys working capital revolving credit facility from KeyBank in the amount of $3.6 million.

In February 2018, the Audit Committee of the Company's board of directors (the "Audit Committee") engaged independent legal counsel to conduct an internal investigation arising from the Audit Committee's receipt of allegations from an employee of MVP Realty Advisors, LLC, the Company's external advisor (the "Advisor"), regarding possible wrongdoing by the Company's Chairman and Chief Executive Officer, Michael V. Shustek, relating to (i) potentially inaccurate disclosures by MVP American Securities, the broker-dealer affiliated with the Advisor, to the Financial Industry Regulatory Authority, Inc. ("FINRA") relating to total underwriting compensation paid by the Advisor and its affiliates (other than the Company) in connection with the initial public offerings of MVP I, Inc. and the Company and (ii) potential inaccuracies in personal financial statements of Mr. Shustek that were provided to one or more of the Company's lenders in connection with mortgage loans or guarantees where Mr. Shustek is a personal non-recourse carve-out guarantor.

On March 22, 2018, the board of directors of the Company unanimously authorized a suspension of the Company's cash distributions and stock dividends to holders of its common stock. The board is focused on preserving capital in order to maintain sufficient liquidity to continue to operate the business and maintain compliance with debt covenants, including minimum liquidity covenants and to seek to enhance the value of the Company for stockholders through potential future acquisitions

On April 27, 2018, the Audit Committee concluded its internal investigation, and the Company filed a report on Form 8-K regarding the Audit Committee's investigation on May 3, 2018.

On April 29, 2018, the board of directors of the Company received a letter from Allen Wolff pursuant to which he resigned as an independent director from the board, effective immediately. Prior to his resignation, Mr. Wolff was a member of the Audit Committee.

On April 29, 2018, the Company dismissed RSM US LLP, ("RSM") as the Company's independent registered public accounting firm.  The dismissal of RSM was approved by a majority of the members of the Audit Committee of the Company's Board of Directors.

On May 14, 2018, the Advisor informed Edwin Bentzen IV, the Company's Chief Financial Officer, that it does not intend to renew Mr. Bentzen's employment agreement which expires on June 13, 2018. Non-renewal of Mr. Bentzen's employment agreement as the Company's Chief Financial Officer was subject to the approval of the Company's board of directors.

On May 29, 2018, the Company's board of directors suspended the Company's share repurchase program, other than for repurchases in connection with a shareholder's death.

On May 29, 2018, the Company established a NAV equal to $24.61 per common share.

On May 31, 2018 the board of directors of the Company approved the non-renewal of Mr. Bentzen's employment agreement. Mr. Bentzen and the Company agreed that June 1, 2018 was Mr. Bentzen's last day as Chief Financial Officer of the Company. The Company and Mr. Bentzen entered into a Separation Agreement dated June 1, 2018 which provided for a revocation period by Mr. Bentzen of seven (7) days. The seven (7) day period has now expired and the Separation Agreement is in full force and effect. The Separation Agreement covers Mr. Bentzen's positions with The Parking REIT, Inc., MVP Realty Advisors and various of their affiliates. Pursuant to the Separation Agreement, Mr. Bentzen received severance in the collective amount of $50,000 and there was a mutual release of all claims between the parties. The foregoing description of the Separation Agreement is only a summary and is qualified in its entirety by the full text of the Separation Agreement, a copy of which is attached hereto as Exhibit 10.19.

On June 14, 2018 the Company, through entities wholly owned by the Company, sold two surface parking lots in St. Louis for $8.5 million to the Land Clearance For Redevelopment Authority of the City of St. Louis, a public body corporate and politic of the State of Missouri.  Additionally, the purchaser agreed to pay 50% of the premium associated with defeasance of two CMBS loans which were cross-collateralized.  The loans encumbered the following properties: MVP St. Louis Convention Plaza, MVP St. Louis Lucas, MVP KC Cherry Lot, MVP Indianapolis City Park Garage, and MVP Indianapolis Washington Street Lot.  Subsequent to the defeasance of the loan that encumbered MVP Indianapolis City Park Garage and MVP Indianapolis Washington Street Lot, the Company added the two Indianapolis properties to the KeyBank Borrowing Base revolving credit facility, drawing approximately $8.7 million, of which approximately $1.6 million was used to pay down the KeyBank Working Capital revolving credit facility.

On June 19, 2018, the Company, the Borrowers and the Lenders entered into an amendment and waiver to the Company's existing credit agreement, as further described in the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources."

During June 2018, the Company through MVP Hawaii Marks Garage, LLC ("MVP Marks Garage"), an entity owned by the Company, acquired a multi-level parking garage consisting of approximately 308 parking spaces and 16,205 square feet of retail space located in Honolulu, Hawaii, for a purchase price of $20.4 million, plus acquisition and financing-related transaction costs.  The Company owns a 100% equity interest in the MVP Marks Garage. The parking garage will be operated by SP Plus Corporation ("SP+") under a long-term lease, where SP will be responsible for annual base rent of $946,000 and 75% of all gross revenue above $1,250,000. The purchase price was funded through the Company's Borrowing Base revolving credit facility from KeyBank in the amount of approximately $11.2 million, the Companys working capital revolving credit facility from KeyBank in the amount of approximately $7.5 million and the remaining $1.7 million was funded from the Company's available cash.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017

		Initial Cost					Gross Carrying Amount at December 31, 2017
Description	ST	Encumbrance	Land	Buildings and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (1)	Date Acquired	Rentable Square Feet
West 9th Street	OH	$--	$5,675,000	$--	$5,675,000	$--	$5,823,000	$--	$5,823,000	$2,000	2016	n/a
Crown Colony	OH	--	3,030,000	--	3,030,000	--	3,049,000	--	3,049,000	1,000	2016	n/a
San Jose	CA	--	1,073,000	2,503,000	3,576,000	--	1,073,000	2,752,000	3,825,000	110,000	2016	n/a
MCI 1372 Street	OH	--	700,000	--	700,000	--	700,000	--	700,000	--	2016	n/a
Cincinnati Race Street	OH	--	2,142,000	2,358,000	4,500,000	--	2,142,000	3,416,000	5,558,000	89,000	2016	n/a
St Louis Washington	MO	--	3,000,000	--	3,000,000	--	3,000,000	--	3,000,000	--	2016	n/a
St Paul Holiday Garage	MN	--	1,673,000	6,527,000	8,200,000	--	1,673,000	6,723,000	8,396,000	232,000	2016	n/a
Louisville Station	KY	--	3,050,000	--	3,050,000	--	3,107,000	--	3,107,000	3,000	2016	n/a
Whitefront Garage	TN	--	3,116,000	8,380,000	11,496,000	--	3,116,000	8,556,000	11,672,000	273,000	2016	n/a
Cleveland Lincoln Garage	OH	--	2,195,000	5,122,000	7,317,000	--	2,195,000	5,211,000	7,406,000	157,000	2016	n/a
Houston Preston	TX	--	2,800,000	--	2,800,000	--	2,820,000	--	2,820,000	1,000	2016	n/a
Houston San Jacinto	TX	--	3,200,000	--	3,200,000	--	3,250,000	--	3,250,000	1,000	2016	n/a
MVP Detroit Center Garage	MI	--	7,000,000	48,000,000	55,000,000	--	7,000,000	48,306,000	55,306,000	1,179,000	2017	n/a
St. Louis Broadway Group	MO	--	2,400,000	--	2,400,000	--	2,400,000	--	2,400,000	--	2017	n/a
St. Louis Seventh & Cerre	MO	--	3,300,000	--	3,300,000	--	3,300,000	--	3,300,000	--	2017	n/a
MVP Preferred Parking	TX	--	15,800,000	4,700,000	20,500,000	--	15,800,000	4,700,000	20,500,000	60,000	2017	n/a
MVP Raider Park Garage	TX	--	1,960,000	9,040,000	11,000,000	--	1,960,000	9,040,000	11,000,000	22,000	2017	n/a
MVP PF Ft. Lauderdale 2013	FL	--	3,423,000	--	3,423,000	--	3,423,000	--	3,423,000	--	2017	n/a
MVP PF Memphis Court 2013	TN	--	1,208,000	--	1,208,000	--	1,208,000	--	1,208,000	--	2017	n/a
MVP PF Memphis Poplar 2013	TN	--	3,735,000	--	3,735,000	--	3,735,000	--	3,735,000	3,000	2017	n/a
MVP PF Kansas City 2013	MO	--	1,812,000	--	1,812,000	--	1,812,000	--	1,812,000	--	2017	n/a
MVP PF St. Louis 2013	MO	--	5,145,000	--	5,145,000	--	5,145,000	--	5,145,000	5,000	2017	n/a
Mabley Place Garage	OH	--	1,585,000	19,557,000	21,142,000	--	1,585,000	19,557,000	21,142,000	24,000	2017	n/a
MVP Denver Sherman	CO	--	705,000	--	705,000	--	705,000	--	705,000	--	2017	n/a
MVP Fort Worth Taylor	TX	--	2,845,000	24,813,000	27,658,000	--	2,845,000	24,813,000	27,658,000	29,000	2017	n/a
MVP Milwaukee Old World	WI	--	2,044,000	--	2,044,000	--	2,044,000	--	2,044,000	1,000	2017	n/a
MVP St. Louis Convention Plaza	MO	--	3,091,000	--	3,091,000	--	3,091,000	--	3,091,000	1,000	2017	n/a
MVP Houston Saks Garage	TX	--	4,931,000	5,460,000	10,391,000	--	4,931,000	5,460,000	10,391,000	7,000	2017	n/a
MVP St. Louis Lucas	MO	--	3,695,000	--	3,695,000	--	3,695,000	--	3,695,000	2,000	2017	n/a
MVP Milwaukee Wells	WI	--	4,873,000	--	4,873,000	--	4,873,000	--	4,873,000	1,000	2017	n/a
MVP Wildwood NJ Lot	NJ	--	1,631,000	--	1,631,000	--	1,631,000	--	1,631,000	--	2017	n/a
MVP Indianapolis City Park	IN	--	2,055,000	8,758,000	10,813,000	--	2,055,000	8,758,000	10,813,000	12,000	2017	n/a
MVP KC Cherry Lot	MO	--	987,000	--	987,000	--	987,000	--	987,000	500	2017	n/a
MVP Indianapolis WA Street Lot	IN	--	5,749,000	--	5,749,000	--	5,749,000	--	5,749,000	1,000	2017	n/a
MVP Minneapolis Venture	MN	--	6,543,000	--	6,543,000	--	--	--	--	--	2017	n/a
MVP Indianapolis Meridian Lot	IN	--	1,601,000	--	1,601,000	--	1,601,000	--	1,601,000	200	2017	n/a
MVP Milwaukee Clybourn	WI	--	262,000	--	262,000	--	262,000	--	262,000	100	2017	n/a
MVP Milwaukee Arena	WI	--	4,632,000	--	4,632,000	--	4,632,000	--	4,632,000	--	2017	n/a

(Table Continued)
MVP Clarksburg Lot	WV	--	715,000	--	715,000	--	715,000	--	715,000	200	2017	n/a
MVP Denver Sherman 1935	CO	--	2,534,000	--	2,534,000	--	2,534,000	--	2,534,000	--	2017	n/a
MVP Bridgeport Fairfield Garage	CT	--	498,000	7,758,000	8,256,000	--	498,000	7,758,000	8,256,000	10,000	2017	n/a
Minneapolis City Parking	MN	--	9,838,000	--	9,838,000	--	9,838,000	--	9,838,000	4,000	2017	n/a
		$--	$138,251,000	$152,976,000	$291,227,000	$--	$132,002,000	$155,050,000 (2)	$287,052,000	$2,231,000

(1)
The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

(2)	This amoount does not include CIP of $750,000.

The aggregate gross cost of property included above for federal income tax purposes approximated $288.2 million as of December 31, 2017.

The following table reconciles the historical cost of total real estate held for investment for the years ended December 31, 2017 and 2016.

	2017	2016
Total real estate held for investment, inception (prior)	$53,743,000	$--
Additions during period:	2,370,000	--
Acquisitions	230,939,000	53,743,000
Total real estate held for investment, end of year	$287,052,000	$53,743,000

The following table reconciles the accumulated depreciation for the years ended December 31, 2017 and 2016.

	2017	2016
Accumulated depreciation, inception (prior)	$195,000	$--
Additions during period:	--	--
Depreciation of real estate	2,036,000	195,000
Accumulated depreciation, end of year	$2,231,000	$195,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 29, 2018, the Company dismissed RSM as the Company's independent registered public accounting firm.  The dismissal of RSM was approved by a majority of the members of the Audit Committee of the Company's Board of Directors.

RSM was engaged to audit the Company's financial statements for the year ended December 31, 2017, however, the audit was not completed, and no audit report was ever issued by RSM to the Company.  During the term of RSM's engagement, there were: (i) no disagreement between the Company and RSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to RSM's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, and (ii) no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

On April 30, 2018, the Company re-engaged RBSM LLP ("RBSM"), the Company's prior independent registered public accounting firm, effective immediately.  RBSM previously served as the Company's independent registered public accounting firm until the Company's dismissal of RBSM on May 19, 2017.  During the Company's prior engagement of RBSM, RBSM reported on the Company's financial statements for the period from May 4, 2015 (date of inception) through December 31, 2015 and for the year ended December 31, 2016.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Interim Chief Financial Officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective, notwithstanding the fact that the Company was late in filing its annual report on Form 10-K for the year ended December 31, 2017 and its quarterly report on Form 10-Q for the quarter ended March 31, 2018.  The Company attributes the delays in the filing of these reports to the internal investigation conducted by the Audit Committee of the Company's board of directors as further described in the Form 12b-25 and Form 8-K filed by the Company on March 3, 2018 and May 3, 2018, and not to any deficiencies in the Company's disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  As previously disclosed, the Audit Committee's investigation of possible wrongdoing, which concluded on April 27, 2018, did not involve the Company's financial statements or accounting procedures.

(b) Changes in Internal Control over Financial Reporting

During the fourth quarter 2017, the Company took additional steps to identify revenue from all sources to improve its quarterly REIT testing process.  In addition, employees of the Advisor completed additional REIT compliance training conducted by an outside law firm.  The Company believes these additional procedures and controls have been effective in regard to its REIT testing.  The Company will continue to monitor these controls on an on-going basis to evaluate their effectiveness.  There have been no other changes in internal control over financial reporting during the fourth quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2017.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will rely on the Advisor to manage the day-to-day activities and to implement the Company's investment strategy, subject to the supervision of our board of directors. The Advisor performs its duties and responsibilities as the Company's fiduciary pursuant to an Amended and Restated Advisory Agreement. The Advisor is managed by Michael V. Shustek.

Directors and Executive Officers

The following table sets forth the names, ages as of June 21, 2018 and positions of the individuals who serve as our directors and executive officers as of June 21, 2018:

Name	Age	Title
Michael V. Shustek	59	Chief Executive Officer and Director
Brandon Welch	35	Interim Chief Financial Officer
David Chavez (1)	52	Independent Director
Erik Hart (1)	47	Independent Director
John E. Dawson	60	Independent Director
Robert J. Aalberts (2)	66	Independent Director
Nicholas Nilsen (1)	81	Independent Director
Shawn Nelson (2)	51	Independent Director
Bill Wells (3)	65	Independent Director
(1)	Member of the audit committee
(2)	These individuals joined the board of directors on December 15, 2017 in connection with the Merger.
(3)	Mr. Wells joined the board of directors on May 31, 2018.

The following table sets forth the names, ages as of June 21, 2018 and positions of the individuals who serve as directors, executive officers and certain significant employees of the Advisor or our affiliates:

Name	Age	Title

Michael V. Shustek	59	Chief Executive Officer
Brandon Welch	35	Interim Chief Financial Officer

Michael V. Shustek has been Chief Executive Officer, Secretary and the Chairman of the Board of Directors of the Company since its inception and serves as the Chief Executive Officer of our Advisor. He has also served as Chief Executive Officer and a director of MVP I (prior to the Merger), Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a director and CEO of VRM II and VRM I since January 2006. In July 2012, Mr. Shustek became a principal of AMS.  During January 2013, Mr. Shustek became the sole owner of AMS.

In February 2004, Mr. Shustek became the President of Vestin Group. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Originations, Inc. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada's history at that time. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors.

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

Brandon Welch was appointed as the Interim Chief Financial Officer ("CFO") on May 31, 2018. Mr. Welch has been employed with MVP Realty Advisors since the inception in 2012 of MVP REIT, a predecessor to the Company. During his tenure, he has served in various capital markets and operations capacities. From September 2012 to May 2017, he served as Executive Vice President, overseeing marketing and distribution for the Company's equity raises. In June 2017, Mr. Welch became Managing Director of Capital Markets, taking on additional responsibility for capital markets strategy development and implementation. In October 2017 he became Vice President of Operations, shifting his focus to corporate operations, including acquisitions, asset management, and debt and equity capital markets responsibilities. Prior to his employment with MVP Realty Advisors, LLC, Mr. Welch served as General Manager for a full-service marketing consulting firm, Townsend Advisers (now Townsend Team) from 2009 to 2012, Senior Account Executive for digital marketing agency Jayne Hancock Group, commonly known as JHG, from 2008-2009, and Senior Account Executive for sports marketing agency Integrated Sports Marketing from 2006-2008. Mr. Welch earned his BS in Business Administration from San Diego State University in 2004, and his MBA from San Diego State University in 2006. Mr. Welch is the son-in-law of Michael Shustek, the Company's Chief Executive Officer.

Independent Directors of the Company

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

Erik A. Hart is one of our independent directors. Since May 2012, Mr. Hart has served as Managing Partner for Romandad Partners and the Romandad Trust.  Previous to that, from 2001 to July 2013, Mr. Hart practiced law at The Law Offices of Erik A. Hart, and from 1998 to 2001, Mr. Hart was a lawyer for the Business Affairs and Business Development Department of the Spelling Entertainment Group, Inc., formerly Republic Entertainment, Inc. Mr. Hart received his Bachelor's Degree from the University of the Pacific, and his Juris Doctor from McGeorge School of Law. Mr. Hart is a member of the California Bar.

John E. Dawson is one of our independent directors. He has also been a director of MVP REIT, Inc. since its inception.  He was a director of Vestin Group from March 2000 to December 2005, was a director of VRM II from March 2007 until he resigned in November 2013 and was a director for VRM I from March 2007 until January 2008. Since January 2015, Mr.  Dawson has been a Partner at the International law firm of Dickinson Wright PLLC.  Mr. Dawson was a partner of the Las Vegas law firm of Lionel Sawyer & Collins from 2005 until its closing in December of 2014.  Previous to that, from 1995 to 2005, Mr. Dawson was a partner at the law firm of Marquis & Aurbach.  Mr. Dawson received his Bachelor's Degree from Weber State and his Juris Doctor from Brigham Young University. Mr. Dawson received his Masters of Law (L.L.M.) in Taxation from the University of San Diego in 1993. Mr. Dawson was admitted to the Nevada Bar in 1988 and the Utah Bar in 1989.

Robert J. Aalberts had served as an independent director of MVP I, and was a director of Vestin Group, Inc., from April 1999 to December 2005. He was a director for VRM I from January 2006 until he resigned in January 2008 and for VRM II from January 2006 until he resigned in November 2013. Most recently, Professor Aalberts was Clinical Professor of Business Law in the Smeal College of Business at Pennsylvania State University in University Park, PA from 2014 to June 2017. Prior to his position at Penn State, Professor Aalberts held the Ernst Lied Professor of Legal Studies professorship in the Lee College of Business at the University of Nevada, Las Vegas from 1991 to 2014. Before UNLV, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, LA from 1984 to 1991. From 1982 through 1984, he served as an attorney for the Gulf Oil Company in its New Orleans office, specializing in contract negotiations and mineral law. Professor Aalberts has co-authored books relating to the regulatory environment and the law and business of real estate; including Real Estate Law (2015), now in its 9th edition, published by the Cengage Book Company. He is also the author of numerous legal articles dealing with various aspects of real estate, business and the practice of law. From 1992 to 2016, Professor Aalberts was the Editor-in-chief of the Real Estate Law Journal published by the Thomson-West Publishing Company. Professor Aalberts received his Juris Doctor degree from Loyola University in New Orleans, Louisiana, a Masters of Arts from the University of Missouri, Columbia, and a Bachelor of Arts degree in Social Sciences and Geography from Bemidji State University in Minnesota. He was admitted to the State Bar of Louisiana in 1982 (currently inactive status). Mr. Aalberts was selected to serve as an independent director of the Company because of his significant knowledge of, and experience in, the real estate industry and his experience as a public company director.

Nicholas Nilsen had served as an independent director of MVP I. He has been involved in the financial industry for more than four decades. He has been in retirement during the past five years. Most recently, Mr. Nilsen served as a Senior Vice President of PNC Financial, a bank holding company, where he served from 1960 to 2000. He began his long career with PNC Financial as a stock analyst. Later, he managed corporate and Taft-Hartley pension plans for the bank. Mr. Nilsen served as an executive investment officer at the time of his retirement from PNC Financial. Mr. Nilsen is a CFA charter holder. Mr. Nilsen received a Bachelor's degree from Denison University and a Master of Business Administration from Northwestern University.  Mr. Nilsen was selected to serve as an independent director of the Company because of his significant knowledge of, and experience in, the finance industry and investment management.

Shawn Nelson had served as an independent director of MVP I. Since June 2010, Mr. Nelson has served as a member of the Orange County Board of Supervisors in Orange County, California, serving as chairman in 2013 and 2014. Mr. Nelson currently serves on the board of the Southern California Regional Rail Authority (Metrolink) and was the former Chairman. He is a director of the Orange County Transportation Authority having served as the chair in 2014, and is a director of the South Coast Air Quality Management District, Southern California Association of Governments, Transportation Corridor Agency, Foothill/Eastern, Southern California Water Committee, Orange County Council of Governments and Orange County Housing Authority Board of Commissioners. From 1994 to 2010, Mr. Nelson was the managing partner of the law firm of Rizio & Nelson. From 1992 to 1994, he was the Leasing Director/Project Manager of S&P Company. Prior to that, from 1989 to 1992 Mr. Nelson served as the Leasing Director/Acquisitions Analyst for IDM Corp and from 1988 to 1989 he served as a Construction Superintendent for Pulte Home. Mr. Nelson has a Bachelor of Science degree in business with a certificate in real property development from the University of Southern California and a Juris Doctor Degree from Western State University College of Law. Mr. Nelson was selected to serve as an independent director of the Company due to his significant experience in the financial services and real estate industries.

Bill Wells is one of the Company's independent directors. From 1990 until April 2018 served as the Las Vegas Office Managing Partner an Audit Partner of RSM US LLP, an international audit, tax and consulting firm ("RSM").In his role as an Audit Partner, Mr. Wells has served as a business advisor to clients in a variety of industries including transportation, real estate, retail, wholesale distribution, construction, financial institutions, manufacturing, automotive, professional services and timeshare.  He also has experience in business litigation and has testified as an expert witness in court and in arbitration hearings. From 2000 to 2011 (prior to a firm reorganization in 2012) Mr. Wells was the Desert Southwest Managing Partner, which included oversight of the Phoenix office as well as the Las Vegas office. Mr. Wells earned his B.S. in Accounting from Millikin University, where he graduated summa cum laude.  He also participated in executive programs at the University of Chicago and the Minneapolis Center for Character-Based Leadership.  He is a licensed CPA in Nevada.During his nearly 40 year tenure in Las Vegas, Mr. Wells has participated in a variety of business and philanthropic organizations including:  Las Vegas Metro Chamber of Commerce (Chairman), Opportunity Village (Chairman), Young Presidents Organization (Chairman), UNLV Presidents Associates, UNLV Accounting Advisory Council, LVGEA (Board Member), UMC (Board Member), Discovery Children's Museum (Board Member), Boulder Dam Area Boy Scouts (Board Member), Economic Club of LV (Board Member), US Bank (Advisory Board Member), Las Vegas Executives Association, Kiwanis Club of Las Vegas, and the Las Vegas FBI Citizens Academy.  He received the H&R Block Outstanding Community Service Award for stewardship to his community. Mr. Wells was appointed on May 31, 2018 to serve as an independent director of the Company due to his significant experience in the financial services.

Our directors and executive officers will serve until their successors are elected and qualify. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

CORPORATE GOVERNANCE

Board of Directors

The Company operates under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. The board of directors is responsible for directing the management of our business and affairs. The board of directors has retained the Advisor to manage our day-to-day affairs and to implement our investment strategy, subject to the board of directors' direction, oversight and approval.

The Company has a total of eight directors, seven of whom are independent of us, our Advisor, our Sponsor and our respective affiliates as determined in accordance with the North American Securities Administrators Association's Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the "NASAA REIT Guidelines"). The NASAA REIT Guidelines require our charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with our Sponsor or the Advisor. A director is deemed to be associated with our Sponsor or the Advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our Sponsor, the Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by our Sponsor or advised by the Advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our Sponsor, the Advisor or any of their affiliates exceeds five percent of (1) the director's annual gross revenue derived from all sources during either of the last two years or (2) the director's net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director's spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our Sponsor, the Advisor or any of its affiliates. Our board of directors has determined that each of David Chavez, Erik Hart, John Dawson, Robert J. Aalberts, Nicholas Nilsen and Shawn Nelson qualifies as an independent director under the NASAA REIT Guidelines.

On February 1, 2018, John Dawson was appointed Co-Chairman by the board of directors.

We refer to our directors who are not independent as our "affiliated directors." Currently, our only affiliated director is Michael V. Shustek.

Our charter provides that the number of directors is currently eight, which number may be increased or decreased as set forth in the bylaws. Our charter also provides that a majority of the directors must be independent directors and that at least one of the independent directors must have at least three years of relevant real estate experience.  The independent directors will nominate replacements for vacancies among the independent directors.

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

The Company will follow investment guidelines adopted by our board of directors and the investment and borrowing policies described in this Annual Report unless they are modified by our directors. Our board of directors may establish further written policies on investments and borrowings and shall monitor our administrative procedures, investment operations and performance to ensure that the policies are fulfilled and are in the best interests of our stockholders. Any change in our investment objectives as set forth in our charter must be approved by the stockholders.

In order to reduce or eliminate and address certain potential conflicts of interest, our charter requires that a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction approve any transaction with any of our directors, our Sponsor, the Advisor, or any of their affiliates. The independent directors will also be responsible for reviewing from time to time but at least annually (1) the performance of the Advisor and determining that the compensation to be paid to the Advisor is reasonable in relation to the nature and quality of services performed; (2) that our total fees and expenses are otherwise reasonable in light of our investment performance, our net assets, our net income, the fees and expenses of other comparable unaffiliated REITs and other factors deemed relevant by our independent directors; and (3) that the provisions of the Amended and Restated Advisory Agreement are being carried out. Each such determination shall be reflected in the applicable board minutes.

Board Committees

The board of directors has delegated various responsibilities and authority to three standing committees and one special committee. Each committee regularly reports on its activities to the full board of directors. The Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Special Committee are composed entirely of independent directors. On February 1, 2018, the Audit Committee was reconstituted and the Compensation Committee and Nominating and Corporate Governance Committees were organized. The table below sets forth the current membership of the three standing committees of the board of directors.

Name	Audit	Compensation	Nominating and Corporate Governance

David Chavez	Chair
Erik Hart	X	X
Robert J. Aalberts			Chair
Nicholas Nilsen	X	Chair	X
Shawn Nelson		X	X

Audit Committee

The Audit Committee meets on a regular basis, at least quarterly and more frequently as necessary. The Audit Committee's primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The Audit Committee is comprised of three directors, all of whom are independent directors and one of whom is deemed an Audit Committee financial expert. Prior to the reconstitution, as discussed below, our Audit Committee consisted of John Dawson, David Chavez and Allen Wolff. The board of directors also determined that Mr. Dawson met the Audit Committee financial expert requirements. For the years ended December 31, 2017 and 2016, the Audit Committee held five and four meetings, respectively.

On February 1, 2018 the Audit Committee was reconstituted. David Chavez was appointed as the new Audit Committee Chair, Allen Wolff remained a member and Erik Hart was also appointed to the Audit Committee.

At the end of April 2018, following the resignation of Allen Wolff as an independent director from the board of directors, the board of directors appointed Nicholas Nilsen, an independent director of the board, to fill the vacancy on the Audit Committee arising from Mr. Wolff's resignation.  The board of directors determined that Mr. Chavez and Mr. Nilsen met the Audit Committee financial expert requirements.

Compensation Committee

The Compensation Committee establishes and oversees director compensation. The Company's executive officers and affiliated directors do not receive compensation directly from the Company for services rendered to the Company, and the Company does not intend to pay compensation directly to the executive officers or affiliated directors. The Company's independent directors receive certain compensation from the Company, which is described in more detail under "Item 11. Executive Compensation."

On February 1, 2018, the board of directors appointed a new Compensation Committee, naming Nicholas Nilsen as Compensation Committee Chair and Erik Hart and Shawn Nelson as committee members.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee is responsible for establishing the requisite qualifications for directors, identifying and recommending the nomination of individuals qualified to serve as directors and recommending directors for each board committee. The Nominating and Governance Committee also establishes corporate governance practices in compliance with applicable regulatory requirements and consistent with the highest standards and recommends to the board of directors the corporate governance guidelines applicable to the Company.

On February 1, 2018, the board of directors appointed a new Nominating and Corporate Governance Committee naming Robert Aalberts as Nominating and Corporate Governance Committee Chair, with Shawn Nelson and Nicholas Nilsen as committee members.

Special Committee

On February 1, 2018, the board of directors appointed a Special Committee, naming Allen Wolff as Special Committee Chair, with Erik Hart and David Chavez as committee members. The purpose of the Special Committee is to review and negotiate the potential internalization with the Advisor. In connection therewith, the Special Committee has authority to hire counsel and a valuation firm. On April 23, 2018 the board of directors disbanded the Special Committee for internalization.

In addition, the Special Committee for the Merger was disbanded upon the consummation of the Merger on December 15, 2017.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics"), which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, as well as all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. We will provide to any person without charge a copy of our Code of Ethics, including any amendments or waivers, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

Board Meetings and Annual Stockholder Meeting

The board of directors held nine meetings and one meeting during the fiscal years ended December 31, 2017 and 2016, respectively. Each director attended at least 75% of his board and committee meetings in 2017 and 2016. Although we do not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting of Stockholders, we encourage all of our directors to attend.

Communication with Directors

We have established procedures for stockholders or other interested parties to communicate directly with our board of directors. Such parties can contact the board by mail at: David Chavez, Chairman of The Parking REIT Audit Committee, c/o Corporate Secretary, 2965 S. Jones #C1-100, Las Vegas, NV 89146.
The chairman of the Audit Committee will receive all communications made by these means and will distribute such communications to such member or members of our board of directors as he or she deems appropriate, depending on the facts and circumstances outlined in the communication received. For example, if any questions regarding accounting, internal controls and auditing matters are received, they will be forwarded by the chairman of the Audit Committee to the members of the Audit Committee for review.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

As of June 21, 2018, the Company had no employees. Each of our executive officers, including each executive officer who serves as a director, is employed by the Sponsor and also serves as an executive officer of the Advisor. Each of these individuals receives compensation from our Sponsor for his or her services, including services performed for us and for the Advisor. As executive officers of the Advisor, these individuals will manage our day-to-day affairs and carry out the directives of our board of directors in the review and selection of investment opportunities and will oversee and monitor our acquired investments to ensure they are consistent with our investment objectives. The duties that these executive officers will perform on our behalf will also serve to fulfill the corporate governance obligations of these persons as our appointed officers pursuant to our charter and bylaws. As such, these duties will involve the performance of corporate governance activities that require the attention of one of our corporate officers, including signing certifications required under the Sarbanes-Oxley Act of 2002, as amended, for filing with our periodic reports. Although we will reimburse the Advisor for certain expenses incurred in connection with providing these services to us, we do not intend to pay any compensation directly to our executive officers.

Independent Directors

The Company pays each independent director an annual retainer of $30,000 (to be prorated for a partial term), with an additional $5,000 annual retainer (to be prorated for a partial term) paid to the Audit Committee chairperson. Each independent director also will receive $1,000 for each meeting of the board of directors attended in-person or by telephone.

Special Committee members were paid $35,000 for the Chair and $30,000 for the remaining members in connection with the Merger.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director. The following table sets forth information with respect to our independent director compensation during the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)($)	Total ($)

Allen Wolff (2)(3)	$72,000	$--	$--	$--	$--	$600	$72,600
David Chavez (2)	$77,000	$--	$--	$--	$--	$--	$77,000
Erik Hart (2)	$67,000	$--	$--	$--	$--	$--	$67,000
John Dawson	$48,000	$--	$--	$--	$--	$--	$48,000
Robert J. Aalberts	$8,500	$--	$--	$--	$--	$--	$8,500
Nicholas Nilsen	$8,500	$--	$--	$--	$--	$--	$8,500
Shawn Nelson	$8,500	$--	$--	$--	$--	$--	$8,500

Total	$289,500	$--	$--	$--	$--	$600	$290,100
(1)	Amount represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.
(2)	Members of the Special Committee in connection with the Merger. David Chavez was the chair.
(3)	Mr. Wolff resigned as an independent director from the Company's board of directors effective April 29, 2018.

On May 31, 2018 the Board of Directors voted to change their compensation structure.  The Board will receive one-half of its $30,000 fee in cash and the other one-half in common stock.  The initial issuance price for the common stock will be at the then current NAV.  In the event the Company is listed on a national securities exchange, the issuance of common stock will be based on the twenty day trailing closing stock price average.  In addition, the audit chair will be entitled to receive his additional $5,000 either in cash or at his option, half in cash and half in common stock.  Finally, the Board reduced its per meeting fee to $500 per meeting until such time as distributions commence.

Compensation Committee Interlocks and Insider Participation

Other than Michael V. Shustek, no member of our board of directors served as an officer, and no member of our board of directors served as an employee, of the Company or any of its subsidiaries during the year ended December 31, 2017. In addition, during the year ended December 31, 2017, none of our executive officers served as a member of the Compensation Committee (or other committee of our board of directors performing equivalent functions or, in the absence of any such committee, our entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Shown below is certain information As of June 21, 2018, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Exchange Act, of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock.  Unless otherwise noted, the percentage ownership is calculated based on 6,550,200 shares of our common stock outstanding As of June 21, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Vestin Realty Mortgage II, Inc. 2965 S. Jones Blvd. # C1-110 Las Vegas, NV 89148	Sole voting and investment power of 359,546 shares	5.52%

The following table sets forth the total number and percentage of common stock beneficially owned As of June 21, 2018, by:
•	Each director;
•	Our chief executive officer, interim chief financial officer and the officers of our manager who function as the equivalent of our executive officers; and
•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 6,550,200 shares of our total outstanding common stock and 42,672 shares of our total outstanding preferred stock as of June 21, 2018:

		Common Shares Beneficially Owned		Preferred Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent	Number	Percent
Michael V. Shustek	2965 S. Jones Blvd. # C1-100 Las Vegas, NV 89148	13,269	<1%	--	--
Brandon Welch	2965 S. Jones Blvd. # C1-100 Las Vegas, NV 89148	249	<1%	--	--
David Chavez	28 Strada Prinicipale Henderson, NV 89011	--	--	--	--
Erik Hart	4004 Murphy Rd. Memphis, IN 47143	--	--	--	--
John E. Dawson	1321 Imperia Drive Henderson, NV 89052	2,570	<1%	*54	<1%
Robert J. Aalberts	311 Vallarte Dr. Henderson NV 89014	--	--	--	--

(Table Continued)
Nicholas Nilsen	3074 Soft Horizon Way Las Vegas, NV 89135	2,125	<1%	--	--
Shawn Nelson	Hall of Administration 333 W. Santa Ana Blvd. Santa Ana, CA 92701	--	--	--	--
Bill Wells	2021 Redbird Drive Las Vegas, NV 89134	--	--	--	--
All directors and officers		18,213	<1%	54	<1%

*Mr. Dawson received 1,750 warrants with his purchase of 54 shares. The warrants may be exercised after the 90th day following the occurrence of a Listing Event, at an exercise price, per share, equal to 110% of the volume weighted average closing price during the 20 trading days ending on the 90th day after the occurrence of such Listing Event; however, in no event shall the exercise price of the warrants be less than $25 per share.

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

Please refer to Note E – Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report for information regarding our related party transactions, which are incorporated herein by reference.  Please also see "Risk Factors–Risks Related to Conflict of Interests." in Part I, Item 1A "Risk Factors" of this Annual Report.

Certain Conflict Mitigation Measures

In order to reduce or mitigate certain potential conflicts of interests, we have adopted the procedures set forth below.

Advisor Compensation

The independent directors evaluate at least annually whether the compensation that we contract to pay to the Advisor and its affiliates is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by our charter. The independent directors supervise the performance of the Advisor and its affiliates and the compensation we pay to them to determine whether the provisions of the Amended and Restated Advisory Agreement are being carried out. This evaluation is based on the following factors as well as any other factors they deem relevant:

•	the amount of the fees and any other compensation, including stock-based compensation, paid to our Advisor and its affiliates in relation to the size, composition and performance of the assets;
•	the success of our Advisor in generating appropriate investment opportunities;
•	the rates charged to other companies, including other REITs, by advisors performing similar services;
•	additional revenues realized by our Advisor and its affiliates through their relationship with us, including whether we pay them, or they are paid by others with whom we do business;
•	the quality and extent of service and advice furnished by our advisor and its affiliates;
•	the performance of our investment portfolio; and
•	the quality of our portfolio relative to the investments generated by our advisor and its affiliates for their own account and for their other clients.

Term of Advisory Agreement

Each contract for the services of the Advisor may not exceed one year, although there is no limit on the number of times that we may retain a particular advisor. Our charter provides that a majority of the independent directors may terminate the Amended and Restated Advisory Agreement with the Advisor without cause or penalty on 60 days' written notice. The Advisor may terminate the Amended and Restated Advisory Agreement with good reason on 60 days' written notice to us.

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

A majority of our board of directors, including a majority of the independent directors, must determine the method used by the Advisor for the allocation of the acquisition of investments by two or more affiliated programs seeking to acquire similar types of assets is fair and reasonable to us. Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the full board of directors or the Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Amended and Restated Advisory Agreement and the property management agreement;

•	transactions with affiliates, including our directors and officers;

•	awards under our equity incentive plan; and

•	pursuit of a potential liquidity event.

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

Other Transactions Involving Affiliates

A majority of our directors, including a majority of the independent directors not otherwise interested in the transaction, must conclude that all other transactions between us and our Sponsor, the Advisor, any of our directors or any of their affiliates are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. To the extent that we contemplate any transactions with affiliates, members of our board of directors who serve on the board of the affiliated entity will be deemed "interested directors" and will not participate in approving or making other substantive decisions with respect to such related party transactions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES; AUDIT COMMITTEE REPORT

Principal Accounting Fees and Services

For the year ended December 31, 2016 and during the period from January 1, 2017 through August  8, 2017, RBSM LLP ("RBSM"), our independent public accounting firm, billed the Company approximately $69,000 and $179,000, respectively, for their professional services.

For the period of July 1, 2017 through December 31, 2017, RSM US LLP ("RSM"), our former independent public accounting firm, billed the Company approximately $120,000 for their professional services.

For the year ended December 31, 2017, HCVT LLP ("HCVT"), our independent accounting firm, billed the Company approximately $46,000 for their professional services.

	December 31, 2017	December 31, 2016
Audit Fees	$217,000	$61,000
Audit Related Fees	$82,000	$7,500
Tax Fees	$46,000	$--
All Other Fees	$--	$--
Total	$345,000	$68,500

RBSM did not perform any non-audit services for us during the years ended December 31, 2017 and 2016.

RSM did not perform any non-audit services for us during the year ended December 31, 2017.

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees," such as acquisition audit, audit of our financial statements, review of our Form 8-K, review of our registration statement on Form S-11 and Form S-4 filings.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services.

Pre-Approval Policy

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services.  All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee.  The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation.  All services performed by our independent auditors under engagements entered into were approved by our Audit Committee, pursuant to our pre-approval policy, and none was approved pursuant to the de minimis exception to the rules and regulations of the Exchange Act, Section 10A(i)(1)(B), on pre-approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this Report:

(a) 1.  Financial Statements

The list of the financial statements contained herein are contained in Part II, Item 8. Financial Statements on this Annual Report, which is hereby incorporated by reference.

(a) 3.  Exhibits

Reference is made to the Exhibit Index appearing immediately before the signature page to this report for a list of exhibits filed as part of this report.

ITEM 16. Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	June 21, 2018

By:	/s/ Brandon Welch
Brandon Welch
Interim Chief Financial Officer
Date:	June 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	Chief Executive Officer and Director	June 21, 2018
Michael V. Shustek	(Principal Executive Officer)

/s/ Brandon Welch	Interim Chief Financial Officer	June 21, 2018
Brandon Welch	(Interim Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	June 21, 2018
John E. Dawson

/s/ David Chavez	Director	June 21, 2018
David Chavez

/s/ Erik Hart	Director	June 21, 2018
Erik Hart

/s/ Robert J. Aalberts	Director	June 21, 2018
Robert J. Aalberts

/s/ Nicholas Nilsen	Director	June 21, 2018
Nicholas Nilsen

/s/ Shawn Nelson	Director	June 21, 2018
Shawn Nelson

/s/ Bill Wells	Director	June 21, 2018
Bill Wells

EXHIBIT INDEX
2.1 (1)	Agreement and Plan of Merger, dated May 26, 2017, among THE PARKING REIT, Inc., MVP Realty Advisors, LLC, MVP Merger Sub, LLC and MVP REIT, Inc.
3.1(2)	Articles of Amendment and Restatement of THE PARKING REIT, Inc.
3.2 (3)	Articles of Amendment of THE PARKING REIT, Inc.
3.3(4)	Articles Supplementary of THE PARKING REIT, Inc.
3.4 (5)	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.5(6)	Bylaws of THE PARKING REIT, Inc.
4.1(7)	Form of Subscription Agreement
4.2 (8)	Form of Warrant
4.2(9)	Distribution Reinvestment Plan
4.3(10)	Amended and Restated Escrow Agreement, dated October 5, 2015, between THE PARKING REIT, Inc. and UMB Bank, N.A.
4.4(11)	Second Amended and Restated Escrow Agreement, dated November 30, 2015, by and among THE PARKING REIT, Inc., MVP American Securities, LLC, and UMB Bank, N.A.
10.1(1)	Second Amended and Restated Advisory Agreement, dated May 26, 2017, among THE PARKING REIT, Inc., MVP REIT II Operating Partnership, LP and MVP Realty Advisors, LLC.
10.2(1)	Termination and Fee Agreement, dated May 26, 2017, among MVP REIT, Inc., THE PARKING REIT, Inc., MVP REIT II Operating Partnership, LP and MVP Realty Advisors, LLC.
10.3(10)	Amended and Restated Selling Agreement, dated October 5, 2015, between THE PARKING REIT, Inc. and MVP American Securities, LLC
10.4(2)	Agreement of Limited Partnership of MVP REIT II Operating Partnership, LP
10.5(2)	THE PARKING REIT, Inc. Long-Term Incentive Plan
10.6(2)	THE PARKING REIT, Inc. Independent Directors Compensation Plan
10.7(2)	Form of Indemnification Agreement
10.8(12)	Operating Agreement of MVP Minneapolis Orpheum Lots, LLC
10.9(12)	Membership Interest Purchase Agreement, dated as of December 4, 2015, by and between MVP Minneapolis Orpheum Lots, LLC and Minneapolis Parking Venture LLC
10.10(12)	First Amendment to Membership Interest Purchase Agreement, dated as of December 29, 2015, by and between MVP Minneapolis Orpheum Lots, LLC and Minneapolis Parking Venture LLC
10.11(12)	Operating Agreement of MVP Denver 1935 Sherman, LLC
10.12(12)	Agreement of Purchase and Sale, dated as of November 19, 2015, by and among MVP Denver 1935 Sherman, LLC, Robert A. Bruhn, Jr., Kristina Cleary, Lisa L. Westwood, and Annah E. Palm
10.13(12)	First Amendment of Agreement of Purchase and Sale, dated as of January 20, 2016, by and among MVP Denver 1935 Sherman, LLC, Robert A. Bruhn, Jr., Kristina Cleary, Lisa L. Westwood, and Annah E. Palm
10.14(12)	Second Amendment of Agreement of Purchase and Sale, dated as of February 1, 2016, by and among MVP Denver 1935 Sherman, LLC, Robert A. Bruhn, Jr., Kristina Cleary, Lisa L. Westwood, and Annah E. Palm
10.15(12)	Operating Agreement of MVP Bridgeport Fairfield Garage, LLC
10.16(12)	Purchase and Sale Agreement, dated as of February 19, 2016, by and between Fairfield Avenue Parking Corporation and MVP Bridgeport Fairfield Garage, LLC
10.17(12)	First Amendment to Purchase and Sale Agreement, dated as of March 18, 2016, by and between Fairfield Avenue Parking Corporation and MVP Bridgeport Fairfield Garage, LLC
10.18(13)	Credit Agreement dated as of December 29, 2017 among MVP REIT II Operating Partnership, L.P., the lenders party thereto and KeyBank National Association
10.19(14)
On May 31, 2018 the board of directors of the Company approved the non-renewal of Mr. Bentzen's employment agreement. Mr. Bentzen and the Company agreed that June 1, 2018 was Mr. Bentzen's last day as Chief Financial Officer of the Company.

10.20(*)	First Amendment to Credit Agreement dated as of December 29, 2017 among MVP REIT II Operating Partnership, L.P., the lenders party thereto and KeyBank National Association
10.21(*)	Second Amendment to Credit Agreement dated as of December 29, 2017 among MVP REIT II Operating Partnership, L.P., the lenders party thereto and KeyBank National Association
10. 22(15)	Form of Warrant to Purchase Common Stock
10.23(16)	Form of Subscription Agreement For Shares of Series A Convertible Redeemable Preferred Stock
10.24(16)	Lead Placement Agent Agreement, dated as of November 1, 2016, by and between MVP American Securities, LLC and THE PARKING REIT, Inc.
10.25(16)	Form of MVP American Securities, LLC Selling Agent Agreement for the Private Place of Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
10.26(17)	Purchase and Sale Agreement, dated as of October 31, 2016, by and between Center Parking Associates Limited Partnership and MVP Detroit Center Garage, LLC
10.27(18)	Loan Agreement, dated as of January 10, 2017, by and between MVP Detroit Center Garage, LLC and Bank of America, N.A.
21.1(*)	Subsidiaries of the Registrant.
23.1(*)	Consent of Independent Registered Public Accounting Firm
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

*	Filed concurrently herewith.
(1)	Filed previously on Form 8-K on May 31, 2017 and incorporated herein by reference.
(2)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015 and incorporated herein by reference.
(3)	Filed previously on Form 8-K on December 18, 2017 and incorporated herein by reference.
(4)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(5)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(6)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015 and incorporated herein by reference.
(7)	Filed previously as Exhibit A to Supplement No. 1 to the Registrant's prospectus filed December 3, 2015 and incorporated herein by reference.
(8)	Filed previously on Form 8-K on May 15, 2017 and incorporated herein by reference.
(9)	Filed previously as Appendix D to the Registrant's prospectus filed October 23, 2015 and incorporated herein by reference.
(10)	Filed previously with Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 on October 6, 2015 and incorporated herein by reference.
(11)	Filed previously on Form 8-K on December 3, 2015 and incorporated herein by reference.
(12)	Filed previously with Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 on April 6, 2016 and incorporated herein by reference.
(13)	Filed previously on Form 8-K on January 5, 2018 and incorporated herein by reference.
(14)	Filed previously on Form 8-K on June 5, 2018 and incorporated herein by reference.
(15)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(16)	Filed previously on Form 8-K on November 2, 2016 and incorporated herein by reference.
(17)	Filed previously on Form 8-K on December 8, 2016 and incorporated herein by reference.
(18)	Filed previously on Form 8-K on January 1, 2017 and incorporated herein by reference.