Form 10-K/A
Parking REIT, Inc.
filed 2018-07-03
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A ("Amendment No. 1") is being filed by The Parking REIT, Inc. (the "Company") solely for the purpose of correcting a typographical error relating to the computation of modified funds from operations in the section titled "Funds from Operations and Modified Funds from Operations" contained in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on June 22, 2018 (the "Original 10-K").

For ease of reference, this Amendment No. 1 restates the Original 10-K in its entirety, making only the amendment described above. Except as described above, this Amendment No. 1 does not otherwise amend, update or change any other information or disclosure contained in the Original 10-K or change any previously reported financial results. This Amendment No. 1 speaks only as of the date of the Original 10-K and does not reflect any events that may have occurred subsequent to the date of the Original 10-K.

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

The Company's calculation of FFO and MFFO attributable to shareholders is presented in the following table for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017 As Restated	2016
Net loss attributable to The Parking REIT, Inc. common shareholders	$(11,411,000)	$(4,268,000)
Add (Subtract):
Gain on Sale of real estate	(1,200,000)	--
Depreciation and Amortization of real estate assets	2,036,000	195,000
FFO	$(10,575,000)	$(4,073,000)
Add:
Acquisition fees and expenses to non-affiliates	2,695,000	2,472,000
Acquisition fees and expenses to affiliates	1,957,000	1,229,000
Acquisition / Merger costs	6,216,000	--
MFFO attributable to The Parking REIT, Inc. shareholders	$293,000	$(372,000)
Distributions paid to Common Shareholders	$2,296,000	$732,000

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

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	July 2, 2018

By:	/s/ Brandon Welch
Brandon Welch
Interim Chief Financial Officer
Date:	July 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	Chief Executive Officer and Director	July 2, 2018
Michael V. Shustek	(Principal Executive Officer)

/s/ Brandon Welch	Interim Chief Financial Officer	July 2, 2018
Brandon Welch	(Interim Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	July 2, 2018
John E. Dawson

/s/ David Chavez	Director	July 2, 2018
David Chavez

/s/ Erik Hart	Director	July 2, 2018
Erik Hart

/s/ Robert J. Aalberts	Director	July 2, 2018
Robert J. Aalberts

/s/ Nicholas Nilsen	Director	July 2, 2018
Nicholas Nilsen

/s/ Shawn Nelson	Director	July 2, 2018
Shawn Nelson

/s/ Bill Wells	Director	July 2, 2018
Bill Wells

EXHIBIT INDEX
2.1 (1)	Agreement and Plan of Merger, dated May 26, 2017, among THE PARKING REIT, Inc., MVP Realty Advisors, LLC, MVP Merger Sub, LLC and MVP REIT, Inc.
3.1(2)	Articles of Amendment and Restatement of THE PARKING REIT, Inc.
3.2 (3)	Articles of Amendment of THE PARKING REIT, Inc.
3.3(4)	Articles Supplementary of THE PARKING REIT, Inc.
3.4 (5)	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.5(6)	Bylaws of THE PARKING REIT, Inc.
4.1(7)	Form of Subscription Agreement
4.2 (8)	Form of Warrant
4.2(9)	Distribution Reinvestment Plan
4.3(10)	Amended and Restated Escrow Agreement, dated October 5, 2015, between THE PARKING REIT, Inc. and UMB Bank, N.A.
4.4(11)	Second Amended and Restated Escrow Agreement, dated November 30, 2015, by and among THE PARKING REIT, Inc., MVP American Securities, LLC, and UMB Bank, N.A.
10.1(1)	Second Amended and Restated Advisory Agreement, dated May 26, 2017, among THE PARKING REIT, Inc., MVP REIT II Operating Partnership, LP and MVP Realty Advisors, LLC.
10.2(1)	Termination and Fee Agreement, dated May 26, 2017, among MVP REIT, Inc., THE PARKING REIT, Inc., MVP REIT II Operating Partnership, LP and MVP Realty Advisors, LLC.
10.3(10)	Amended and Restated Selling Agreement, dated October 5, 2015, between THE PARKING REIT, Inc. and MVP American Securities, LLC
10.4(2)	Agreement of Limited Partnership of MVP REIT II Operating Partnership, LP
10.5(2)	THE PARKING REIT, Inc. Long-Term Incentive Plan
10.6(2)	THE PARKING REIT, Inc. Independent Directors Compensation Plan
10.7(2)	Form of Indemnification Agreement
10.8(12)	Operating Agreement of MVP Minneapolis Orpheum Lots, LLC
10.9(12)	Membership Interest Purchase Agreement, dated as of December 4, 2015, by and between MVP Minneapolis Orpheum Lots, LLC and Minneapolis Parking Venture LLC
10.10(12)	First Amendment to Membership Interest Purchase Agreement, dated as of December 29, 2015, by and between MVP Minneapolis Orpheum Lots, LLC and Minneapolis Parking Venture LLC
10.11(12)	Operating Agreement of MVP Denver 1935 Sherman, LLC
10.12(12)	Agreement of Purchase and Sale, dated as of November 19, 2015, by and among MVP Denver 1935 Sherman, LLC, Robert A. Bruhn, Jr., Kristina Cleary, Lisa L. Westwood, and Annah E. Palm
10.13(12)	First Amendment of Agreement of Purchase and Sale, dated as of January 20, 2016, by and among MVP Denver 1935 Sherman, LLC, Robert A. Bruhn, Jr., Kristina Cleary, Lisa L. Westwood, and Annah E. Palm
10.14(12)	Second Amendment of Agreement of Purchase and Sale, dated as of February 1, 2016, by and among MVP Denver 1935 Sherman, LLC, Robert A. Bruhn, Jr., Kristina Cleary, Lisa L. Westwood, and Annah E. Palm
10.15(12)	Operating Agreement of MVP Bridgeport Fairfield Garage, LLC
10.16(12)	Purchase and Sale Agreement, dated as of February 19, 2016, by and between Fairfield Avenue Parking Corporation and MVP Bridgeport Fairfield Garage, LLC
10.17(12)	First Amendment to Purchase and Sale Agreement, dated as of March 18, 2016, by and between Fairfield Avenue Parking Corporation and MVP Bridgeport Fairfield Garage, LLC
10.18(13)	Credit Agreement dated as of December 29, 2017 among MVP REIT II Operating Partnership, L.P., the lenders party thereto and KeyBank National Association
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