Form 10-Q
period 2018-07-12
Parking REIT, Inc.
filed 2018-07-13
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [   ] No [ X ]

As of July 13, 2018, the registrant had 6,550,200 shares of common stock outstanding.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Investments in real estate and fixed assets
Land and improvements	$139,284,000	$131,169,000
Buildings and improvements	153,521,000	153,456,000
Construction in progress	2,004,000	750,000
Intangible Assets	2,427,000	2,427,000
Software	63,000	--
	297,299,000	287,802,000
Accumulated depreciation	(3,426,000)	(2,231,000)
Total investments in real estate, net	293,873,000	285,571,000

Assets held for sale	6,543,000	6,543,000
Cash	4,938,000	8,501,000
Cash – restricted	6,841,000	8,229,000
Prepaid expenses	706,000	184,000
Accounts receivable	551,000	409,000
Investment in DST	2,821,000	2,821,000
Deposits	3,435,000	--
Other assets	34,000	685,000
Total assets	$319,742,000	$312,943,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $1.8 million and $1.9 million as of March 31, 2018 and December 31, 2017, respectively	$123,373,000	$123,770,000
Lines of credit, net of unamortized loan issuance costs of approximately $0.7 million and $0.5 million as of March 31, 2018 and December 31, 2017, respectively	23,065,000	22,302,000
Accounts payable and accrued liabilities	5,830,000	3,913,000
Security Deposit	161,000	202,000
Due to related parties	233,000	385,000
Deferred revenue	138,000	195,000
Total liabilities	152,800,000	150,767,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders' Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000) as of March 31, 2018 and as of December 31, 2017.	--	--
Preferred stock Series 1; $0.0001 par value, 97,000 shares authorized, 39,811 and 29,789 shares issued and outstanding (stated liquidation value of $ 39,811,000 and $29,789,000) as of March 31, 2018 and December 31, 2017, respectively.	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 6,568,378 and 6,532,009 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	--	--
Additional paid-in capital	186,214,000	177,598,000
Accumulated deficit	(22,012,000)	(18,173,000)
Total The Parking REIT, Inc. Shareholders' Equity	164,202,000	159,425,000
Non-controlling interest	2,740,000	2,751,000
Total equity	166,942,000	162,176,000
Total liabilities and equity	$319,742,000	$312,943,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2018	2017
Revenues
Base rent income	$4,716,000	$2,024,000
Percentage rent income	375,000	--
Total revenues	5,091,000	2,024,000

Operating expenses
Property taxes	636,000	92,000
Property operating expense	308,000	275,000
Asset management expense – related party	832,000	237,000
General and administrative	3,028,000	328,000
Merger costs	--	125,000
Acquisition expenses	217,000	1,766,000
Acquisition expenses – related party	--	1,118,000
Depreciation	1,194,000	425,000
Total operating expenses	6,215,000	4,366,000

Loss from operations	(1,124,000)	(2,342,000)

Other income (expense)
Interest expense	(1,948,000)	(796,000)
Distribution income – related party	--	52,000
Income from DST	52,000	--
Income from investment in equity method investee	--	14,000
Total other expense	(1,896,000)	(730,000)

Net loss	(3,020,000)	(3,072,000)
Net income attributable to non-controlling interest	2,000	28,000
Net loss attributable to The Parking REIT, Inc.'s stockholders	$(3,022,000)	$(3,100,000)

Preferred stock distributions declared - Series A	(43,000)	(19,000)
Preferred stock distributions declared - Series 1	(523,000)	--
Net loss attributable to The Parking REIT, Inc.'s common stockholders	(3,588,000)	(3,119,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to The Parking REIT, Inc.'s common stockholders - basic and diluted	$(0.55)	$(1.29)
Distributions declared per common share	$0.12	$0.19
Weighted average common shares outstanding, basic and diluted	6,550,728	2,425,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For The Three Months Ended March 31, 2018
(UNAUDITED)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2017	32,651		$6,532,009	$--	$177,598,000	$(18,173,000)	$2,751,000	$162,176,000

Distributions to non-controlling interest	--	--	--	--	--	--	(13,000)	(13,000)
Issuance of common stock – DRIP	--	--	11,326	--	283,000	--	--	283,000
Issuance of preferred Series 1	10,022	--	--	--	9,090,000	--	--	9,090,000
Redeemed Shares			(7,636)		(191,000)		--	(191,000)
Distributions - Common	--	--	--	--	(817,000)	--		(817,000)
Distributions – Series A	--	--	--	--	(43,000)	--	--	(43,000)
Distributions – Series 1	--	--	--	--	(523,000)	--	--	(523,000)
Stock dividend	--	--	32,679	--	817,000	(817,000)	--	--
Net income (loss)	--	--	--	--	--	(3,022,000)	2,000	(3,020,000)
Balance, March 31, 2018	42,673		$6,568,378	$--	$186,214,000	$(22,012,000)	$2,740,000	$166,942,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net Loss	$(3,020,000)	$(3,072,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,194,000	425,000
Income from investment in equity method investee	--	(14,000)
Distribution from MVP REIT	--	(52,000)
Distribution from DST	(52,000)	--
Amortization of loan costs	81,000	96,000
Changes in operating assets and liabilities
Due to/from related parties	(152,000)	354,000
Accounts payable	1,917,000	278,000
Loan Fees	(197,000)	(183,000)
Security deposits	(98,000)	44,000
Other assets	(24,000)	--
Assets held for sale	--	(4,000)
Deferred revenue	--	37,000
Accounts receivable	(142,000)	(143,000)
Prepaid expenses	(522,000)	(413,000)
Net cash used in operating activities	(1,015,000)	(2,647,000)
Cash flows from investing activities:
Purchase of investment in real estate	(8,105,000)	(56,700,000)
Building improvements	(1,329,000)	(14,000)
Fixed asset purchase	(63,000)	--
Proceeds from Investments	52,000	--
Payments made for future acquisitions	(2,760,000)	(227,000)
Proceeds from non-controlling interest	--	5,075,000
Net cash used in investing activities	(12,205,000)	(51,866,000)
Cash flows from financing activities
Proceeds from note payable	--	36,415,000
Payments on note payable	(477,000)	(173,000)
Proceeds from line of credit	4,400,000	11,968,000
Payments made on line of credit	(3,440,000)	(284,000)
Distribution to non-controlling interest	(13,000)	(50,000)
Distribution from investment in cost method investee	--	13,000
Distribution from investment in equity method investee	--	14,000
Proceeds from issuance of common stock	--	5,035,000
Proceeds from issuance of preferred stock	9,090,000	2,556,000
Redeemed shares	(191,000)	--
Dividends paid to stockholders	(1,100,000)	(166,000)
Net cash provided by financing activities	8,269,000	55,328,000
Net change in cash and cash equivalents and restricted cash	(4,951,000)	815,000
Cash cash and cash equivalents and restricted cash, beginning of period	16,730,000	4,985,000
Cash cash and cash equivalents and restricted cash, end of period	$11,779,000	$5,800,000

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$8,501,000	$4,885,000
Restricted cash at beginning of period	8,229,000	100,000
Restricted cash included in discontinued operations at beginning of period	--	--
Cash and cash equivalents and restricted cash at beginning of period	$16,730,000	$4,985,000

Cash and cash equivalents at end of period	$4,938,000	$4,675,000
Restricted cash at end of period	6,841,000	1,125,000
Restricted cash included in discontinued operations at end of period	--	--
Cash and cash equivalents and restricted cash at end of period	$11,779,000	$5,800,000

Supplemental disclosures of cash flow information:
Interest Paid	$(1,867,000)	$(700,000)
Non-cash investing and financing activities:
Distributions - DRIP	$283,000	$285,000
Dividend shares	$817,000	$446,000
Dividends declared not yet paid	$200,000	$156,000
Deposits applied to purchase of investment in real estate	$150,000	$4,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE PARKING REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)

Note A — Organization and Business Operations

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the "Company"), is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes upon the filing of the federal tax return for the year ended December 31, 2017. The Company believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2017; however, if the Company is unable to satisfy the requirements for REIT qualification for the year ended December 31, 2017, the Company will continue to operate as a C corporation for U.S. federal income tax purposes. As of December 31, 2016, the Company ceased all selling efforts for the initial public offering (the "Common Stock Offering") of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 (No. 333-205893) filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. As of March 31, 2018, the Company had raised approximately $61.3 million in the Common Stock Offering before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $1.8 million. The Company has also registered $50 million in shares of common stock for issuance pursuant to a distribution reinvestment plan (the "DRIP"), under which common stockholders may elect to have their distributions reinvested in additional shares of common stock at the current price of $25.00 per share.

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

As part of the Company's initial capitalization, 8,000 shares of common stock were sold for $200,000 to MVP Capital Partners II, LLC (the "Sponsor"), the Company's sponsor. The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc. ("VRM II"), and 40% by Vestin Realty Mortgage I, Inc. ("VRM I"). Both VRM II and VRM I are Maryland corporations which trade on the OTC pink sheets and were managed by Vestin Mortgage, LLC, a Nevada limited liability company wholly owned by Michael Shustek ("Vestin Mortgage"), prior to being internalized in January 2018.

The Company's advisor is MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the "Advisor"), a Nevada limited liability company, which is owned 60% by VRM II and 40% by VRM I.  The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to a second amended and restated advisory agreement between the Company and the Advisor (the "Amended and Restated Advisory Agreement"), which became effective upon consummation of the Merger (as such term is defined below). As of July 13, 2018, the Company had no paid employees.

As previously disclosed, the Company's board of directors unanimously authorized a suspension of cash distributions and stock dividends to holders of common stock, effective as of March 22, 2018.  The Company is focused on preserving capital in order to maintain sufficient liquidity to continue to operate the business and maintain compliance with debt covenants, including minimum liquidity covenants and to seek to enhance value for stockholders through potential future acquisitions. The Company expects that cash retained by the suspension of cash distributions will allow the Company to continue to pursue investment opportunities while also preparing for a possible liquidity event in the future. The Conpany's board will continue to evaluate the Company's performance and expects to assess the Company's distribution policy quarterly.  There can be no assurance that the Company will resume payment of distributions to common stockholders at any time in the future, that any acquisitions will be completed on an attractive basis, or at all, or that any liquidity event will occur or when such event may occur.

From inception through March 31, 2018 , the Company has paid approximately $3.8 million in distributions, including issuing 83,437 shares of its common stock as DRIP shares, issuing 153,827 shares of its common stock as dividend in distributions to the Company's common stockholders, all of which have been paid from offering proceeds and constituted a return of capital. If the Company resumes the payment of distributions, the Company may continue to pay distributions from sources other than cash flow from operations, including proceeds from the Common Stock Offering and other stock sales, the sale of assets or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

On May 26, 2017, the Company, MVP REIT, Inc., a Maryland corporation ("MVP I"), MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Merger Sub"), and the Advisor entered into an agreement and plan of merger (the "Merger Agreement"), pursuant to which MVP I would merge with and into Merger Sub (the "Merger").

On December 15, 2017, the Merger was consummated. Following the Merger, the Company contributed 100% of its equity interests in Merger Sub to the Operating Partnership. The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership and is advised by the Advisor.

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

Capitalization

As of March 31, 2018, the Company had 6,568,378 shares of common stock issued and outstanding. As of December 31, 2016, the Company ceased all selling efforts for the Common Stock Offering of its common stock. The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to the Sponsor for $200,000.

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

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the "Series 1"). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company's common stock to accredited investors.  As of March 31, 2018, the Company had raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding. On January 31, 2018, the Company closed the Series 1 preferred offering.

As previously disclosed in its annual report, to comply with the Company's amended credit agreement, the Company will redeem all of the outstanding shares of the Series A preferred stock and Series 1 preferred stock and pay the entire redemption price in the form of shares of the Company common stock, within 30 days after the completion of the listing of the Company's common stock on a national securities exchange. As further described in the section entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Capital Resources," the Company intends to file a listing application by July 31, 2018 and complete the listing by September 30, 2018, although no assurances can be given that a listing will be completed within such timeframe or at all.

If the Company resumes the payment of distributions, stockholders may elect to reinvest distributions received from the Company in common shares by participating in the Company's DRIP. Stockholders may enroll in the DRIP by completing the distribution change form. Stockholders may also withdraw at any time, without penalty, by delivering written notice to the Company. Initially participants will acquire DRIP shares at a fixed price of $25.00 per share until (i) all such shares registered in the Common Stock Offering are issued, (ii) the Common Stock Offering terminates and the Company elects to deregister any unsold shares under the DRIP, or (iii) the Company's board decides to change the purchase price for DRIP shares or terminate the DRIP for any reason. Commencing on May 29, 2018 (the "Valuation Date"), which was 150 days following the second anniversary of the date on which  the minimum offering requirement in the Common Stock Offering was satisfied, the purchase price for the DRIP shares will be equal to the Company's net asset value ("NAV") per common share if the DRIP is ongoing.  The Company announced an NAV of $24.61 per common share effective as of May 29, 2018. The Company will update the NAV per share at least annually following the Valuation Date, provided the Company is not listed, and further adjust the per share price in the Company's DRIP accordingly. The Company has registered $50,000,000 in shares for issuance under the DRIP.

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

On May 29, 2018 the Company's Board of Directors suspended its SRP, other than for repurchases in connection with a shareholder's death. In accordance with the SRP, the suspension of the SRP became effective on June 28, 2018, which is 30 days after the filing date of the Form 8-K providing notice of the suspension.  The Company plans to utilize the cash savings to further its business operations.

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

For the three months ended March 31, 2018, 7,636 shares had been redeemed.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The condensed consolidated balance sheet as of December 31, 2017 contained herein has been derived from the audited financial statements as of December 31, 2017, but does not include all disclosures required by GAAP.

Consolidation

The Company's consolidated financial statements include its accounts, the accounts of the Company's assets that were sold during 2017, the accounts of its subsidiaries, Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation.

MVP PF Ft. Lauderdale 2013, LLC	MVP Milwaukee Arena Lot, LLC
MVP PF Kansas City 2013, LLC	MVP Clarksburg Lot, LLC
MVP PF Memphis Poplar 2013, LLC	MVP Denver Sherman 1935, LLC
MVP PF Memphis Court 2013, LLC	MVP Bridgeport Fairfield Garage, LLC
MVP PF St. Louis 2013, LLC	West 9th Street Properties II, LLC
Mabley Place Garage, LLC	MVP San Jose 88 Garage, LLC
MVP Denver Sherman, LLC	MCI 1372 Street, LLC
MVP Fort Worth Taylor, LLC	MVP Cincinnati Race Street, LLC
MVP Milwaukee Old World, LLC	MVP St. Louis Washington, LLC
MVP St. Louis Convention Plaza, LLC	MVP St. Paul Holiday Garage, LLC
MVP Houston Saks Garage, LLC	MVP Louisville Station Broadway, LLC
MVP St. Louis Lucas, LLC	White Front Garage Partners, LLC
MVP Milwaukee Wells, LLC	Cleveland Lincoln Garage, LLC
MVP Wildwood NJ Lot, LLC	MVP Houston Preston, LLC
MVP Indianapolis City Park, LLC	MVP Houston San Jacinto Lot, LLC
MVP KC Cherry Lot, LLC	MVP Detroit Center Garage, LLC
MVP Indianapolis WA Street Lot, LLC	St Louis Broadway, LLC
Minneapolis City Parking, LLC	St Louis Seventh & Cerre, LLC
MVP Minneapolis Venture, LLC	MVP Preferred Parking, LLC
MVP Indianapolis Meridian Lot, LLC	MVP Raider Park Garage, LLC
MVP Milwaukee Clybourn, LLC	MVP New Orleans Rampart, LLC

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

Concentration

The Company had fifteen parking tenants as of March 31, 2018 and nine parking tenants as of March 31, 2017. One tenant, SP Plus Corporation (Nasdaq: SP) ("SP+"), represented 55.8% and 47.4% of the Company's base parking rental revenue for the three months ended March 31, 2018 and 2017, respectively.

SP+ is one of the largest providers of parking management in the United States.  As of March 31, 2018, SP+ managed approximately 3,600 locations in North America.

Below is a table that summarizes parking rent by tenant:

	For The Three Months Ended March 31,
Parking Tenant	2018	2017
SP +	55.8%	47.4%
iPark Services	13.6%	4.3%
ABM**	6.1%	6.0%
ISOM Mgmt	4.3%	--
Premier Parking	3.8%	8.5%
Interstate Parking	2.9%	6.5%
Denison	2.5%	--
Lanier**	2.4%	1.8%
St. Louis Parking	2.2%	3.3%
342 N. Rampart	2.0%	--
PCAM, LLC	1.5%	--
BEST PARK	1.5%	--
Riverside Parking	1.1%	2.4%
Denver School	0.2%	--
Secure	0.1%	--
Miller Parking*	--	19.8%

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

In addition, the Company had concentrations in various cities based on parking rental revenue for the three months ended March 31, 2018 and 2017, as well as concentrations in various cities based on the real estate the Company owned as of March 31, 2018 and 2017. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For The Three Months Ended March 31,
	2018	2017
Detroit	18.5%	48.9%
Houston	13.6%	4.3%
Fort Worth	8.3%	--
Cincinnati	7.8%	4.0%
Indianapolis	6.6%	--
St. Louis	6.6%	5.3%
Cleveland	5.5%	12.3%
Lubbock	4.3%	--
Minneapolis	4.3%	--
Nashville	3.8%	8.5%
Milwaukee	3.6%	--
St Paul	2.9%	6.5%
San Jose	2.4%	7.2%
Bridgeport	2.1%	--
New Orleans	2.0%	--
Canton	1.8%	0.6%
Memphis	1.6%	--
Louisville	1.1%	2.4%
Kansas City	0.9%	--
Denver	0.8%	--
Ft. Lauderdale	0.8%	--
Wildwood	0.4%	--
Clarksburg	0.3%	--

Real Estate Investment Concentration by City
	As of March 31,
	2018	2017
Detroit	18.2%	21.2%
Houston	12.4%	6.3%
Fort Worth	9.1%	10.6%
Cincinnati	8.9%	9.9%
St Louis	6.8%	7.9%
Indianapolis	6.0%	7.0%
Cleveland	5.7%	6.2%
Minneapolis	5.4%	6.3%
Milwaukee	3.9%	4.6%
Nashville	3.8%	4.4%
Lubbock	3.6%	0.0%
St Paul	2.8%	3.1%
Bridgeport	2.7%	3.2%
New Orleans	2.7%	0.0%
Memphis	1.6%	1.9%
San Jose	1.3%	1.4%
Fort Lauderdale	1.1%	1.3%
Denver	1.1%	1.2%
Louisville	1.0%	1.2%
Kansas City	0.9%	1.1%
Wildwood	0.6%	0.6%
Clarksburg	0.2%	0.3%
Canton	0.2%	0.3%

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

Cash

The Company maintains the majority of its cash at KeyBank. The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category of $250,000. As of March 31, 2018 and as of December 31, 2017, the Company had $0.8 million and $5.6 million, respectively, in excess of the federally-insured limits. As of March 31, 2018, the Company has not experienced any losses on cash deposits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred. During the three months ended March 31, 2018 and 2017, the Company had no advertising costs.

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

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three months ended March 31, 2018 and 2017.

There is a potential for dilution from the Company's Series A Convertible Redeemable Preferred Stock which may be converted into the Company's common stock at any time beginning upon the earlier of (i) 90 days after the occurrence of a listing event or (ii) the second anniversary of the final closing of the offering (whether or not a listing event has occurred).  As of March 31, 2018, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding.

There is a potential for dilution from the Company's Series 1 Convertible Redeemable Preferred Stock which may be converted into the Company's common stock at any time beginning upon the earlier of (i) 45 days after the occurrence of a listing event or (ii) April 7, 2019 (whether or not a listing event has occurred). As of March 31, 2018, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding.

Each share of Series A preferred stock and Series 1 preferred stock will convert into the number of shares of the Company's common stock determined by dividing (i) the stated value per Series A share or Series 1 share of $1,000 (as may be adjusted pursuant to the applicable articles supplementary) plus any accrued but unpaid dividends to, but not including, the conversion date by (ii) the conversion price. The conversion price is equal to 100% or, if the conversion notice is received before December 1, 2017 (for Series 1 shares) or on or prior to the day immediately preceding the first anniversary of the issuance of such share (for Series A shares), 110% of the volume weighted average price per share of the Company's common stock for the 20 trading days prior to the delivery date of the conversion notice; provided that if the Company's common stock is not then traded on a national securities exchange, the conversion price will be equal to the net asset value per share of the Company's common stock. The Company will have the right (but not the obligation) to redeem any Series A or Series 1 shares that are subject to a conversion notice on the terms set forth in the applicable articles supplementary.

There is also potential for dilution from the Company's redemption of all of the outstanding shares of the Series A preferred stock and Series 1 preferred stock and payment of the entire redemption price in the form of shares of the Company's common stock, within 30 days after the completion of the listing of the Company's common stock on a national securities exchange, as further described in "Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Capital Resources."

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

Prior to the time that the Company's shares are listed on a national securities exchange, the repurchase price per share will depend on the length of time investors have held such shares as follows: no repurchases for the first two years unless shares are being repurchased in connection with a stockholder's death or disability (as defined in the Code).  Repurchase requests made in connection with the death or disability of a stockholder will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company has established an estimated NAV per share, 100% of such amount as determined by the Company's board of directors, subject to any special distributions previously made to the Company's stockholders. With respect to all other repurchases, prior to the date that the Company establishes an estimated value per share of common stock, the purchase price will be 95.0% of the purchase price paid for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, and 97.0% of the purchase price paid if redeemed after the third anniversary.  After the Company establishes an estimated NAV per share of common stock, the purchase price will be 95.0% of the NAV per share for the shares, if redeemed at any time between the second and third anniversaries of the purchase date, 97.0% of the NAV per share if redeemed at any time between the third and fifth anniversaries, and 100.0% of the NAV per share if redeemed after the fifth anniversary. In the event that the Company does not have sufficient funds available to repurchase all of the shares for which repurchase requests have been submitted in any quarter, the Company will repurchase the shares on a pro rata basis on the repurchase date. The SRP will be terminated if the Company's shares become listed for trading on a national securities exchange or if the Company's board of directors determines that it is in the Company's best interest to terminate the SRP. As further described in the section entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Capital Resources," the Company intends to file a listing application by July 31, 2018 and complete the listing by September 30, 2018, although no assurances can be given that a listing will be completed within such timeframe or at all.

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

The board of directors may, in its sole discretion, terminate, suspend or further amend the share repurchase program upon 30 days' written notice without stockholder approval if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the stockholders.  Among other things, the Company may amend the plan to repurchase shares at prices different from those described above for the purpose of ensuring the Company's dividends are not "preferential" for incomes tax purposes.  Any notice of a termination, suspension or amendment of the share repurchase program will be made via a report on Form 8-K filed with the SEC at least 30 days prior to the effective date of such termination, suspension or amendment.  The board of directors may also limit the amounts available for repurchase at any time in its sole discretion.  .  For the three months ended March 31, 2018, 7,636 shares had been redeemed. Subsequent to March 31, 2018, 18,179 shares were redeemed. Notwithstanding the foregoing, the share repurchase program will terminate if the shares of common stock are listed on a national securities exchange. As further described in the section entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Capital Resources," the Company intends to file a listing application by July 31, 2018 and complete the listing by September 30, 2018, although no assurances can be given that a listing will be completed within such timeframe or at all.

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

On May 29, 2018, the Company filed a Current Report on Form 8-K stating that the Company's board of directors suspended its SRP, other than for repurchases in connection with a shareholder's death. In accordance with the SRP, the suspension of the SRP took effect on June 28, 2018 which is 30 days after the date of the Form 8-K providing notice of the suspension.  The Company plans to utilize the cash savings to further its business operations. The Company's Board of Directors may in the future reinstate the SRP, although there is no assurance as to if or when this will happen.

Distribution Reinvestment Plan

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Common Stock Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. The Company has issued a total of 83,437 shares of common stock under the DRIP as of March 31, 2018. The Company suspended payment of distributions on March 22, 2018 and as such there are currently no distributions to invest in the DRIP.

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

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters.  During the Company's due diligence of a property, purchased on December 15, 2017 and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site's historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company's use of the property as a parking lot. As of March 31, 2018, management does not anticipate a material adverse effect related to this environmental matter. As of March 31, 2018, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate and Fixed Assets

As of March 31, 2018, the Company had the following Investments in Real Estate that were consolidated on the Company's balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant

MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2.0	N/A	$5,823,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,049,000	SP +
MVP San Jose 88 Garage	San Jose, CA	6/15/2016	Garage	328	1.33	N/A	$3,825,000	Lanier
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$5,558,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$3,000,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	Premier Parking
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$7,406,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	iPark Services
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	iPark Services

(Table continued)
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,307,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking	Houston, TX	8/1/2017	Garage	500	0.75	784	$20,500,000	iPark Services
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,030,000	ISOM Management
MVP PF Ft. Lauderdale	Ft. Lauderdale, FL	12/15/2017	Lot	66	0.75	4,017	$3,423,000	SP +
MVP PF Kansas City	Kansas City, MO	12/15/2017	Lot	164	1.18	N/A	$1,812,000	SP +
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	125	0.86	N/A	$3,735,000	Best Park
MVP PF Memphis Court	Memphis, TN	12/15/2017	Lot	37	0.41	N/A	$1,208,000	SP +
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	179	1.22	N/A	$5,145,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,182,000	SP +
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,662,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,043,000	SP +
MVP St. Louis Convention Plaza	St. Louis, MO	12/15/2017	Lot	221	1.26	N/A	$3,091,000	SP +
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,391,000	iPark Services
MVP St. Louis Lucas	St. Louis, MO	12/15/2017	Lot	202	1.07	N/A	$3,695,000	SP +
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	100	0.95	N/A	$4,873,000	PCAM, LLC
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$745,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$886,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,813,000	ABM
MVP KC Cherry Lot	Kansas City, MO	12/15/2017	Lot	84	0.6	N/A	$987,000	SP +
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	270	1.98	N/A	$9,838,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,632,000	SP +
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM
MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,534,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000	342 N. Rampart
Construction in progress							$2,004,000
Software							$63,000
Total Investment in real estate and fixed assets							$297,299,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are held by MVP Wildwood NJ Lot, LLC.

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

Ownership of Company Stock

During May 2017, VRM II acquired approximately 35,000 shares of the Company's common stock from third party investors in exchange for various trust deed investments. During the three months ending March 31, 2018 and 2017, VRM II received approximately $33,000 and $8,000, respectively, in distributions in accordance with the Company's DRIP program.

During November 2017, Corporate Center Sunset Holdings, an entity owned by VRM I and VRM II, acquired 1,039,620 shares pursuant to a membership purchase agreement unrelated to the Company. As of March 31, 2018 Corporate Center Sunset Holdings had distributed all acquired shares to VRM I and VRM II.

As of March 31, 2018, the Sponsor owned 9,108 shares, VRM I owned 136,834 shares and VRM II owned 364,960 shares of the Company's outstanding common stock.

Ownership of MVP I

Prior to the Merger, the Company held 476,784 shares of MVP I common stock. Upon completion of the Merger, these shares were retired. During the the three months ended March 31, 2017, MVP I paid the Company approximately $52,000 in stock distributions. In addition, the Company received 5,674 shares of MVP I Common Stock in accordance with its DRIP program.

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

Fees Paid in Connection with the Offering – Preferred Stock

In connection with the private placement of the Series A and Series 1 preferred stock, the Company may pay selling commissions of up to 6.0% of gross offering proceeds from the sale of shares in the private placements, including sales by affiliated and non-affiliated selling agents. During the three months ended March 31, 2018, the Company paid approximately $0.8 million in selling commissions, of which $0.2 million were paid to affiliated selling agents.

The Company may pay non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses of up to 2.0% of gross offering proceeds. The Company may also pay a dealer manager fee to MVP American Securities, LLC ("AMS") of up to 2.0% of gross offering proceeds from the sale of the shares in the private placements as compensation for acting as dealer manager. During the three months ended March 31, 2018, the Company paid approximately $0.2 million to AMS as compensation.

Fees Paid in Connection with the Operations of the Company

Starting on December 15, 2017, in connection with the Merger, all of the following fees were terminated except for a 1.1% asset management fee.

Prior to the Merger, the Advisor or its affiliates received an acquisition fee of 2.25% of the purchase price of any real estate provided, however, the Company did not pay any fees when acquiring loans from affiliates. In accordance with the amended and restated advisory agreement there were zero acquisition fees for the three months ended March 31, 2018. During the three months ended March 31, 2017, approximately $1.1 million in acquisition fees had been earned by the Advisor.

The Advisor or its affiliates were entitled to be reimbursed for actual expenses paid or incurred in the investment. During the three months ended March 31, 2018, approximately $0.9 million in reimbursable expenses were incurred by the advisor. During the three months ended March 31, 2017, no such expenses were incurred.

Prior to the merger, the Advisor or its affiliates received a monthly asset management fee at an annual rate equal to 1.0% of the cost of all the assets then held by the Company. Currently, the Advisor or its affiliates receives a rate equal to 1.1% of the cost of all assets held by the Company, or the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. Prior to the Merger, the Company was to determine the Company's NAV on a date not later than the Valuation Date. Following the Valuation Date, the asset management fee was based on the value of the Company's assets rather than their historical cost. Asset management fees for the three months ended March 31, 2018 and 2017 were approximately $0.8 million and $0.2 million, respectively.

The Company was to reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which the Company made its first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company's independent directors.  The Company was not to reimburse the Advisor for personnel costs in connection with services for which the Advisor received a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company's executive officers. In addition, the Company was not to reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items. During the three months ended March 31, 2018, approximately $0.8 million in operating expenses were incurred by the Company reimbursable to the Advisor.  During the three months ended March 31, 2017 no operating expenses had been reimbursed to the Advisor.

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

For substantial assistance in connection with the sale of investments, as determined by the independent directors, the Company was to pay the Advisor or its affiliate the lesser of (i) 3.0% of the contract sale price of each real estate-related secured loan or other real estate investment or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, was not to exceed either the customary commission or an amount equal to 6.0% of the contract sales price. The disposition fee was to be paid concurrently with the closing of any such disposition of all or any portion of any asset. During the three months ended March 31, 2018 and 2017, no disposition fees have been earned by the Advisor.

After the Company's stockholders had received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return, then the Advisor was entitled to receive 15.0% of the remaining proceeds. The Company was to pay this subordinated performance fee only upon one of the following events: (i) if the Company's shares were listed on a national securities exchange; (ii) if the Company's assets were sold or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which the Company's investors receive cash or publicly-traded securities in exchange for their shares; or (iv) upon termination of the Company's advisory agreement. During the three months ended March 31, 2018 and 2017, no subordinated performance fees have been earned by the Advisor.

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

The Company's board of directors may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company's board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the long-term incentive plan will be effective without the approval of the Company's stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the three months ended March 31, 2018 and the year ended December 31, 2017, no grants have been made under the long-term incentive plan.

Note H – Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. The Company adopted ASU 2014-09 using the modified retrospective transition method in the first quarter of 2018 and such adoption did not have a material impact on the condensed consolidated financial statements. The adoption of this standard did not require any adjustments to the opening balance of retained earnings as of January 1, 2018.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by this ASU. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 in the first quarter of 2018 and such adoption did not have a material impact on the condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statements of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The standard permits the use of either the retrospective or cumulative effect transition method. This update will become effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-18 in the first quarter of 2018 and such adoption had no material impact on the condensed consolidated financial statements.

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

In May 2017, the FASB issued Accounting Standards Update ASU 2017-09, Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting.  The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2017-09  and such adoption did not have a material impact on the condensed consolidated financial statements.

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

Note I – Acquisitions

The following table is a summary of the acquisitions for the three months ended March 31, 2018.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Property Purchase Price
MVP New Orleans Rampart, LLC	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000

The following table is a summary of the allocated acquisition value of all properties acquired by the Company for the three months ended March 31, 2018.

	Assets
	Land and Improvements	Building and improvements	Total assets acquired
MVP New Orleans	$8,105,000	$--	$8,105,000	*
	$8,105,000	--	$8,105,000

*Includes acquisition and closing costs

The following table presents the results of operations of the acquired properties for the three months ended March 31, 2018:

	For The Three Months Ended March 31, 2018
	Total Revenues	Net Income
2018 acquisitions	$93,000	$93,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three months ended March 31, 2018 and 2017 and assumes that the acquisitions were completed as of January 1, 2017.

	For The Three Months Ended March 31,
	2018	2017
Revenues from continuing operations	$5,138,000	$2,164,000
Net income (loss) from continuing operations	$(2,975,000)	$(2,960,000)
Net income (loss) from continuing operations per share – basic	$(0.45)	$(1.22)
Net income (loss) from continuing operations per share – diluted	$(0.45)	$(1.22)

Note J — Line of Credit

Credit Agreement

On December 29, 2017, the Operating Partnership entered into a Credit Agreement (the "Credit Agreement") with the lenders party thereto (the "Lenders"), KeyBank as administrative agent (the "Administrative Agent"), and KeyBanc Capital Markets as lead arranger. The Credit Agreement provides for a $50 million senior secured revolving credit facility (the "Revolving Credit Facility"), which consists of a borrowing base revolving credit facility (the "BB Revolving Credit Facility") and a working capital revolving credit facility (the "WC Revolving Credit Facility").  The Credit Agreement also provides the Operating Partnership with the option to increase the size of the Revolving Credit Facility and/or establish one or more new pari passu term loan facilities (each, a "Term Loan Facility") up to an aggregate commitment or principal amount of up to $350 million, subject to certain limitations. The BB Revolving Credit Facility and any Term Loan Facility mature on January 3, 2021, with two twelve-month extension options subject to certain conditions set forth in the Credit Agreement, which, if exercised by the Operating Partnership, would extend the maturity date to January 3, 2023.  The WC Revolving Credit Facility matures on January 4, 2019, unless earlier terminated by the Operating Partnership.

Borrowings under the Credit Agreement bear interest at a rate equal to the sum of a Margin (as such term is defined below) plus either a rate based on LIBOR for 1, 2 or 3 months or a base rate determined by reference to the highest of (1) the Administrative Agent's prime lending rate, (2) the federal funds effective rate plus 50 basis points and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1.00%.  For the BB Revolving Credit Facility and any Term Loan Facility, the Margin is determined by the consolidated leverage ratio until Operating Partnership achieves a senior unsecured credit rating of BBB-/Baa3 from S&P or Moody's at which time Borrower may elect to use an alternative pricing grid. The Margin for the BB Revolving Credit Facility ranges from 0.75% to 1.50% in the case of base rate loans, and 1.75% to 2.50%, in the case of LIBOR rate loans. The Margin for the Term Loan Facility ranges from 0.70% to 1.45%, in the case of base rate loans, and 1.70% to 2.450%, in the case of LIBOR rate loans. The Margin as of the date of effectiveness of the Credit Agreement is (1) in respect of BB Revolving Credit Facility, 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, and (2) in respect of any Term Loan Facility, 1.45%, in the case of base rate loans, and 2.45%, in the case of LIBOR rate loans.  For the WC Revolving Credit Facility, the Margin is 3.00% in the case of base rate loans, and 4.00% in the case of LIBOR rate loans.

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

On June 19, 2018, the Company (as "Guarantor"), the Borrowers and the Lenders entered into an amendment and waiver to the Credit Agreement.  Pursuant to the amendment and waiver, the Lenders agreed to waive the Borrowers' breach of the fixed charge coverage ratio for the period ended March 31, 2018, and the Borrowers' requirement to comply with the fixed charge coverage ratio for the period ended June 30, 2018 and September 30, 2018, and the Guarantor's breach of the financial reporting obligations under the credit agreement for the periods ended December 31, 2017 and March 31, 2018.  Pursuant to the amendment and waiver, the Lenders, the Borrowers and the Company (as Guarantor) also agreed to the following, among other changes:

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
•
the Company shall file to list and register its common stock on a recognized exchange in the United States by no later than July 31, 2018, obtain approval of such listing application by August 31, 2018 and complete the listing by September 30, 2018;

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

•	prior to the retirement of the WC Revolving Credit Facility, management fees paid by the Company to the Advisor shall not exceed $200,000 per quarter.

Note K — Notes Payable

As of March 31, 2018, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 3/31/2018	Lender	Term	Interest Rate	Loan Maturity
West 9th Properties II, LLC	$5,300,000	$30,000	$5,132,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$30,814,000	Bank of America	10 year	5.52%	2/1/2027
MVP St Louis Washington, LLC (2)	$1,380,000	Interest Only	$1,380,000	KeyBank	10 year *	4.90%	5/1/2027
St Paul Holiday Garage, LLC (1)	$4,132,000	Interest Only	$4,132,000	KeyBank	10 year *	4.90%	5/1/2027

Cleveland Lincoln Garage, LLC (1)	$3,999,000	Interest Only	$3,999,000	KeyBank	10 year *	4.90%	5/1/2027

Louisville Broadway Station, LLC (5)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC (1)	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Ft. Lauderdale loan pool (3)	$4,300,000	$25,000	3,909,000	KeyBank	5 Year	4.94%	2/1/2019
Mabley Place	$9,000,000	$44,000	8,487,000	Barclays	10 year	4.25%	12/6/2024
Denver Sherman (1)	$286,000	Interest Only	286,000	KeyBank	10 year **	4.90%	5/1/2027
Ft. Worth	$13,150,000	$73,000	12,759,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
Houston Saks Garage	$3,650,000	$20,000	3,425,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
St. Louis Lucas (4)	$3,490,000	$20,000	3,325,000	Key Bank	10 year	4.59%	2/1/2026
Indianapolis Garage (5)	$8,200,000	$46,000	7,811,000	Key Bank	10 year	4.59%	2/1/2026
Indianapolis Meridian (2)	$938,000	Interest Only	938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	Interest Only	2,142,000	KeyBank	10 year **	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	Interest Only	762,000	KeyBank	10 year **	4.90%	5/1/2027
Minneapolis City Parking	$5,250,000	$29,000	5,022,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
Bridgeport Fairfield	$4,400,000	$23,000	4,223,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
Less unamortized loan issuance costs			(1,814,000)
			$123,373,000

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

  * 2 Year Interest Only
** 10 Year Interest Only

Total interest expense incurred for three months ended March 31, 2018, was approximately $1.8 million. Total loan amortization cost for the three months ended March 31, 2018, was approximately $0.1 million.

As of March 31, 2018, future principal payments on the notes payable are as follows:

2018	$1,446,000
2019	5,901,000
2020	2,259,000
2021	2,378,000
2022	2,586,000
Thereafter	110,617,000
Less unamortized loan issuance costs	(1,814,000)
Total	$123,373,000

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

Note M – Investment In DST

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

Concurrently with the acquisition of the Property, MVP St. Louis obtained a first mortgage loan from Cantor Commercial Real Estate Lending, L.P ("St. Louis Lender"), in the principal amount of $6,000,000, with a 10-year, interest-only term at a fixed interest rate of 5.25%, resulting in an annual debt service payment of $315,000 (the "St. Louis Loan").  MVP St. Louis used the Company's investment to fund a portion of the purchase price for the Property.  The remaining equity portion was funded through short-term investments by VRM II, an affiliate of the Advisor, pending the private placements of additional beneficial interest in MVP St. Louis exempt from registration under the Securities Act. VRM II and Michael V. Shustek, the Company's Chairman and Chief Executive Officer, provided non-recourse carveout guaranties of the loan and environmental indemnities of St. Louis Lender.

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the "St. Louis Master Lease"), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of MVP Realty, as tenant, (the "St. Louis Master Tenant").  St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC.  The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold.  The Company will be entitled to its proportionate share of the rent payments based on its ownership interest.  Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses.  Distributions to the Company for the three months ended March 31, 2018 totaled approximately $52,000.

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

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

March 31, 2018
(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000
Cash	41,000
Cash - restricted	8,000
Prepaid expenses	5,000
Total assets	$11,566,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance cost of $62,123	$5,938,000
Accounts payable and accrued liabilities	62,000
Due to related party	28,000
Total liabilities	6,028,000
Equity
Member's equity	6,129,000
Offering costs	(574,000)
Accumulated earnings	323,000
Distributions to members	(340,000)
Total equity	5,538,000
Total liabilities and equity	$11,566,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

For The Three Months Ended March 31, 2018
Revenue	$182,000
Expenses	(84,000)
Net income	$98,000

Note N —Preferred Stock and Warrants

The Company reviewed the relevant ASC's, specifically ASC 480 – Distinguishing Liabilities From Equity and ASC 815 – Derivatives and Hedging, in connection with the presentation of the Series A and Series 1 preferred stock. Below is a summary of the Company's Preferred Stock offerings.

Series A Preferred Stock

The Company offered up to $50 million in shares of the Company's Series A Convertible Redeemable Preferred Stock ("Series A"), par value $0.0001 per share, together with warrants to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors. In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the Shares to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  As of March 31, 2018, the Company raised approximately $2.5 million, net of offering costs, in the Series A private placements.

The holders of the Series A Preferred Stock shall be entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. If a Listing Event, as defined in the offering, has not occurred by March 31, 2017, the cash dividend rate shall increase to 7.50%, until a Listing Event has occurred.  Based on the number of Series A shares outstanding at March 31, 2018, the increased dividend rate would cost the Company approximately $13,000 more per quarter in Series A dividends.

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

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 31, 2018, there were detachable warrants that may be exercised for 84,510 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at March 31, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock. As of March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018 the Company had an estimated fair market value of potential warrants that was immaterial.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company's board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company's common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company's board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that if a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Shares (without regard to Qualified Purchaser status) will be increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value.  Based on the number of Series 1 shares outstanding at March 31, 2018, the increased dividend rate would cost the Company approximately $150,000 more per quarter in Series 1 dividends.

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 31, 2018, there were detachable warrants that may be exercised for 1,382,675 shares of the Company's common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at March 31, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock. As of March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018 the Company had an estimated fair market value of potential warrants that was immaterial.

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

Note O — Subsequent Events

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

On May 31, 2018 the board of directors of the Company approved the non-renewal of Mr. Bentzen's employment agreement. Mr. Bentzen and the Company agreed that June 1, 2018 was Mr. Bentzen's last day as Chief Financial Officer of the Company. The Company and Mr. Bentzen entered into a Separation Agreement dated June 1, 2018 which provided for a revocation period by Mr. Bentzen of seven (7) days. The seven (7) day period has now expired and the Separation Agreement is in full force and effect. The Separation Agreement covers Mr. Bentzen's positions with The Parking REIT, Inc., MVP Realty Advisors and various of their affiliates. Pursuant to the Separation Agreement, Mr. Bentzen received severance in the collective amount of $50,000 and there was a mutual release of all claims between the parties. The foregoing description of the Separation Agreement is only a summary and is qualified in its entirety by the full text of the Separation Agreement, a copy of which is attached hereto as Exhibit 10.03.

On May 31, 2018, Brandon Welch was appointed as the Interim Chief Financial Officer ("CFO"). Mr. Welch has been employed with MVP Realty Advisors since the inception in 2012 of MVP REIT, a predecessor to the Company.

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

On June 21, 2018, the Company through MVP Hawaii Marks Garage, LLC ("MVP Marks Garage"), an entity owned by the Company, acquired a multi-level parking garage consisting of approximately 308 parking spaces and 16,205 square feet of retail space located in Honolulu, Hawaii, for a purchase price of $20.4 million, plus acquisition and financing-related transaction costs.  The Company owns a 100% equity interest in the MVP Marks Garage. The parking garage will be operated by SP Plus Corporation ("SP+") under a long-term lease, where SP will be responsible for annual base rent of $946,000 and 75% of all gross revenue above $1,250,000. The purchase price was funded through the Company's Borrowing Base revolving credit facility from KeyBank in the amount of approximately $11.2 million, the Company's working capital revolving credit facility from KeyBank in the amount of approximately $7.5 million and the remaining $1.7 million was funded from the Company's available cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2018 and 2017.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2017. As used herein, the terms "we," "our" and "us" refer to The Parking REIT, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which we refer to as our "operating limited partnership," and to their subsidiaries.

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

•	competitive factors that may limit our ability to make investments or attract and retain tenants;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our failure to maintain our status as a REIT;
•	our ability and the timing to obtain third party consents required to consummate the Merger;
•	the risk that the Merger or the other transactions contemplated by the Merger Agreement may not be completed in the time frame expected by the parties or at all;
•	our ability to successfully integrate pending transactions and implement our operating strategy, including the Merger;
•	our ability to list our shares of common stock on a national securities exchange;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions and requirements of that debt;
•	interest rates;
•	changes to generally accepted accounting principles, or GAAP, and
•	potential adverse impacts from the recent changes to the U.S. tax laws.

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

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the shares of Series A, together with warrants to acquire the Company's common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. As of March 31, 2018, the Company had raised approximately $2.5 million, net of offering costs, in the Series A private placements and had 2,862 shares of Series A issued and outstanding.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share. The Company commenced the private placement of the shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors on April 7, 2017 and closed the offering on January 31, 2018.  As of March 31, 2018, the Company raised had approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 shares of Series 1 issued and outstanding.

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

The Company's Advisor is owned 60% by VRM II and 40% by VRM I. The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to the Amended and Restated Advisory Agreement. As of July 13, 2018, the Company had no paid employees.

The following table is a summary of the acquisitions for the three months ended March 31, 2018:

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Property Purchase Price	% Owned
MVP New Orleans Rampart	New Orleans, LA	2/01/2018	Lot	78	0.44	N/A	$8,000,000	100%

As of March 31, 2018, the Company had investments in the following facilities:

Parking Facility	Date Acquired	Type	Zoning	Height Restriction	The Parking REIT % Owned	3rd Party % Owned	Property Purchase Price
MVP Cleveland West 9th	5/11/2016	Lot	CBD LLR-B4	175 Feet	100%	0%	$5,675,000
33740 Crown Colony	5/17/2016	Lot	LLR-D5	250 Feet	100%	0%	$3,030,000
MVP San Jose 88 Garage	6/15/2016	Garage	DC	N/A	100%	0%	$3,576,000
MCI 1372 Street	7/8/2016	Lot	B-5	375 Feet	100%	0%	$700,000
MVP Cincinnati Race Street Garage	7/8/2016	Garage	DD-A	500 Feet	100%	0%	$4,500,000
MVP St. Louis Washington	7/18/2016	Lot	CBD I	100 Feet	100%	0%	$3,000,000
MVP St. Paul Holiday Garage	8/12/2016	Garage	B-5	Unlimited	100%	0%	$8,200,000
MVP Louisville Station Broadway	8/23/2016	Lot	CBD I	Unlimited	100%	0%	$3,050,000
White Front Garage Partners	9/30/2016	Garage	CBD I	Unlimited	100%	0%	$11,496,000
Cleveland Lincoln Garage Owners	10/19/2016	Garage	SI / GR-E5	250 Feet	100%	0%	$7,317,000
MVP Houston Preston Lot	11/22/2016	Lot	NONE	Unlimited	100%	0%	$2,800,000
MVP Houston San Jacinto Lot	11/22/2016	Lot	NONE	Unlimited	100%	0%	$3,200,000
MVP Detroit Center Garage	1/10/2017	Garage	PD	Unlimited	100%	0%	$55,000,000
St. Louis Broadway Group	2/1/2017	Lot	CBD I	200 Feet	100%	0%	$2,400,000
St. Louis Seventh & Cerre	2/1/2017	Lot	CBD I	200 Feet	100%	0%	$3,300,000
MVP St. Louis Cardinal Lot, DST *	5/31/2017	Lot	L	200 Feet	51%	49%	$11,350,000
MVP Preferred Parking (Preston)	6/29/2017	Garage	NONE	Unlimited	100%	0%	$16,500,000
MVP Preferred Parking (Congress)	6/29/2017	Lot	NONE	Unlimited	100%	0%	$4,000,000
MVP Raider Park Garage	11/21/2017	Garage	IHC	40 Feet	100%	0%	$11,000,000
MVP PF Ft. Lauderdale 2013	12/15/2017	Lot	RAC-CC	150 Feet	100%	0%	$3,423,000
MVP PF Memphis Court 2013	12/15/2017	Lot	CBD	Unlimited	100%	0%	$1,208,000
MVP PF Memphis Poplar 2013	12/15/2017	Lot	CBD	Unlimited	100%	0%	$3,735,000
MVP PF Kansas City 2013	12/15/2017	Lot	B4-5	Unlimited	100%	0%	$1,812,000
MVP PF St. Louis 2013	12/15/2017	Lot	I (CBD)	200 Feet	100%	0%	$5,145,000
Mabley Place Garage	12/15/2017	Garage	DD-A	510 Feet	83%	17%	$21,142,000
MVP Denver Sherman	12/15/2017	Lot	CMX-16	200 Feet	100%	0%	$705,000
MVP Fort Worth Taylor	12/15/2017	Garage	CBD-H	Unlimited	100%	0%	$27,658,000
MVP Milwaukee Old World	12/15/2017	Lot	C9-E	40 Feet	100%	0%	$2,044,000
MVP St. Louis Convention Plaza	12/15/2017	Lot	I (CBD)	200 Feet	100%	0%	$3,091,000
MVP Houston Saks Garage	12/15/2017	Garage	N/A	Unlimited	100%	0%	$10,391,000
MVP St. Louis Lucas	12/15/2017	Lot	I (CBD)	200 Feet	100%	0%	$3,695,000
MVP Milwaukee Wells	12/15/2017	Lot	C9-E	40 Feet	100%	0%	$4,873,000
MVP Wildwood NJ Lot 1	12/15/2017	Lot	T/E	35 Feet	100%	0%	$745,000
MVP Wildwood NJ Lot 2	12/15/2017	Lot	T/E	35 Feet	100%	0%	$886,000
MVP Indianapolis City Park	12/15/2017	Garage	CBD-1 RC	Unlimited	100%	0%	$10,813,000
MVP KC Cherry Lot	12/15/2017	Lot	UR	Per Plan	100%	0%	$987,000
MVP Indianapolis WA Street Lot	12/15/2017	Lot	CBD-2	Unlimited	100%	0%	$5,749,000
MVP Minneapolis Venture	12/15/2017	Lot	B4C-1	Unlimited	100%	0%	$6,543,000
MVP Indianapolis Meridian Lot	12/15/2017	Lot	CBD-2/RC	Unlimited	100%	0%	$1,601,000
MVP Milwaukee Clybourn	12/15/2017	Lot	C9F(A)	30 Feet	100%	0%	$262,000
MVP Milwaukee Arena	12/15/2017	Lot	RED	40 Feet	100%	0%	$4,632,000
MVP Clarksburg Lot	12/15/2017	Lot	BPO	60 Feet	100%	0%	$715,000
MVP Denver Sherman 1935	12/15/2017	Lot	CMX-16	200 Feet	100%	0%	$2,534,000

(Table continued)
MVP Bridgeport Fairfield Garage	12/15/2017	Garage	DVD-CORE	65 Feet	100%	0%	$8,256,000
Minneapolis City Parking	12/15/2017	Lot	B4C-1	Unlimited	100%	0%	$9,838,000
MVP New Orleans Rampart	2/1/2018	Lot	VCC-2	50 Feet	100%	0%	$8,000,000

*  The Company has a 51.0% interest in MVP St. Louis Cardinal Lot. For additional information see Note M – Investment in DST in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

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

VRM I and VRM II are engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate. As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Amended and Restated Advisory Agreement. In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Amended and Restated Advisory Agreement.  Please refer to Note E – Related Party Transactions and Arrangements – Fees Paid in Connection With the Operations of the Company in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for more information.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company's operating expenses could increase significantly, which could adversely affect the Company's results of operations and the amount of distributions to stockholders.

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

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

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

	For The Three Months Ended March 31,
	2018		2017
Revenue
Parking base rent	$4,609,000	90.5%	$1,502,000	74.2%
Retail rent	107,000	2.1%	4,000	0.2%
Management Agreement (a)	--	--	518,000	25.6%
Percentage rent (b)	375,000	7.4%	--	--
Total revenues	$5,091,000	100%	$2,024,000	100%

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

b)	During the three months ended March 31, 2018 the following properties received percentage rent totaling approximately $375,000:

•	MVP Ft. Worth received approximately $22,000
•	MVP St Louis Convention received approximately $47,000
•	MVP St Louis Lucas received approximately $9,000
•	MVP Milwaukee Arena received approximately $25,000
•	MVP Denver 1935 Sherman received approximately $6,000
•	MVP San Jose 88 Garage received approximately $24,000
•	MVP Detroit Center Garage received approximately $242,000

Total rental revenue earned, including percentage rent, from our consolidated parking facilities which have continued operations, totaled approximately $5.1 million for the three months ended March 31, 2018, compared to total revenues of $2.0 million from our consolidated properties for the three months ended March 31, 2017. The increase in rental revenues and the number of properties held is a result of the Company's planned and continued growth through acquisitions of new properties and the Merger of the Company and MVP I. The 25 consolidated parking facilities that were acquired through the Merger with MVP I accounted for a large portion of the increase, generating approximately $2.2 million in rental income to the Company during the three months ended March 31, 2018.

For additional information see Note I - Acquisitions in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

Since a majority of the Company's property leases call for additional percentage rent, the Company monitors the gross revenue generated by each property on a monthly basis. The higher the property's gross revenue the higher the Company's potential percentage rent. The graph below shows the comparison of the Company's monthly rental income to the gross revenue generated by the properties.

The Parking REIT Rental Income & Property Gross Revenues
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
Jan-17
Feb-17
Mar-17
Apr-17
May-17
Jun-17
Jul-17
Aug-17
Sep-17
Oct-17
Nov-17
Dec-17
Jan-18
Feb-18
The Parking REIT Rental Income
Property Gross Revenues

	For The Three Months Ended March 31,
	2018	2017
Operating expenses
Property taxes	$636,000	$92,000
Property operating expense	308,000	275,000
Asset management expense-related party	832,000	237,000
General and administrative	3,028,000	328,000
Merger costs	--	125,000
Acquisition expenses	217,000	1,766,000
Acquisition expenses – related party	--	1,118,000
Depreciation	1,194,000	425,000
Total operating expenses	$6,215,000	$4,366,000

Operating expenses for the three months ended March 31, 2018 increased by approximately $1.8 million, as compared to the three months ended March 31, 2017. A significant portion of this increase ($1.2 million) was attributable to costs relating to the internal investigation conducted by the Audit Committee. The balance of the increase in expenses is primarily attributable to the Company's growth in investments in parking facilities. The increase in acquisitions through the merger resulted in increased property taxes, other property operating expense, asset management fees, acquisitions expenses and depreciation.  As the Company continues to acquire new properties, by means of the equity raises and debt financing, the Company expects to see operations and maintenance and depreciation expenses grow.

	For The Three Months Ended March 31,
	2018	2017
Other income (expense)
Interest expense	$(1,948,000)	$(796,000)
Distribution income – related party	--	52,000
Income from DST	52,000	--
Income from investment in equity method investee	--	14,000
Total other expense	$(1,896,000)	$(730,000)

The increase in interest expense for the three months ended March 31, 2018, as compared to 2017, is related to the Company's increased use of debt to acquire properties as well as loans assumed through the merger. To maximize the use of cash, the Company will continue to look for opportunities to utilize financing on future acquisitions, including with the use of the line of credit with KeyBank or permanent debt at the time of acquisitions.  The interest expense will vary based on the amount of our borrowings and current interest rates at the time of financing.  The Company will seek to secure appropriate leverage with the lowest interest rate available.  The terms of the loans will greatly depend on the quality of the property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking leases.  There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all. Interest expense recorded for the three months ended March 31, 2018 includes loan amortization costs. Total loan amortization cost for the three months ended March 31, 2018 and 2017 was approximately $130,000 and $60,000, respectively.

For additional information see Note J – Line of Credit and Note K – Notes Payable in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

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

The Company's calculation of FFO and MFFO attributable to common shareholders is presented in the following table for the three months ended March 31, 2018 and 2017:

	For The Three Months Ended March 31,
	2018	2017
Net loss attributable to The Parking REIT, Inc. Common Shareholders	$(3,588,000)	$(3,119,000)
Add (Subtract):
Gain on Sale of real estate	--	--
Depreciation and Amortization of real estate assets	1,194,000	425,000
FFO	$(2,394,000)	$(2,694,000)
Add:
Acquisition fees and expenses to non-affiliates	217,000	1,766,000
Acquisition fees and expenses to affiliates	--	1,118,000
Acquisition / Merger costs	--	125,00
MFFO attributable to The Parking REIT, Inc. Common Shareholders	$(2,177,000)	$315,000
Distributions paid to Common Shareholders	$817,000	$451,000

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

The Company may seek to raise additional funds through equity financings, such as private placements of its preferred stock, as well as through additional debt financing.  As of March 31, 2018, the Company had raised approximately $2.5 million, net of offering costs, in funds from the private placements of Series A Convertible Redeemable Preferred Stock and approximately $36.0 million, net of offering costs, in funds from the private placements of Series 1 Convertible Redeemable Preferred Stock. The Company continued to raise additional funds through private placements of Series 1 Convertible Redeemable Preferred Stock until January 31, 2018, at which time the Preferred Series 1 offering was closed.

As of March 31, 2018, the Company's debt consisted of approximately $123.4 million in fixed rate debt and $23.1 million in variable rate debt, net of loan issuance costs.

Our cash and cash equivalents and restricted cash were approximately $11.8 million as of March 31, 2018, which was an approxiamte decrease of $5.0 million from the balance at December 31, 2017.

Net cash used in operating activities for the three months ended March 31, 2018 totaled approximately $1.0 million. Operating cash flows were used for the payment of normal operating expenses such as management fees, insurance, accounting fees and legal bills.  Net cash used in investing activities totaled approximately $12.2 million and mainly consisted of purchase of investments in real estate totaling $8.1 million, building improvements of approximately $1.4 million and deposits applied to investments in real estate of approximately $2.7 million. Net cash provided by financing activities totaled approximately $8.3 million and consisted of proceeds from issuance of preferred stock of approximately $9.1 million and proceeds from the Company's KeyBank line of credit of approximately $4.4 million, netted with payments on the KeyBank line of credit of approximately $3.4 million, payments on notes payable of approximately $0.5 million, share redemptions of $0.2 million and distributions to stockholders of approximately $1.1 million.

Net cash used in operating activities for the three months ended March 31, 2017 totaled approximately $2.6 million.  Operating cash flows were used for the payment of normal operating expenses.  Net cash used in investing activities totaled approximately $51.9 million and consisted of payments made for future acquisitions of $0.2 million, payments made for investments in real estate of approximately $56.7 million, offset by proceeds received from non-controlling interest of $5.1 million. Net cash provided by financing activities totaled approximately $55.3 million and mainly consisted of proceeds from issuance of common stock of approximately $5.0 million and issuance of preferred stock of approximately $2.6 million.  In addition, financing activity included proceeds from notes payable of approximately $36.4 million, proceeds from the Company's KeyBank line of credit of approximately $12.0 million, payments on notes payable of approximately $0.2 million, payments on line of credit of $0.3 million and cash distributions of approximately $161,000, $5,000 and $50,000 made to common stockholders, preferred stockholders and non-controlling interest, respectively.

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

Going Concern Evaluation

In connection with preparing condensed consolidated financial statements for the three months ended March 31, 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Net losses of approximately $3.6 million for the three months ended March 31, 2018 and approximately $11.4 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively.
•	Negative cash flow from operating activities for 2018, 2017 and 2016.
Ordinarily, conditions or events that raise substantial doubt about an entity's ability to continue as a going concern relate to the entity's ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements issued by considering the following:

•
The Company raised approximately $4.4 million and $9.4 million of debt and equity financing, respectively, during the three months ended March 31, 2018 and $142 million and $34 million of debt and equity financing, respectively, during the year ended December 31, 2017.

•	The Company has historically raised funds from debt and equity financings.
•	As a result of the Company's restructurings that were implemented during the year ended December 31, 2017, the Company's cost structure is now in line with its future revenue projections.
In addition to the recent capital raised, management also believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months from the issuance date.

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
At March 31, 2018, the Company had $4.9 million in cash and cash equivalents.

Management is not aware of any additional material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting the Company's targeted portfolio, the U.S. parking facility industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of the Company's assets.

In addition to making investments in accordance with the Company's investment objectives, the Company expects to use its capital resources to make certain payments to the Advisor and the selling agent(s). During the acquisition and development stage, the Company expects to make payments to the Advisor in connection with the selection or purchase of investments, the management of the Company's assets and costs incurred by the Advisor in providing services to us. For a discussion of the compensation to be paid to the Advisor, see "Fees Paid in Connection with the Operations of the Company", included in Note E – Related Party Transactions and Arrangements – Fees Paid in Connection With the Operations of the Company in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for more information. The Amended and Restated Advisory Agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and the Company's board of directors.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the Advisor and its affiliates in connection with the Company's organization operations for the three months ended March 31, 2018 and 2017.

	For The Three Months Ended March 31,
	2018	2017
Acquisition Fees	$--	$1,118,000
Asset Management Fees	832,000	237,000
Merger Fees	--	--
Total	$832,000	$1,355,000

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

From inception through March 31, 2018, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,827 shares of its common stock as dividend in distributions to the Company's stockholders.  All of the cash distributions were paid from offering proceeds and constituted a return of capital.  The Company's total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company's DRIP are detailed below. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2018	$806,000	$418,000	$1,224,000	$(1,015,000)
Total 2018	$806,000	$418,000	$1,224,000	$(1,015,000)

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$161,000	$285,000	$446,000	$(2,647,000)
2nd Quarter, 2017	168,000	306,000	474,000	(296,000)
3rd Quarter, 2017	172,000	309,000	481,000	(1,753,000)
4th Quarter, 2017	178,000	310,000	488,000	(6,518,000)
Total 2017	$679,000	$1,210,000	$1,889,000	$(11,214,000)

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

The offering price was $1,000 per share.  In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of July 13, 2018, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.  These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note N — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From inception through March 31, 2018, the Company had declared and paid approximately $185,000 and $170,000, respectively, in distributions for Series A stockholders.

	Total Series A Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2018	$41,000	$(1,015,000)
Total 2018	$41,000	$(1,015,000)

	Total Series A Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$5,000	$(2,647,000)
2nd Quarter, 2017	41,000	(296,000)
3rd Quarter, 2017	41,000	(1,753,000)
4th Quarter, 2017	41,000	(6,518,000)
Total 2017	$128,000	$(11,214,000)

Preferred Series 1 Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors. On January 31, 2018, the Company closed this offering. As of July 13, 2018, the Company had raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 shares of Series 1 issued and outstanding.

The offering price is $1,000 per share.  In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of July 13, 2018, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.  These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note N — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From inception through March 31, 2018, the Company had declared and paid approximately $1,042,000 and $858,000, respectively, in distributions for Series 1 stockholders.

	Total Series 1 Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2018	$477,000	$(1,015,000)
Total 2018	$477,000	$(1,015,000)

	Total Series 1 Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$--	$(2,647,000)
2nd Quarter, 2017	14,000	(296,000)
3rd Quarter, 2017	98,000	(1,753,000)
4th Quarter, 2017	268,000	(6,518,000)
Total 2017	$380,000	$(11,214,000)

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

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset management services and reimbursement of operating and offering related costs. For additional information see Note E — Related Party Transactions and Arrangements in in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

On November 5, 2016, the Company purchased 338,409 shares of MVP I's common stock from an unrelated third party for $3.0 million or $8.865 per share. During the three months ended March 31, 2017, the Company received approximately $52,000, in stock distributions, related to the Company's ownership of MVP I common stock.  At the effective time of the Merger, 174,026 shares of MVP I Common Stock held by the Company was retired.

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

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 31, 2018, there were detachable warrants that may be exercised for 84,510 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at March 31, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to us would be approximately $2.1 million and we would as a result issue an additional 84,510 shares of common stock.

For additional information see "— Liquidity and Capital Resources" and "—Preferred Series A Stock" above and Note N — Preferred Stock and Warrants in in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 31, 2018, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at March 31, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, we would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

For additional information see "— Liquidity and Capital Resources" and "—Preferred Series A Stock" above and Note N — Preferred Stock and Warrants in in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

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

Contractual Obligations

As of March 31, 2018, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facilities:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$125,187,000	$1,446,000	$8,160,000	$4,964,000	$110,617,000
Lines of credit:	--	--	--	--	--
Interest	--	--	--	--	--
Principal	23,717,000	23,717,000	--	--	--
Total	$148,904,000	$25,163,000	$8,160,000	$4,964,000	$110,617,000

Contractual obligations table amount does not reflect the unamortized loan issuance costs of approximately $1.8 million for notes payable and approximately $0.7 million for the line of credit as of March 31, 2018.

Subsequent Events

See Note O — Subsequent Events in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various subsequent events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Interim Chief Financial Officer have evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective, notwithstanding the fact that the Company was late in filing its annual report on Form 10-K for the year ended December 31, 2017 and its quarterly report on Form 10-Q for the quarter ended March 31, 2018.  The Company attributes the delays in the filing of these reports to the internal investigation conducted by the Audit Committee of the Company's board of directors as further described in the Form 12b-25 and Form 8-K filed by the Company on April 13, 2018 and May 3, 2018, and not to any deficiencies in the Company's disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  As previously disclosed, the Audit Committee's investigation of possible wrongdoing, which concluded on April 27, 2018, did not involve the Company's financial statements or accounting procedures.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2018, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

During the Company's two most recent fiscal years ended December 31, 2016 and 2017 and the period from January 1, 2018 through July 13, 2018, the Company did not consult with RBSM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's consolidated financial statements, and RBSM did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

PART II   OTHER INFORMATION

None.

ITEM 1.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of July 13, 2018, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the private placement of shares of Series 1, and warrants to acquire the Company's common stock, to accredited investors.  During the first quarter of 2018, the Company had raised approximately $9.1 million, net of offering costs, in the Series 1 private placements and had issued 10,022 Series 1 shares and warrants to acquire 346,920 shares of its common stock issued and outstanding.

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

As of July 13, 2018, the Company had 6,550,200 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total gross proceeds of approximately $202.2 million, less offering costs.

The following is a table of summary of offering proceeds from inception through March 31, 2018:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	2,451,237	$61,281,000
Redeemed Shares	--	(7,636)	(191,000)
DRIP shares	--	83,437	2,062,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,982,000
Dividend shares	--	153,827	3,845,000
Distributions	--	--	(5,071,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from Advisor	--	--	1,147,000
Shares added for Merger	--	3,887,513	85,701,000
Total	42,673	6,568,378	$186,214,000

From October 22, 2015 through March 31, 2018, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through March 31, 2018, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were $186.2 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, and the Company's portion of the total purchase price for these parking facilities was approximately $299.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders.  The ratio of the costs of raising capital to the capital raised is approximately 0.58%.

Share Repurchase Program

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

On May 29, 2018 the Company filed a Current Report on Form 8-K stating that the Company's board of directors suspended its SRP, other than for repurchases in connection with a shareholder's death. In accordance with the SRP, the suspension of the SRP will take effect on June 28, 2018 which is 30 days after the date of the Form 8-K providing notice of the suspension.  The Company plans to utilize the cash savings to further its business operations. The Company's Board of Directors may in the future reinstate the SRP, although there is no assurance as to if or when this will happen.

As of the date of this filing, 25,815 shares have been redeemed.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  MINE AND SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

During the first quarter of 2018, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of MVP REIT II, Inc.
3.2(2)	Articles of Amendment t of MVP REIT II, Inc.
3.3(3)	Bylaws of MVP REIT II, Inc.
3.4(4)	Articles Supplementary of MVP REIT II, Inc., designating 50,000 shares of Series A Convertible Redeemable Preferred Stock
3.4(5)	Articles Supplementary of MVP REIT II, Inc., designating 97,000 shares of Series 1 Convertible Redeemable Preferred Stock
4.1(6)	Form of Subscription Agreement
4.2(7)	Distribution Reinvestment Plan
4.3(8)	Amended and Restated Escrow Agreement, dated October 5, 2015, between MVP REIT II, Inc. and UMB Bank, N.A.
4.4(9)	Second Amended and Restated Escrow Agreement, dated November 30, 2015, by and among MVP REIT II, Inc., MVP American Securities, LLC, and UMB Bank, N.A.
4.5(4)	Form of warrants to acquire the Company's common stock
10.1(10)
First Amendment to Credit Agreement and Omnibus Amendment to Loan Documents, dated as of May 9, 2018, by and among MVP REIT II Operating Partnership, LP, The Parking REIT, Inc., the lenders party thereto, and KeyBank, National Association

10.2(10)
Second Amendment to Credit Agreement and Omnibus Amendment to Loan Documents, dated as of June 21, 2018, by and among MVP REIT II Operating Partnership, LP, The Parking REIT, Inc., the lenders party thereto, and KeyBank, National Association

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

*	Filed concurrently herewith.

(Exhibits continued)
(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015, and incorporated herein by reference.
(2)	Filed previously on Form 8-K on December 18, 2018 and incorporated herein by reference.
(3)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015, and incorporated herein by reference.
(4)	Filed previously on Form 8-K on October 27, 2016 and incorporated herein by reference.
(5)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(6)	Filed previously as Exhibit A to Supplement No. 1 to the Registrant's prospectus filed December 3, 2015, and incorporated herein by reference.
(7)	Filed previously as Appendix D to the Registrant's prospectus filed October 23, 2015, and incorporated herein by reference.
(8)	Filed previously with Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 on October 6, 2015, and incorporated herein by reference.
(9)	Filed previously on Form 8-K on December 3, 2015, and incorporated herein by reference.
(10)	Filed previously on Form 8-K on June 22, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and President
Date:	July 13, 2018

By:	/s/ Brandon Welch
Brandon Welch
Interim Chief Financial Officer
Date:	July 13, 2018