Form 10-Q
period 2018-08-10
Parking REIT, Inc.
filed 2018-08-10
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 10, 2018, the registrant had 6,549,572 shares of common stock outstanding.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Investments in real estate and fixed assets
Land and improvements	$143,228,000	$131,169,000
Buildings and improvements	165,263,000	153,456,000
Construction in progress	3,469,000	750,000
Intangible Assets	2,237,000	2,427,000
Software	63,000	--
	314,260,000	287,802,000
Accumulated depreciation and amortization	(4,591,000)	(2,231,000)
Total investments in real estate, net	309,669,000	285,571,000

Assets held for sale	5,330,000	6,543,000
Cash	6,251,000	8,501,000
Cash – restricted	4,924,000	8,229,000
Prepaid expenses	655,000	184,000
Accounts receivable	728,000	409,000
Investment in DST	2,821,000	2,821,000
Deposits	275,000	--
Other assets	53,000	685,000
Total assets	$330,706,000	$312,943,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $1.5 million and $1.9 million as of June 30, 2018 and December 31, 2017, respectively	$117,502,000	$123,770,000
Lines of credit, net of unamortized loan issuance costs of approximately $0.7 million and $0.5 million as of June 30, 2018 and December 31, 2017, respectively	41,859,000	22,302,000
Accounts payable and accrued liabilities	5,658,000	3,913,000
Security Deposit	139,000	202,000
Due to related parties	258,000	385,000
Deferred revenue	596,000	195,000
Total liabilities	166,012,000	150,767,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders' Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000) as of June 30, 2018 and December 31, 2017, respectively.	--	--
Preferred stock Series 1; $0.0001 par value, 97,000 shares authorized, 39,811 and 29,789 shares issued and outstanding (stated liquidation value of $ 39,811,000 and $29,789,000) as of June 30, 2018 and December 31, 2017, respectively.	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 6,550,199 and 6,532,009 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	--	--
Additional paid-in capital	185,032,000	177,598,000
Accumulated deficit	(23,070,000)	(18,173,000)
Total The Parking REIT, Inc. Shareholders' Equity	161,962,000	159,425,000
Non-controlling interest	2,732,000	2,751,000
Total equity	164,694,000	162,176,000
Total liabilities and equity	$330,706,000	$312,943,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended June 30		For the Six Months Ended June 30
	2018	2017	2018	2017
Revenues
Base rent income	$4,803,000	$2,029,000	$9,519,000	$3,534,000
Management agreement	--	--	--	518,000
Percentage rent income	391,000	507,000	766,000	507,000
Total revenues	5,194,000	2,536,000	10,285,000	4,559,000

Operating expenses
Property taxes	659,000	115,000	1,295,000	133,000
Property operating expense	428,000	43,000	736,000	391,000
Asset management expense – related party	855,000	257,000	1,687,000	494,000
General and administrative	1,818,000	323,000	4,846,000	651,000
Merger costs	--	647,000	--	772,000
Acquisition expenses	187,000	277,000	404,000	2,043,000
Acquisition expenses – related party	--	592,000	--	1,710,000
Depreciation and amortization	1,197,000	471,000	2,391,000	896,000
Total operating expenses	5,144,000	2,725,000	11,359,000	7,090,000

Income (loss) from operations	50,000	(189,000)	(1,074,000)	(2,531,000)

Other income (expense)
Interest expense	(2,219,000)	(1,053,000)	(4,167,000)	(1,849,000)
Distribution income – related party	--	47,000	--	99,000
Gain from sale of investment in real estate	1,009,000	--	1,009,000	--
Other Income	55,000	--	55,000	--
Income from DST	50,000	--	102,000	--
Income from investment in equity method investee	--	3,000	--	17,000
Total other expense	(1,105,000)	(1,003,000)	(3,001,000)	(1,733,000)

Net loss	(1,055,000)	(1,192,000)	(4,075,000)	(4,264,000)
Net income attributable to non-controlling interest	3,000	200,000	5,000	228,000
Net loss attributable to The Parking REIT, Inc.'s stockholders	$(1,058,000)	$(1,392,000)	$(4,080,000)	$(4,492,000)

Preferred stock distributions declared - Series A	(54,000)	(41,000)	(97,000)	(46,000)
Preferred stock distributions declared - Series 1	(688,000)	(14,000)	(1,211,000)	(14,000)
Net loss attributable to The Parking REIT, Inc.'s common stockholders	(1,800,000)	(1,447,000)	(5,388,000)	(4,552,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to The Parking REIT, Inc.'s common stockholders - basic and diluted	$(0.27)	$(0.57)	$(0.82)	$(1.83)
Distributions declared per common share	$--	$0.35	$0.12	$0.37
Weighted average common shares outstanding, basic and diluted	6,555,688	2,545,100	6,553,221	2,485,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For The Six Months Ended June 30, 2018
(UNAUDITED)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2017	32,651		$6,532,009	$--	$177,598,000	$(18,173,000)	$2,751,000	$162,176,000

Distributions to non-controlling interest	--	--	--	--	--	--	(24,000)	(24,000)
Issuance of common stock – DRIP	--	--	11,326	--	283,000	--	--	283,000
Issuance of preferred Series 1	10,022	--	--	--	9,090,000	--	--	9,090,000
Redeemed Shares			(25,815)		(631,000)		--	(631,000)
Distributions - Common	--	--	--	--	(817,000)	--		(817,000)
Distributions – Series A	--	--	--	--	(97,000)	--	--	(97,000)
Distributions – Series 1	--	--	--	--	(1,211,000)	--	--	(1,211,000)
Stock dividend	--	--	32,679	--	817,000	(817,000)	--	--
Net income (loss)	--	--	--	--	--	(4,080,000)	5,000	(4,075,000)
Balance, June 30, 2018	42,673		$6,550,199	$--	$185,032,000	$(23,070,000)	$2,732,000	$164,694,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net Loss	$(4,075,000)	$(4,264,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,391,000	896,000
Amortization of loan costs	492,000	210,000
Gain fromsale of investment in real estate	(1,009,000)	--
Income from investment in equity method investee	--	(17,000)
Distribution from MVP REIT	--	(99,000)
Distribution from DST	(102,000)	--
Changes in operating assets and liabilities
Due to/from related parties	(127,000)	(480,000)
Accounts payable	1,784,000	859,000
Loan Fees	(344,000)	167,000
Security deposits	338,000	--
Other assets	(43,000)	--
Assets held for sale	--	8,000
Deferred revenue	--	--
Accounts receivable	(319,000)	(87,000)
Prepaid expenses	(507,000)	(128,000)
Net cash used in operating activities	$(1,521,000)	$(2,935,000)
Cash flows from investing activities:
Purchase of investment in real estate	(28,938,000)	(81,200,000)
Investment in assets held for sale	--	(1,080,000)
Investment in DST	--	(2,821,000)
Building improvements	(3,031,000)	(1,329,000)
Fixed asset purchase	(63,000)	--
Proceeds from Investments	102,000	12,000
Proceeds from sale of investment in real estate	3,773,000	--
Deposits applied to purchase of investment in real estate	400,000	4,216,000
Investment in cost method investee	--	(8,000)
Investment in cost method investee – held for sale	--	(2,000)
Investment in equity method investee	--	(50,000)
Proceeds from non-controlling interest	--	5,075,000
Net cash used in investing activities	(27,757,000)	(77,187,000)
Cash flows from financing activities
Proceeds from note payable	5,488,000	66,422,000
Payments on note payable	(1,018,000)	(390,000)
Proceeds from line of credit	23,100,000	29,243,000
Payments made on line of credit	(10,440,000)	(19,813,000)
Loan fees paid	--	(937,000)
Distribution to non-controlling interest	(24,000)	(1,686,000)
Distribution from investment in cost method investee	--	13,000
Distribution from investment in equity method investee	--	195,000
Proceeds from issuance of common stock	--	5,516,000
Proceeds from issuance of preferred stock	9,090,000	5,019,000
Redeemed shares	(631,000)	--
Dividends paid to stockholders	(1,842,000)	(981,000)
Net cash provided by financing activities	23,723,000	82,601,000
Net change in cash and cash equivalents and restricted cash	(5,555,000)	2,479,000
Cash cash and cash equivalents and restricted cash, beginning of period	16,730,000	4,985,000
Cash cash and cash equivalents and restricted cash, end of period	$11,175,000	$7,464,000

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$8,501,000	$4,885,000
Restricted cash at beginning of period	8,229,000	100,000
Cash and cash equivalents and restricted cash at beginning of period	$16,730,000	$4,985,000

Cash and cash equivalents at end of period	$6,251,000	$2,692,000
Restricted cash at end of period	4,924,000	4,772,000
Cash and cash equivalents and restricted cash at end of period	$11,175,000	$7,464,000

Supplemental disclosures of cash flow information:
Interest Paid	$3,672,000	$1,639,000
Non-cash investing and financing activities:
Distributions - DRIP	$283,000	$217,000
Dividend shares	$817,000	$921,000
Dividends declared not yet paid	$250,000	$4,216,000
Deposits applied to purchase of investment in real estate	$2,260,000	$2,000,000
Payments on note payable through sale of investment in real estate	$(11,092,000)	$--
Proceeds on line of credit through sale of investment in real estate	$7,103,000	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE PARKING REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(UNAUDITED)

Note A — Organization and Business Operations

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the "Company"), is a Maryland corporation formed on May 4, 2015 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes upon the filing of the federal tax return for the year ended December 31, 2017. The Company believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2017; however, if the Company is unable to satisfy the requirements for REIT qualification for the year ended December 31, 2017, the Company will continue to operate as a C corporation for U.S. federal income tax purposes. As of December 31, 2016, the Company ceased all selling efforts for the initial public offering (the "Common Stock Offering") of its common stock, $0.0001 par value per share, at $25.00 per share, pursuant to a registration statement on Form S-11 (No. 333-205893) filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. The Company raised approximately $61.3 million in the Common Stock Offering before payment of deferred offering costs of approximately $1.1 million, contribution from the Sponsor of approximately $1.1 million and cash distributions of approximately $1.8 million. The Company has also registered $50 million in shares of common stock for issuance pursuant to a distribution reinvestment plan (the "DRIP"), under which common stockholders may elect to have their distributions reinvested in additional shares of common stock at the current price of $25.00 per share.

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

As part of the Company's initial capitalization, 8,000 shares of common stock were sold for $200,000 to MVP Capital Partners II, LLC (the "Sponsor"), the Company's sponsor. The Sponsor is owned 60% by Vestin Realty Mortgage II, Inc. ("VRM II"), and 40% by Vestin Realty Mortgage I, Inc. ("VRM I"). Both VRM II and VRM I are Maryland corporations that trade on the OTC pink sheets and were managed by Vestin Mortgage, LLC, a Nevada limited liability company wholly owned by Michael Shustek ("Vestin Mortgage"), prior to being internalized in January 2018.

The Company's advisor is MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the "Advisor"), a Nevada limited liability company, which is owned 60% by VRM II and 40% by VRM I.  The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to a second amended and restated advisory agreement between the Company and the Advisor (the "Amended and Restated Advisory Agreement"), which became effective upon consummation of the Merger (as such term is defined below). As of August 10, 2018, the Company had no paid employees.

As previously disclosed, the Company's board of directors unanimously authorized a suspension of cash distributions and stock dividends to holders of common stock, effective as of March 22, 2018.  The Company is focused on preserving capital in order to maintain sufficient liquidity to continue to operate the business and maintain compliance with debt covenants, including minimum liquidity covenants and to seek to enhance value for stockholders through potential future acquisitions. The Company expects that cash retained by the suspension of cash distributions will allow the Company to continue to pursue investment opportunities while also preparing for a possible liquidity event in the future. The Company's board will continue to evaluate the Company's performance and expects to assess the Company's distribution policy quarterly.  There can be no assurance that the Company will resume payment of distributions to common stockholders at any time in the future, that any acquisitions will be completed on an attractive basis, or at all, or that any liquidity event will occur or when such event may occur.

From inception through June 30, 2018, the Company has paid approximately $3.8 million in distributions, including issuing 83,437 shares of its common stock as DRIP shares, issuing 153,827 shares of its common stock as dividend in distributions to the Company's common stockholders, all of which have been paid from offering proceeds and constituted a return of capital. If the Company resumes the payment of distributions, the Company may continue to pay distributions from sources other than cash flow from operations, including proceeds from the Common Stock Offering and other stock sales, the sale of assets or borrowings.  The Company has no limits on the amounts it may pay from such sources. If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted.

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

At the effective time of the Merger, each share of MVP I common stock, par value $0.001 per share, that was issued and outstanding immediately prior to the Merger (the "MVP I Common Stock"), was converted into the right to receive 0.365 shares of Company common stock. A total of approximately 3.9 million shares of Company common stock were issued to former MVP I stockholders, and former MVP I stockholders, immeadiately following the Merger, owned approximately 59.7% of the Company's common stock. The Company was subsequently renamed "The Parking REIT, Inc." as set forth in the articles of amendment in connection with the Merger.

Capitalization

As of June 30, 2018, the Company had 6,550,199 shares of common stock issued and outstanding. On  December 31, 2016, the Company ceased all selling efforts for the Common Stock Offering of its common stock. The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to the Sponsor for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series A"). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company's common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and had 2,862 Series A shares issued and outstanding as of June 30, 2018.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the "Series 1"). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company's common stock to accredited investors, and closed the offering on January 31, 2018.  The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding as of June 30, 2018.

To comply with the Company's amended credit agreement, the Company will redeem all of the outstanding shares of the Series A preferred stock and Series 1 preferred stock and pay the entire redemption price in the form of shares of the Company common stock, within 30 days after the completion of the listing of the Company's common stock on a national securities exchange. As further described in the section entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Capital Resources," the Company filed a listing application on July 13, 2018 and the terms of its amended credit agreement require the Company to complete the listing by September 30, 2018, although no assurances can be given that a listing will be completed within such timeframe or at all.

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

For the three and six months ended June 30, 2018, 18,179 and 25,815 shares had been redeemed, repectively.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The condensed consolidated balance sheet as of December 31, 2017 contained herein has been derived from the audited financial statements as of December 31, 2017, but does not include all disclosures required by GAAP.

Consolidation

The Company's condensed consolidated financial statements include its accounts, the accounts of the Company's assets that were sold during 2017 (as applicable), the accounts of its subsidiaries, Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation.

MVP PF Ft. Lauderdale 2013, LLC	MVP Clarksburg Lot, LLC
MVP PF Kansas City 2013, LLC	MVP Denver Sherman 1935, LLC
MVP PF Memphis Poplar 2013, LLC	MVP Bridgeport Fairfield Garage, LLC
MVP PF Memphis Court 2013, LLC	West 9th Street Properties II, LLC
MVP PF St. Louis 2013, LLC	MVP San Jose 88 Garage, LLC
Mabley Place Garage, LLC	MCI 1372 Street, LLC
MVP Denver Sherman, LLC	MVP Cincinnati Race Street, LLC
MVP Fort Worth Taylor, LLC	MVP St. Louis Washington, LLC
MVP Milwaukee Old World, LLC	MVP St. Paul Holiday Garage, LLC
MVP St. Louis Convention Plaza, LLC	MVP Louisville Station Broadway, LLC
MVP Houston Saks Garage, LLC	White Front Garage Partners, LLC
MVP St. Louis Lucas, LLC	Cleveland Lincoln Garage, LLC
MVP Milwaukee Wells, LLC	MVP Houston Preston, LLC
MVP Wildwood NJ Lot, LLC	MVP Houston San Jacinto Lot, LLC
MVP Indianapolis City Park, LLC	MVP Detroit Center Garage, LLC
MVP KC Cherry Lot, LLC	St Louis Broadway, LLC
MVP Indianapolis WA Street Lot, LLC	St Louis Seventh & Cerre, LLC
Minneapolis City Parking, LLC	MVP Preferred Parking, LLC
MVP Minneapolis Venture, LLC	MVP Raider Park Garage, LLC
MVP Indianapolis Meridian Lot, LLC	MVP New Orleans Rampart, LLC
MVP Milwaukee Clybourn, LLC	MVP Hawaii Marks Garage, LLC
MVP Milwaukee Arena Lot, LLC

Under GAAP, the Company's condensed consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures in which the Company is the primary beneficiary, or in which the Company has a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, the Company's management considers factors such as an entity's purpose and design and the Company's ability to direct the activities of the entity that most significantly impacts the entity's economic performance, ownership interest, board representation, management representation, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity's expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investees' earnings or losses is included in other income in the accompanying condensed consolidated statements of operations. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

Concentration

The Company had fifteen parking tenants as of June 30, 2018 and nine parking tenants as of June 30, 2017. One tenant, SP Plus Corporation (Nasdaq: SP) ("SP+"), represented 55.7% and 55.1% of the Company's base parking rental revenue for the six months ended June 30, 2018 and 2017, respectively.

SP+ is one of the largest providers of parking management in the United States.  As of June 30, 2018, SP+ managed approximately 3,600 locations in North America.

Below is a table that summarizes parking rent by tenant:

	For The Six Months Ended June 30,
Parking Tenant	2018	2017
SP +	55.7%	55.1%
iPark Services	13.5%	5.4%
ABM**	6.1%	3.6%
ISOM Mgmt	4.3%	--
Premier Parking	3.7%	8.7%
Interstate Parking	2.9%	6.7%
Denison	2.5%	--
342 N. Rampart	2.5%	--
Lanier**	2.4%	3.7%
St. Louis Parking	2.2%	4.2%
BEST PARK	1.5%	--
PCAM, LLC	1.4%	--
Riverside Parking	1.0%	2.5%
Denver School	0.2%	--
Secure	0.1%	--
Miller Parking*	--	10.1%

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

In addition, the Company had concentrations in various cities based on parking rental revenue for the six months ended June 30, 2018 and 2017, as well as concentrations in various cities based on the real estate the Company owned as of June 30, 2018 and December 31, 2017. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For The Six Months Ended June 30,
	2018	2017
Detroit	18.4%	46.5%
Houston	13.5%	5.4%
Fort Worth	8.2%	--
Cincinnati	7.7%	4.1%
Indianapolis	6.5%	--
St. Louis	6.5%	6.3%
Cleveland	5.4%	12.7%
Lubbock	4.3%	--
Minneapolis	4.3%	--
Nashville	3.8%	8.7%
Milwaukee	3.6%	--
St Paul	2.9%	6.7%
New Orleans	2.5%	--
San Jose	2.4%	6.5%
Bridgeport	2.1%	--
Canton	1.8%	0.6%
Memphis	1.6%	--
Louisville	1.0%	2.5%
Kansas City	0.9%	--
Ft. Lauderdale	0.9%	--
Denver	0.8%	--
Wildwood	0.4%	--
Clarksburg	0.3%	--
Honolulu	0.2%	--

Real Estate Investment Concentration by City
	As of June 30, 2018	As of December 31, 2017
Detroit	17.7%	19.3%
Houston	11.8%	13.0%
Fort Worth	8.8%	9.7%
Cincinnati	8.6%	9.0%
Honolulu	6.7%	--
Indianapolis	5.8%	6.4%
Cleveland	5.2%	5.6%
Minneapolis	4.4%	5.8%
St Louis	4.4%	4.9%
Milwaukee	3.8%	4.2%
Nashville	3.7%	4.0%
Lubbock	3.5%	3.9%
St Paul	2.7%	2.9%
Bridgeport	2.6%	2.9%
New Orleans	2.6%	--
Memphis	1.6%	1.7%
San Jose	1.2%	1.2%
Fort Lauderdale	1.1%	1.2%
Denver	1.0%	1.1%
Louisville	1.0%	1.1%
Kansas City	0.9%	1.0%
Wildwood	0.5%	0.6%
Clarksburg	0.2%	0.3%
Canton	0.2%	0.2%

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

Cash

The Company maintains the majority of its cash at KeyBank. The balances are insured by the Federal Deposit Insurance Corporation under the same ownership category of $250,000. As of June 30, 2018 and December 31, 2017, the Company had approximately $1.7 million and $5.6 million, respectively, in excess of the federally-insured limits. As of June 30, 2018, the Company has not experienced any losses on cash deposits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred. During the three and six months ended June 30, 2018 and 2017, the Company had no advertising costs.

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

Income Taxes

The Company has been organized and conducts its operations to qualify as a REIT under Sections 856 to 860 of the Code.  The Company intends to qualify as a REIT commencing with the taxable year ending December 31, 2017. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company's REIT taxable income may substantially exceed or be less than the Company's net income as determined based on GAAP because differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing costs, capital gains and losses and deferred income.

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

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three and six months ended June 30, 2018 and 2017.

There is a potential for dilution from the Company's Series A Convertible Redeemable Preferred Stock which may be converted upon a holder's election into the Company's common stock at any time beginning upon the earlier of (i) 90 days after the occurrence of a listing event or (ii) the second anniversary of the final closing of the offering (whether or not a listing event has occurred).  As of June 30, 2018, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding.

There is a potential for dilution from the Company's Series 1 Convertible Redeemable Preferred Stock which may be converted upon a holder's election into the Company's common stock at any time beginning upon the earlier of (i) 45 days after the occurrence of a listing event or (ii) April 7, 2019 (whether or not a listing event has occurred). As of June 30, 2018, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding.

Each share of Series A preferred stock and Series 1 preferred stock will convert into the number of shares of the Company's common stock determined by dividing (i) the stated value per Series A share or Series 1 share of $1,000 (as may be adjusted pursuant to the applicable articles supplementary) plus any accrued but unpaid dividends to, but not including, the conversion date by (ii) the conversion price. The conversion price is equal to 100% or, if the conversion notice is received on or prior to December 1, 2017 (for Series 1 shares) or on or prior to the day immediately preceding the first anniversary of the issuance of such share (for Series A shares), 110% of the volume weighted average price per share of the Company's common stock for the 20 trading days prior to the delivery date of the conversion notice; provided that if the Company's common stock is not then traded on a national securities exchange, the conversion price will be equal to the net asset value per share of the Company's common stock. The Company will have the right (but not the obligation) to redeem any Series A or Series 1 shares that are subject to a conversion notice on the terms set forth in the applicable articles supplementary.

There is also potential for dilution in the event that the Company completes the contemplated redemption ofs all of the outstanding shares of the Series A preferred stock and Series 1 preferred stock and pays entire redemption price in the form of shares of the Company's common stock, within 30 days after the completion of the listing of the Company's common stock on a national securities exchange in order to comply with the terms of its amended credit agreement, as further described in "Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Capital Resources."

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

The SRP will be terminated if the Company's shares become listed for trading on a national securities exchange or if the Company's board of directors determines that it is in the Company's best interest to terminate the SRP. As further described in the section entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Capital Resources," the Company filed an application to list its shares on national securities exchange on July 13, 2018, and intends to complete the listing by September 30, 2018, although no assurances can be given that a listing will be completed within such timeframe or at all.

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

For the three and six months ended June 30, 2018, 18,179 and 25,815 shares, respectively, had been redeemed. No shares have been redeemed subsequent to June 30, 2018.

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

On May 29, 2018, the Company filed a Current Report on Form 8-K stating that the Company's board of directors suspended its SRP, other than for repurchases in connection with a shareholder's death. In accordance with the SRP, the suspension of the SRP took effect on June 28, 2018, which is 30 days after the date of the Form 8-K providing notice of the suspension.  The Company plans to utilize the cash savings to further its business operations. If a listing of the Company's common stock does not occur, the Company's Board of Directors may in the future reinstate the SRP, although there is no assurance as to if or when this will happen.

Distribution Reinvestment Plan

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Common Stock Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. The Company has issued a total of 83,437 shares of common stock under the DRIP as of June 30, 2018. The Company suspended payment of distributions on March 22, 2018 and as such there are currently no distributions to invest in the DRIP.

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

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters.  During the Company's due diligence of a property, purchased on December 15, 2017 and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site's historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company's use of the property as a parking lot. As of June 30, 2018, management does not anticipate a material adverse effect related to this environmental matter. As of June 30, 2018, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate and Fixed Assets

As of June 30, 2018, the Company had the following Investments in Real Estate that were consolidated on the Company's balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant

MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,823,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,050,000	SP +
MVP San Jose 88 Garage	San Jose, CA	6/15/2016	Garage	328	1.33	N/A	$3,825,000	Lanier
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$5,558,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$3,000,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,672,000	Premier Parking
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$7,406,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	iPark Services
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	iPark Services
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,306,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking	Houston, TX	8/1/2017	Garage	500	0.75	784	$20,500,000	iPark Services
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,030,000	ISOM Management
MVP PF Ft. Lauderdale	Ft. Lauderdale, FL	12/15/2017	Lot	66	0.75	4,017	$3,423,000	SP +
MVP PF Memphis Court	Memphis, TN	12/15/2017	Lot	37	0.41	N/A	$1,208,000	SP +
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	125	0.86	N/A	$3,735,000	Best Park
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	179	1.22	N/A	$5,145,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,182,000	SP +
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School

(Table continued)
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	SP +
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,391,000	iPark Services
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	100	0.95	N/A	$5,083,000	PCAM, LLC
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$745,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$886,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,841,000	ABM
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	201	2.48	N/A	$4,012,000	SP +
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	270	1.98	N/A	$9,838,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	SP +
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM
MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	308	0.77	16,205	20,832,000	SP +
Construction in progress							$3,469,000
Software							$63,000
Total Investment in real estate and fixed assets							$314,260,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are held by MVP Wildwood NJ Lot, LLC.

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

Ownership of Company Stock

During May 2017, VRM II acquired approximately 35,000 shares of the Company's common stock from third party investors in exchange for various trust deed investments. During the six months ending June 30, 2018 and 2017, VRM II received approximately $33,000 and $8,000, respectively, in distributions in accordance with the Company's DRIP program.

During November 2017, Corporate Center Sunset Holdings, an entity owned by VRM I and VRM II, acquired 1,039,620 shares pursuant to a membership purchase agreement unrelated to the Company. As of June 30, 2018 Corporate Center Sunset Holdings had distributed all acquired shares to VRM I and VRM II.

As of June 30, 2018, the Sponsor owned 9,108 shares, VRM I owned 136,834 shares and VRM II owned 364,960 shares of the Company's outstanding common stock.

Ownership of MVP REIT

Prior to the Merger, the Company held 476,784 shares of MVP REIT common stock. Upon completion of the Merger, these shares were retired. During the three and six months ended June 30, 2017, MVP REIT paid the Company approximately $47,000 and $99,000, respectively, in stock distributions. In addition, the Company received 9,472 shares of MVP I Common Stock in accordance with its DRIP program.

Ownership of the Advisor

VRM I and VRM II own 40% and 60%, respectively, of the Advisor. Neither VRM I nor VRM II paid any up-front consideration for these ownership interests, but each agreed to be responsible for its proportionate share of future expenses of the Advisor. The operating agreement of the Advisor provides that once VRM I and VRM II have been repaid in full for any capital contributions to the Advisor or for any expenses advanced on the Advisor's behalf, or capital investment, and once they have received an annualized return on their capital investment of 7.5%, then Michael Shustek will receive 40% of the net profits of the Advisor.  Michael Shustek has waived his rights to receive the 40% net profits of the Advisor

Fees Paid in Connection with the Offering – Preferred Stock

In connection with the private placement of the Series A and Series 1 preferred stock, the Company may pay selling commissions of up to 6.0% of gross offering proceeds from the sale of shares in the private placements, including sales by affiliated and non-affiliated selling agents. During the six months ended June 30, 2018, the Company paid approximately $0.8 million, in selling commissions, of which $0.2 million were paid to affiliated selling agents.

The Company may pay non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses of up to 2.0% of gross offering proceeds. The Company may also pay a dealer manager fee to MVP American Securities, LLC ("AMS") of up to 2.0% of gross offering proceeds from the sale of the shares in the private placements as compensation for acting as dealer manager. During the six months ended June 30, 2018, the Company paid approximately $0.2 million to AMS as compensation.

Fees Paid in Connection with the Operations of the Company

Starting on December 15, 2017, in connection with the Merger, all of the following fees were terminated except for a 1.1% asset management fee.

Prior to the Merger, the Advisor or its affiliates received an acquisition fee of 2.25% of the purchase price of any real estate provided, however, the Company did not pay any fees when acquiring loans from affiliates. In accordance with the amended and restated advisory agreement there were zero acquisition fees for the three and six months ended June 30, 2018.

Prior to the Merger, the Advisor or its affiliates received a monthly asset management fee at an annual rate equal to 1.0% of the cost of all the assets then held by the Company. Currently, the Advisor or its affiliates receives an asset management fee at a rate equal to 1.1% of the cost of all assets held by the Company, or the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. From and after May 29, 2018 (or the Valuation Date), the asset management fee shall be calculated based on the lower of the value of the Company's assets and their historical cost. Asset management fees for the three and six months ended June 30, 2018 were approximately $0.9 million and $1.7 million, respectively. Asset management fees for the three and six months ended June 30, 2017 were approximately $0.3 million and $0.5 million, respectively.

The Company was to reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which the Company made its first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company's independent directors.  The Company was not to reimburse the Advisor for personnel costs in connection with services for which the Advisor received a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company's executive officers. In addition, the Company was not to reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items. During the three and six months ended June 30, 2018, approximately $0.7 and $1.5 million, respectively, in operating expenses were incurred by the Company reimbursable to the Advisor.  During the three and six months ended June 30, 2017 no operating expenses had been reimbursed to the Advisor.

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

For substantial assistance in connection with the sale of investments, as determined by the independent directors, the Company was to pay the Advisor or its affiliate the lesser of (i) 3.0% of the contract sale price of each real estate-related secured loan or other real estate investment or (ii) 50% of the customary commission which would be paid to a third-party broker for the sale of a comparable property. The amount paid, when added to the sums paid to unaffiliated parties, was not to exceed either the customary commission or an amount equal to 6.0% of the contract sales price. The disposition fee was to be paid concurrently with the closing of any such disposition of all or any portion of any asset. During the three and six months ended June 30, 2018 and 2017, no disposition fees have been earned by the Advisor.

After the Company's stockholders had received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return, then the Advisor was entitled to receive 15.0% of the remaining proceeds. The Company was to pay this subordinated performance fee only upon one of the following events: (i) if the Company's shares were listed on a national securities exchange; (ii) if the Company's assets were sold or liquidated; (iii) upon a merger, share exchange, reorganization or other transaction pursuant to which the Company's investors receive cash or publicly-traded securities in exchange for their shares; or (iv) upon termination of the Company's advisory agreement. During the three and six months ended June 30, 2018 and 2017, no subordinated performance fees have been earned by the Advisor.

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

The Company's board of directors may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company's board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the long-term incentive plan will be effective without the approval of the Company's stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the three and six months ended June 30, 2018 and 2017, no grants have been made under the long-term incentive plan.

Note H – Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. The Company adopted ASU 2014-09 using the modified retrospective transition method in the first quarter of 2018 and such adoption did not have a material impact on the Company's condensed consolidated financial statements. The adoption of this standard did not require any adjustments to the opening balance of retained earnings as of January 1, 2018.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by this ASU. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 in the first quarter of 2018 and such adoption did not have a material impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted.  The Company has determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases. The Company is currently evaluating whether or not the adoption of ASU 2014-09 will have a material effect on the Company's condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-13 will have on the Company's condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statements of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The standard permits the use of either the retrospective or cumulative effect transition method. This update will become effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-18 in the first quarter of 2018 and such adoption had no material impact on the Company's condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This update will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years.  The Company adopted ASU 2016-18 beginning in the first quarter of 2018. The effect of ASU 2017-01 on the Company's condensed consolidated financial statements is dependant upon the value and quantitiy of acquisitions duriing the year.

In May 2017, the FASB issued Accounting Standards Update ASU 2017-09, Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting.  The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2017-09  and such adoption did not have a material impact on the Company's condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of ASU 2017-12 is to expand hedge accounting for both financial (interest rate) and commodity risks and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the impact that the implementation of ASU 2017-12 will have on the Company's condensed consolidated financial statements.

Note I – Acquisitions

The following table is a summary of the acquisitions for the six months ended June 30, 2018.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Property Purchase Price
MVP New Orleans Rampart, LLC	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000
MVP Hawaii Marks Garage, LLC	Honolulu, HI	6/21/2018	Garage	308	0.77	16,205	$20,832,000

The following table is a summary of the allocated acquisition value of all properties acquired by the Company for the six months ended June 30, 2018.

	Assets
	Land and Improvements	Building and improvements	Total assets acquired
MVP New Orleans	$8,105,000	$--	$8,105,000	*
MVP Hawaii Marks Garage	$9,117,000	$11,715,000	$20,832,000	*

*Includes acquisition and closing costs

The following table presents the results of operations of the acquired properties for the three and six months ended June 30, 2018:

	For The Three Months Ended June 30, 2018		For The Six Months Ended June 30, 2018
	Total Revenues	Net Income	Total Revenues	Net Income
2018 acquisitions	$175,000	$163,000	$268,000	$256,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2018 and 2017 and assumes that the acquisitions were completed as of January 1, 2017.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
Revenues from continuing operations	$5,404,000	$2,913,000	$10,778,000	$5,312,000
Net income (loss) from continuing operations	$(866,000)	$(1,036,000)	$(3,625,000)	$(3,779,000)
Net income (loss) from continuing operations per share – basic	$(0.13)	$(0.41)	$(0.55)	$(1.52)
Net income (loss) from continuing operations per share – diluted	$(0.13)	$(0.41)	$(0.55)	$(1.52)

Note J — Assets held for sale

As of December 31, 2016, the Company had an 87.09% ownership interest in one property that was listed as held for sale, with a carrying value of approximately $6.1 million.  This property was acquired on January 6, 2016, along with MVP REIT II, with the purchase of two parking lots located in Minneapolis, Minnesota.  This property is accounted for at the fair value based on an appraisal.  During June 2016, Minneapolis Venture entered into a PSA to sell the 10th Street lot "as is" to a third party for approximately $6.1 million.  During October 2016, the PSA was cancelled.  During February 2017, the Company entered into a letter of intent to sell a portion of the property (approximately 2.2 acres) to an unrelated third party for $3.0 million.  Carrying value of held for sale portion is approximately $2.5 million.  The remaining portion of the property will be reported as held for use.

As of June 30, 2018, the Company had an 100% ownership interest in two properties located in Kansas City, Missouri, that were listed as held for sale, with a combined carrying value of approximately $2.8 million. MVP PF Kansas City 2013, LLC (MVP Kansas City) and MVP KC Cherry Lot, LLC (MVP KC Cherry) were acquired by the Company on December 15, 2017, through the merger with MVP I.

The following is a summary of the results of operations related to the assets held for sale for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$46,949	$45,916	$93,898	$91,831
Expenses	(90,094)	(77,124)	(167,994)	(156,565)
Loss from assets held for sale, net of income taxes	$(43,145)	$(31,209)	$(74,097)	$(64,734)

Note K – Disposition Investments in Real Estate

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$146,267	$166,676	$303,860	$267,926
Expenses	(25,177)	(25,151)	(50,351)	(75,069)
Income from disposed assets, net of income taxes	$121,091	$141,525	$253,509	$192,858

Note L — Line of Credit

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
•
the Company filed to list and register its common stock on a recognized exchange in the United States on July 13, 2018, and intends to obtain approval of such listing application by August 31, 2018 and complete the listing by September 30, 2018;

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

•	prior to the retirement of the WC Revolving Credit Facility, management fees paid by the Company to the Advisor shall not exceed $200,000 per quarter.

Note M — Notes Payable

As of June 30, 2018, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 6/30/2018	Lender	Term	Interest Rate	Loan Maturity
West 9th Properties II, LLC	$5,300,000	$30,000	$5,101,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$30,661,000	Bank of America	10 year	5.52%	2/1/2027
MVP San Jose 88 Garage	$1,645,000	Interest Only	$1,645,000	Multiple (4)	1 Year	7.50%	6/3/2019
MVP Cincinnati Race St.	$2,550,000	Interest Only	$2,550,000	Multiple (5)	1 Year	7.50%	3/25/2019
MVP St Louis Washington, LLC (1)	$1,380,000	Interest Only	$1,380,000	KeyBank	10 year *	4.90%	5/1/2027
St Paul Holiday Garage, LLC (1)	$4,132,000	Interest Only	$4,132,000	KeyBank	10 year *	4.90%	5/1/2027

Cleveland Lincoln Garage, LLC (1)	$3,998,000	Interest Only	$3,999,000	KeyBank	10 year *	4.90%	5/1/2027

MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC (1)	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Ft. Lauderdale loan pool (3)	$4,300,000	$25,000	$3,883,000	KeyBank	5 Year	4.94%	2/1/2019
Mabley Place	$9,000,000	$44,000	$8,445,000	Barclays	10 year	4.25%	12/6/2024
Denver Sherman (1)	$286,000	Interest Only	$286,000	KeyBank	10 year **	4.90%	5/1/2027
Ft. Worth	$13,150,000	$73,000	$12,683,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
Houston Saks Garage	$3,650,000	$20,000	$3,402,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
MVP Wildwood	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	4/1/2019
Indianapolis Meridian (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	Interest Only	$2,142,000	KeyBank	10 year **	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	Interest Only	$762,000	KeyBank	10 year **	4.90%	5/1/2027
Minneapolis City Parking	$5,250,000	$29,000	$4,991,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
Bridgeport Fairfield	$4,400,000	$23,000	$4,196,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
The Parking REIT D&O Insurance	$390,000	$28,000	$206,000	First Insurance Funding	1 Year	3.70%	4/3/2019
Less unamortized loan issuance costs			$(1,541,000)
			$117,502,000

(1)
The Company issued a promissory note to KeyBank for $12.7 million secured by a pool of properties, including (i) MVP Denver Sherman, LLC, (ii) MVP Denver Sherman 1935, LLC, (iii) MVP Milwaukee Arena, LLC, (iv) MVP St. Louis Washington, LLC, (v) St Paul Holiday Garage, LLC and (vi) Cleveland Lincoln Garage Owners, LLC.

(2)
The Company issued a promissory note to Cantor Commercial Real Estate Lending, L.P. ("CCRE") for $16.25 million secured by a pool of properties, including (i) MVP Indianapolis Meridian Lot, LLC, (ii) MVP Louisville Station Broadway, LLC, (iii) MVP White Front Garage Partners, LLC, (iv) MVP Houston Preston Lot, LLC, (v) MVP Houston San Jacinto Lot, LLC, (vi) St. Louis Broadway Group, LLC, and (vii) St. Louis Seventh & Cerre, LLC.

(3)	Secured by four properties facilities, including (i) MVP PF Ft. Lauderdale 2013, LLC, (ii) MVP PF Memphis Court 2013, LLC, (iii) MVP PF Memphis Poplar 2013, LLC and (iv) MVP PF St. Louis 2013, LLC).

  * 2 Year Interest Only
** 10 Year Interest Only

The following table shows notes payable that had been paid in full during the six months ending June 30, 2018.

Property	Original Debt Amount	Monthly Payment	Balance as of 6/30/18	Lender	Term	Interest Rate	Loan Maturity
St. Louis Lucas (1)(3)	$3,490,000	$20,000	--	Key Bank	10 year	4.59%	2/1/2026
Indianapolis Garage (2)(3)	$8,200,000	$46,000	--	Key Bank	10 year	4.59%	2/1/2026

(1)	Secured by three properties, including (i) MVP St. Louis Convention, (ii) MVP St. Louis Lucas and (iii) MVP KC Cherry.
(2)	Secured by two properties, including (i) MVP Indy City Park and (ii) MVP Indy WA Street.
(3)
Loans were defeased through sale of St Louis Lucas and Indianapolis Garage loans.  MVP Indy City Park and MVP Indy WA Street were added to the KeyBank Borrowing Base revolving credit facility, drawing approximately $8.7 million, of which approximately $1.6 million was used to pay down the KeyBank Working Capital revolving credit facility.  MVP KC Cherry is unencumbered as of June 30, 2018.

Total interest expense incurred for the six months ended June 30, 2018, was approximately $3.7 million. Total loan amortization cost for the six months ended June 30, 2018, was approximately $0.5 million.

As of June 30, 2018, future principal payments on the notes payable are as follows:

2018	$1,034,000
2019	10,804,000
2020	1,954,000
2021	2,058,000
2022	2,252,000
Thereafter	100,941,000
Less unamortized loan issuance costs	(1,541,000)
Total	$117,502,000

Note N — Fair Value

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

Note O – Investment In DST

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

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the "St. Louis Master Lease"), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of MVP Realty, as tenant, (the "St. Louis Master Tenant").  St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC.  The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold.  The Company will be entitled to its proportionate share of the rent payments based on its ownership interest.  Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses.  Distributions to the Company for the three and six months ended June 30, 2018 totaled approximately $50,000 and $102,000, respectively.

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

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

June 30, 2018
(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000
Cash	45,000
Cash – restricted	10,000
Prepaid expenses	3,000
Total assets	$11,570,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance cost of $59,633	$5,940,000
Accounts payable and accrued liabilities	60,000
Due to related party	39,000
Total liabilities	6,039,000
Equity
Member's equity	6,129,000
Offering costs	(574,000)
Accumulated earnings	416,000
Distributions to members	(440,000)
Total equity	5,531,000
Total liabilities and equity	$11,570,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For The Three Months Ended June 30, 2018	For The Six Months Ended June 30, 2018
Revenue	$183,000	$365,000
Expenses	(90,000)	(174,000)
Net income	93,000	191,000

Note P —Preferred Stock and Warrants

The Company reviewed the relevant ASC's, specifically ASC 480 – Distinguishing Liabilities From Equity and ASC 815 – Derivatives and Hedging, in connection with the presentation of the Series A and Series 1 preferred stock. Below is a summary of the Company's preferred stock offerings.

Series A Preferred Stock

On November 1, 2016, the Company commenced an offering of up to $50 million in shares of the Company's Series A Convertible Redeemable Preferred Stock ("Series A"), par value $0.0001 per share, together with warrants to acquire the Company's common stock, in a Regulation D 506(c) private placement to accredited investors. In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company closed the offering on March 24, 2017 and raised approximately $2.5 million, net of offering costs, in the Series A private placements.

The holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. Since a Listing Event, as defined in the charter, did not occurred by March 31, 2017, the cash dividend rate has been increased to 7.50%, until a Listing Event at which time, the annual dividend rate will be reduced to 5.75% of the Stated Value.  Based on the number of Series A shares outstanding at June 30, 2018, the increased dividend rate would cost the Company approximately $13,000 more per quarter in Series A dividends.

Subject to the Company's redemption rights as described below, each Series A share will be convertible into shares of the Company's common stock, at the election of the holder thereof by written notice to the Company (each, a "Series A Conversion Notice") containing the information required by the charter, at any time beginning upon the earlier of (i) 90 days after the occurrence of a Listing Event or (ii) the second anniversary of the final closing of the Series A offering (whether or not a Listing Event has occurred). Each Series A share will convert into a number of shares of the Company's common stock determined by dividing (i) the sum of (A) 100% of the Stated Value, initially $1,000, plus (B) any accrued but unpaid dividends to, but not including, the date of conversion, by (ii) the conversion price for each share of the Company's common stock (the "Series A Conversion Price") determined as follows:

•
Provided there has been a Listing Event, if a Series A Conversion Notice with respect to any Series A share is received on or prior to the day immediately preceding the first anniversary of the issuance of such share, the Series A Conversion Price will be equal to 110% of the volume weighted average price per share of the common stock of the Company (or its successor) for the 20 trading days prior to the delivery date of the Series A Conversion Notice.

•
Provided there has been a Listing Event, if a Series A Conversion Notice with respect to any Series A share is received after the first anniversary of the issuance of such share, the Series A Conversion Price will be equal to the volume weighted average price per share of the common stock of the Company (or its successor) for the 20 trading days prior to the delivery date of the Series A Conversion Notice.

•
If a Series A Conversion Notice with respect to any Series A share is received on or after the second anniversary of the final closing of the Series A offering, and at the time of receipt of such Series A Conversion Notice, a Listing Event has not occurred, the Series A Conversion Price  will be equal to 100% of the Company's net asset value per share,.

If and when the Amended Charter becomes effective, the date by which holders of Series A must provide notice of conversion will be changed from the day immediately preceding the first anniversary of the issuance of such share to December 31, 2017. This change will conform the terms of the Series A with the terms of the Series 1 with respect to conversions.

At any time, from time to time, after the 20th trading day after the date of a Listing Event, the Company (or its successor) will have the right (but not the obligation) to redeem, in whole or in part, the Series A at the redemption price equal to 100% of the Stated Value, initially $1,000 per share, plus any accrued but unpaid dividends if any, to and including the date fixed for redemption. If the Company (or its successor) chooses to redeem any Shares, the Company (or its successor) has the right, in its sole discretion, to pay the redemption price in cash or in equal value of common stock of the Company (or its successor), based on the volume weighted average price per share of the common stock of the Company (or its successor) for the 20 trading days prior to the redemption, in exchange for the Series A. The Company (or its successor) also will have the right (but not the obligation) to redeem all or any portion of the Series A subject to a Series A Conversion Notice for a cash payment to the holder thereof equal to the applicable redemption price, by delivering a redemption notice to the holder of such Shares on or prior to 10th trading day prior to the close of trading on the applicable Conversion Date.

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2018, there were detachable warrants that may be exercised for 84,510 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at June 30, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock. As the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company's board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company's common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company's board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value.  Based on the number of Series 1 shares outstanding at June 30, 2018, the increased dividend rate would cost the Company approximately $150,000 more per quarter in Series 1 dividends.

Subject to the Company's redemption rights as described below, each Series 1 share will be convertible into shares of the Company's common stock, at the election of the holder thereof by written notice to the Company (each, a "Series 1 Conversion Notice") containing the information required by the charter, at any time beginning upon the earlier of (i) 45 days after the occurrence of a Listing Event or (ii) April 7, 2019 (whether or not a Listing Event has occurred). Each Series 1 share will convert into a number of shares of the Company's common stock determined by dividing (i) the sum of (A) 100% of the Stated Value, initially $1,000, plus (B) any accrued but unpaid dividends to, but not including, the date of conversion, by (ii) the conversion price for each share of the Company's common stock (the "Series 1 Conversion Price") determined as follows:

•
Provided there has been a Listing Event, if a Series 1 Conversion Notice is received prior to December 1, 2017, the Series 1 Conversion Price will be equal to 110% of the volume weighted average price per share of the common stock of the Company (or its successor) for the 20 trading days prior to the delivery date of the Series 1 Conversion Notice.

•
Provided there has been a Listing Event, if a Series 1 Conversion Notice is received on or after December 1, 2017, the Series 1 Conversion Price will be equal to the volume weighted average price per share of the common stock of the Company (or its successor) for the 20 trading days prior to the delivery date of the Series 1 Conversion Notice.

•
If a Series 1 Conversion Notice is received on or after April 7, 2019, and at the time of receipt of such Series 1 Conversion Notice, a Listing Event has not occurred, the Series 1 Conversion Price for such Share will be equal to 100% of the Company's net asset value per share, or NAV per share.

At any time, from time to time, on and after the later of (i) the 20th trading day after the date of a Listing Event, if any, or (ii) April 7, 2018, the Company (or its successor) will have the right (but not the obligation) to redeem, in whole or in part, the Series 1 Preferred Stock at the redemption price equal to 100% of the Stated Value, initially $1,000 per share, plus any accrued but unpaid dividends if any, to and including the date fixed for redemption. In case of any redemption of less than all of the shares by the Company, the shares to be redeemed will be selected either pro rata or in such other manner as the board of directors may determine.  If the Company (or its successor) chooses to redeem any shares, the Company (or its successor) has the right, in its sole discretion, to pay the redemption price in cash or in equal value of common stock of the Company (or its successor), based on the volume weighted average price per share of the common stock of the Company (or its successor) for the 20 trading days prior to the redemption, in exchange for the shares.  The Company (or its successor) also will have the right (but not the obligation) to redeem all or any portion of the Series 1 Preferred Stock subject to a Series 1 Conversion Notice for a cash payment to the holder thereof equal to the applicable redemption price, by delivering a Redemption Notice to the holder of such Shares on or prior to the 10th trading day prior to the close of trading on the Conversion Date for such Shares.

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2018, there were detachable warrants that may be exercised for 1,382,675 shares of the Company's common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at June 30, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock. As the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

Redemption of Series A and Series 1

To comply with its amended credit agreement, the Company will redeem all of its outstanding Series A and Series 1 preferred stock and pay the entire redemption price in the form of shares of the Company's common stock, within 30 days after the completion of the listing of its common stock on a national securities exchange.  The Company filed an application to list its common stock on a national securities exchange on July 13, 2018 and will seek to complete the listing by September 30, 2018.  To comply with its amended credit agreement, the Company also will make no cash distributions to the holders of the Series A Preferred Stock and Series 1 Preferred Stock after the earlier of (i) 30 days after the completion of the listing of its common stock on a national securities exchange or (ii) September 30, 2018.  There can be no assurance, however, that the Company will cause a listing to occur within such time frame or at all.

Note Q — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

On August 6, 2018, the Company's board of directors unanimously authorized the following:

•	William Wells was added to the Audit Committee as co-chair due to Mr. Well's experience.

•	Michael Shustek voluntarily stepped down as Co-Chairman of the Board making John Dawson the sole Chairman of the Board.

•	Upon listing on a national exchange, the Company plans on reinstating its distribution and DRIP program.

Updated Bio

Michael V. Shustek is been Chief Executive Officer, Secretary and has served as the Chairman of the Board of Directors of the Company and serves as the Chief Executive Officer of our Advisor. He has also served as Chief Executive Officer and a director of MVP I (prior to the Merger), Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a director and CEO of VRM II and VRM I since January 2006. In July 2012, Mr. Shustek became a principal of AMS.  During January 2013, Mr. Shustek became the sole owner of AMS.

In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Originations, Inc. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada's history at that time. In 1995,

Mr. Shustek has co-authored two books, entitled "Trust Deed Investments," on the topic of private mortgage lending, and "If I Can Do It, So Can You."  Mr. Shustek has been a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  As our founder and CEO, Mr. Shustek is highly knowledgeable with regard to our business operations.  In addition, his participation on our board of directors is essential to ensure efficient communication between the board and management.

Asset Disposition
On August 8, 2018 the Company, through entities wholly owned by the Company, sold two surface parking lots in Kansas City for cash consideration of $4.0 million  to Block 66, LLC, a third party buyer. Approximately $2.9 million of the proceeds were used to pay down the KeyBank Working Capital revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2017. As used herein, the terms "we," "our" and "us" refer to The Parking REIT, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which we refer to as our "operating limited partnership," and to their subsidiaries.

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

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the shares of Series A, together with warrants to acquire the Company's common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placements and, as of June 30, 2018, the Company had 2,862 shares of Series A issued and outstanding.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share. The Company commenced the private placement of the shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors on April 7, 2017 and closed the offering on January 31, 2018.  The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and, as of June 30, 2018, the Company had 39,811 shares of Series 1 issued and outstanding.

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

The Company's Advisor is owned 60% by VRM II and 40% by VRM I. The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to the Amended and Restated Advisory Agreement. As of August 10, 2018, the Company had no paid employees.

The following table is a summary of the acquisitions for the six months ended June 30, 2018:

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Property Purchase Price	% Owned
MVP New Orleans Rampart	New Orleans, LA	2/01/2018	Lot	78	0.44	N/A	$8,105,000	100%
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	308	0.77	16,205	20,832,000	100%

As of June 30, 2018, the Company had investments in the facilities located as shown in the map below:

The size of the location marks is scaled based on dollar amounts the Company paid for each property at the time of purchase in relation to total purchases held as of the filing date of this report.

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

Amended and Restated Advisory Agreement

Concurrently with the entry into the Merger Agreement, on May 26, 2017, the Company, the Operating Partnership and the Advisor entered into the Amended and Restated Advisory Agreement, which became effective at the effective time of the Merger.  The Amended and Restated Advisory Agreement sets forth the terms and conditions upon which we appoint the Advisor to serve as our advisor.  The Amended and Restated Advisory Agreement amended the Company's existing advisory agreement, dated October 5, 2015, to provide for, among other amendments, (i) elimination of acquisition fees, disposition fees and subordinated performance fees and (ii) the payment of an asset management fee by the Company to the Advisor calculated and paid monthly in an amount equal to one-twelfth of 1.1% of the (a) cost of each asset then held by the Company, without deduction for depreciation, bad debts or other non-cash reserves, or (b) the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement excluding (only for clause (b)) debt financing on the investment.  From and after May 29, 2018 (or the Valuation Date), the asset management fee shall be calculated based on the lower of the value or historic cost of the Company's assets.

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

Results of Operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.

The majority of the increase in revenues and expenses during the comparison period are attributable to the Merger of the Company and MVP I which closed on December 15, 2017, and to a lesser extent, growth in investments in parking facilities throughout 2017. The 25 consolidated parking facilities that were acquired through the Merger with MVP I accounted for the majority of the increase in both revenue and expenses for the three and six months ended June 30, 2018 compared to 2017.  The Company expects that income and expenses related to the Company's portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  The results of operations described below may not be indicative of future results of operations.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2018	2017	2018	2017
Revenues
Base rent income	$4,803,000	$2,029,000	$9,519,000	$3,534,000
Management agreement (a)	--	--	--	518,000
Percentage rent income (b)	391,000	507,000	766,000	507,000
Total revenues	5,194,000	2,536,000	10,285,000	4,559,000

Operating expenses
Property taxes	659,000	115,000	1,295,000	133,000
Property operating expense	428,000	43,000	736,000	391,000
Asset management expense – related party	855,000	257,000	1,687,000	494,000
General and administrative	1,818,000	323,000	4,846,000	651,000
Merger costs	--	647,000	--	772,000
Acquisition expenses	187,000	277,000	404,000	2,043,000
Acquisition expenses – related party	--	592,000	--	1,710,000
Depreciation	1,197,000	471,000	2,391,000	896,000
Total operating expenses	5,144,000	2,725,000	11,359,000	7,090,000
Loss from operations	50,000	(189,000)	(1,074,000)	(2,531,000)

Other income (expense)
Interest expense	(2,219,000)	(1,053,000)	(4,167,000)	(1,849,000)
Distribution income – related party	--	47,000	--	99,000
Gain from sale of investment in real estate	1,009,000	--	1,009,000	--
Other income	55,000	--	55,000	--
Income from DST	50,000	--	102,000	--
Income from investment in equity method investee	--	3,000	--	17,000
Total other expense	(1,105,000)	(1,003,000)	(3,001,000)	(1,733,000)

Rental revenue: The increase in rental revenues and the number of properties held are the result of the Company's planned and continued growth through new property acquisitions and the Merger of the Company and MVP I. The 25 consolidated parking facilities that were acquired through the Merger with MVP I accounted for a large portion of the increase, generating approximately $2.1 and $4.3 million, respectively, in rental income to the Company during the three and six months ended June 30, 2018.

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

b)	During the three and six months ended June 30, 2018 the following properties received percentage rent totaling approximately $391,000 and $766,000, respectively:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2018	2017	2018	2017
Percentage rent income
MVP St Louis 2013	$16,000	$--	$16,000	$--
MVP Ft Worth Taylor	--	--	22,000	--
MVP St Louis Convention	13,000	--	60,000	--
MVP St Louis Lucas	51,000	--	60,000	--
MVP Milwaukee Arena	--	--	25,000	--
MVP Denver 1935 Sherman	--	--	6,000	--
MVP San Jose 88 Garage	--	--	24,000	--
MCI 1372 Street	--	9,000	--	9,000
MVP St Paul Holiday	36,000	--	36,000	--
MVP Detroit Center Garage	275,000	498,000	517,000	498,000
Total revenues	391,000	507,000	766,000	507,000

Operating expenses:  In addition to the increase in acquisitions through the merger and planned growth, during 2018 the Company incurred approximately $1.2 million in G&A costs relating to the internal investigation conducted by the Audit Committee. The decrease in expenses are attributable to the adoption of ASU 2017-01 which changed the treatment of acquisition and closing costs which are subsequently included in the investment in real estate. The amounts reported as acquisition costs in 2018 are for costs incurred for proposed acquisitions that were not consummated. Additionally the change to the Advisory agreement eliminated the 2.25% acquisition fee.

Other income and expense: Increase in interest expense for the three and six months ended June 30, 2018, as compared to 2017, is related to the Company's increased use of debt to acquire properties as well as loans assumed through the merger. To maximize the use of cash, the Company will continue to look for opportunities to utilize financing on future acquisitions, including with the use of the line of credit with KeyBank or permanent debt at the time of acquisitions.  The interest expense will vary based on the amount of our borrowings and current interest rates at the time of financing.  The Company will seek to secure appropriate leverage with the lowest interest rate available.  The terms of the loans will greatly depend on the quality of the property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking leases.  There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all. Interest expense recorded for the three months ended June 30, 2018 includes loan amortization costs. Total loan amortization cost for the three months ended June 30, 2018 and 2017 was approximately $361,000 and $55,000, respectively.  Total loan amortization cost for the six months ended June 30, 2018 and 2017 was approximately $496,000 and $195,000, respectively.

During June 2018, the Company sold two surface lots in St Louis for $8.5 million, which resulted in a gain from sale of investments of real estate of approximately $1.0 million.

For additional information see Note J – Disposal of Investment in Real Estate, Note L – Line of Credit and Note M – Notes Payable in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

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

The Company's calculation of FFO and MFFO attributable to common shareholders is presented in the following table for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net loss attributable to The Parking REIT, Inc. common shareholders	$(1,800,000)	$(1,447,000)	$(5,388,000)	$(4,552,000)
Add (Subtract):
Gain on Sale of real estate	(1,009,000)	--	(1,009,000)	--
Depreciation and Amortization of real estate assets	1,197,000	471,000	2,391,000	896,000
FFO	$(1,612,000)	$(976,000)	$(4,006,000)	$(3,656,000)
Add:
Acquisition fees and expenses to non-affiliates	187,000	277,000	404,000	2,043,000
Acquisition fees and expenses to affiliates	--	592,000	--	1,710,000
Acquisition / Merger costs	--	647,000	--	772,000
MFFO attributable to The Parking REIT, Inc. shareholders	$(1,425,000)	$540,000	$(3,602,000)	$869,000
Distributions paid to Common Shareholders	$--	$474,000	$817,000	$921,000

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

The Company may seek to raise additional funds through equity financings, as well as through additional debt financing.  The Company raised approximately $2.5 million, net of offering costs, in funds from the private placements of Series A Convertible Redeemable Preferred Stock and approximately $36.0 million, net of offering costs, in funds from the private placements of Series 1 Convertible Redeemable Preferred Stock.

As of June 30, 2018, the Company's debt consisted of approximately $117.5 million in fixed rate debt and $41.9 million in variable rate debt, net of loan issuance costs.

Our cash and cash equivalents and restricted cash were approximately $11.2 million as of June 30, 2018, which was an approximate decrease of $5.5 million from the balance at December 31, 2017.

Net cash used in operating activities for the six months ended June 30, 2018 totaled approximately $1.5 million. Operating cash flows were used for the payment of normal operating expenses such as management fees, insurance, accounting fees and legal bills.  Net cash used in investing activities totaled approximately $27.8 million and mainly consisted of the purchase of investments in real estate totaling $28.9 million and building improvements of approximately $3.0 million. Net cash used in investing activities also had an an approximate $3.8 million offset from proceeds from the sale of an investment. Net cash provided by financing activities totaled approximately $23.7 million and consisted of proceeds from issuance of preferred stock of approximately $9.1 million and proceeds from the Company's KeyBank line of credit of approximately $23.1 million, netted with payments on the KeyBank line of credit of approximately $10.4 million, proceeds from notes payable of approximately $5.5 million, netted with payments on notes payable of approximately $1.0 million, share redemptions of approximately $0.6 million and distributions to stockholders of approximately $1.8 million.

Net cash used in operating activities for the six months ended June 30, 2017 totaled approximately $2.9 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, insurance, accounting fees and legal bills.  Net cash used in investing activities totaled approximately $77.2 million and mainly consisted of purchase of investments in real estate totaling $81.2 million (which proceeds from non-controlling interest totaling $5.1 million and used of deposits from prior periods totaling $4.2 million) and the purchase of an investment in a DST for $2.8 million.  Net cash provided by financing activities totaled approximately $82.6 million and mainly consisted of proceeds from notes payable of approximately $66.4 million, proceeds from the Company's KeyBank line of credit of approximately $29.2 million, payments on the KeyBank line of credit of approximately $19.8 million.  In addition, financing activities consisted of proceeds from issuance of common stock of approximately $5.5 million and issuance of preferred stock of approximately $5.0 million.

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
•
the Company filed to list and register its common stock on a recognized exchange in the United States on July 13, 2018, and intends to obtain approval of such listing application by August 31, 2018 and complete the listing by September 30, 2018;

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

Going Concern Evaluation

In connection with preparing condensed consolidated financial statements for the three and six months ended June 30, 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Net losses of approximately $4.1 million for the six months ended June 30, 2018 and approximately $11.4 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively.
•	Negative cash flow from operating activities for 2018, 2017 and 2016.
Ordinarily, conditions or events that raise substantial doubt about an entity's ability to continue as a going concern relate to the entity's ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements issued by considering the following:

•
The Company raised approximately $5.5 million and $9.4 million of debt and equity financing, respectively, during the six months ended June 30, 2018 and $142 million and $34 million of debt and equity financing, respectively, during the year ended December 31, 2017.

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
At June 30, 2018, the Company had $6.3 million in cash and cash equivalents.

It is for these reasons that management believes there is no going concern.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the Advisor and its affiliates in connection with the Company's organization operations for the three and six months ended June 30, 2018 and 2017.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
Acquisition Fees	$--	$592,000	$--	$1,710,000
Asset Management Fees	855,000	257,000	1,687,000	494,000
Total	$855,000	$849,000	$1,687,000	$2,204,000

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

From inception through June 30, 2018, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,827 shares of its common stock as dividend in distributions to the Company's stockholders.  All of the cash distributions were paid from offering proceeds and constituted a return of capital.  The Company's total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company's DRIP are detailed below. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2018	$806,000	$418,000	$1,224,000	$(1,015,000)
2nd Quarter, 2018	--	--	--	(506,000)
Total 2018	$806,000	$418,000	$1,224,000	$(1,521,000)

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$161,000	$285,000	$446,000	$(2,647,000)
2nd Quarter, 2017	168,000	306,000	474,000	(296,000)
3rd Quarter, 2017	172,000	309,000	481,000	(1,753,000)
4th Quarter, 2017	178,000	310,000	488,000	(6,518,000)
Total 2017	$679,000	$1,210,000	$1,889,000	$(11,214,000)

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

The offering price was $1,000 per share.  In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of August 10, 2018, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.  These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note P — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From inception through June 30, 2018, the Company had declared and paid approximately $239,000 and $221,000, respectively, in distributions for Series A stockholders.

	Total Series A Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2018	$41,000	$(1,015,000)
2nd Quarter, 2018	51,000	(506,000)
Total 2018	$92,000	$(1,521,000)

	Total Series A Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$5,000	$(2,647,000)
2nd Quarter, 2017	41,000	(296,000)
3rd Quarter, 2017	41,000	(1,753,000)
4th Quarter, 2017	41,000	(6,518,000)
Total 2017	$128,000	$(11,214,000)

To comply with its amended credit agreement, the Company will make no cash distributions to its Series A stockholders after the earlier of (i) 30 days after the completion of the listing of the Company's common stock on a national securities exchange or (ii) September 30, 2018.  The Company filed an application to list its common stock on a national securities exchange on July 13, 2018 and the Company will seek to obtain approval of the listing application by August 31, 2018 and intends to complete the listing by September 30, 2018.  The amended credit agreement also requires the Company to redeem all of its outstanding Series A preferred stock and pay the entire redemption price in the form of shares of the Company's common stock, based on the volume weight average price per share of the Company's common stock for the 20 trading days immediately after the commencement of listing.  There can be no assurance that the Company will cause a listing to occur within such time frame or at all.  For additional information see  "– Liquidity and Capital Resources."

Preferred Series 1 Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors. On January 31, 2018, the Company closed this offering. As of August 10, 2018, the Company had raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 shares of Series 1 issued and outstanding.

The offering price is $1,000 per share.  In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of August 10, 2018, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.  These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note P — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From inception through June 30, 2018, the Company had declared and paid approximately $1.7 million and $1.5 million, respectively, in distributions for Series 1 stockholders.

	Total Series 1 Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2018	$477,000	$(1,015,000)
2nd Quarter, 2018	639,000	(506,000)
Total 2018	$1,116,000	$(1,521,000)

	Total Series 1 Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$--	$(2,647,000)
2nd Quarter, 2017	14,000	(296,000)
3rd Quarter, 2017	98,000	(1,753,000)
4th Quarter, 2017	268,000	(6,518,000)
Total 2017	$380,000	$(11,214,000)

To comply with its amended credit agreement, the Company will make no cash distributions to its Series 1 stockholders after the earlier of (i) 30 days after the completion of the listing of the Company's common stock on a national securities exchange or (ii) September 30, 2018.  The Company filed an application to list its common stock on a national securities exchange on July 13, 2018 and the Company will seek to obtain approval of the listing application by August 31, 2018 and intends to complete the listing by September 30, 2018.  The amended credit agreement also requires the Company to redeem all of its outstanding Series 1 preferred stock and pay the entire redemption price in the form of shares of the Company's common stock, based on the volume weight average price per share of the Company's common stock for the 20 trading days immediately after the commencement of listing.  There can be no assurance that the Company will cause a listing to occur within such time frame or at all.  For additional information see "– Liquidity and Capital Resources."

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

On November 5, 2016, the Company purchased 338,409 shares of MVP I's common stock from an unrelated third party for $3.0 million or $8.865 per share. During the six months ended June 30, 2017, the Company received approximately $99,000, in stock distributions, related to the Company's ownership of MVP I common stock.  At the effective time of the Merger, 174,026 shares of MVP I Common Stock held by the Company was retired.

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

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2018, there were detachable warrants that may be exercised for 84,510 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at June 30, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to us would be approximately $2.1 million and we would as a result issue an additional 84,510 shares of common stock.

For additional information see "— Liquidity and Capital Resources" and "—Preferred Series A Stock" above and Note P — Preferred Stock and Warrants in in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2018, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at June 30, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, we would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

For additional information see "— Liquidity and Capital Resources" and "—Preferred Series A Stock" above and Note P — Preferred Stock and Warrants in in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

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

Contractual Obligations

As of June 30, 2018, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facilities:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$119,043,000	$1,034,000	$12,758,000	$4,310,000	$100,941,000
Lines of credit:	--	--	--	--	--
Interest	--	--	--	--	--
Principal	42,520,000	42,520,000	--	--	--
Total	$161,563,000	$43,554,000	$12,758,000	$4,310,000	$100,941,000

Contractual obligations table amount does not reflect the unamortized loan issuance costs of approximately $1.5 million for notes payable and approximately $0.7 million for the line of credit as of June 30, 2018.

Subsequent Events

See Note Q — Subsequent Events in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various subsequent events.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2018, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

During the Company's two most recent fiscal years ended December 31, 2016 and 2017 and the period from January 1, 2018 through August 10, 2018, the Company did not consult with RBSM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's consolidated financial statements, and RBSM did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

PART II   OTHER INFORMATION

None.

ITEM 1.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 10, 2018, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company did not sell any of its equity securities during the quarter ended June 30, 2018 that were not registered under the Securities Act.

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

As of filing date, the Company had 6,550,199 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total gross proceeds of approximately $202.2 million, less offering costs.

The following is a table of summary of offering proceeds from inception through June 30, 2018:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	2,451,238	$61,281,000
Redeemed Shares	--	(25,815)	(631,000)
DRIP shares	--	83,437	2,062,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,982,000
Dividend shares	--	153,826	3,845,000
Distributions	--	--	(5,813,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from Advisor	--	--	1,147,000
Shares added for Merger	--	3,887,513	85,701,000
Total	42,673	6,550,199	$185,032,000

From October 22, 2015 through June 30, 2018, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through June 30, 2018, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were $185.0 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, and the Company's portion of the total purchase price for these parking facilities was approximately $299.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders.  The ratio of the costs of raising capital to the capital raised is approximately 0.59%.

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

On May 29, 2018 the Company filed a Current Report on Form 8-K stating that the Company's board of directors suspended its SRP, other than for repurchases in connection with a shareholder's death. In accordance with the SRP, the suspension of the SRP took effect on June 28, 2018, which is the 30th day after the date of the Form 8-K providing notice of the suspension.  The Company plans to utilize the cash savings to further its business operations.  In the event the Company does not complete its listing of shares, the Company's Board of Directors may in the future reinstate the SRP, although there is no assurance as to if or when this will happen.

As of the date of this filing, 25,815 shares have been redeemed

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  MINE AND SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

During the second quarter of 2018, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

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
101(*)
The following materials from the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholder's Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and President
Date:	August 10, 2018

By:	/s/ Brandon Welch
Brandon Welch
Interim Chief Financial Officer
Date:	August 10, 2018