Form 10-Q
period 2018-11-09
Parking REIT, Inc.
filed 2018-11-09
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 9, 2018, the registrant had 6,545,366 shares of common stock outstanding.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Investments in real estate and fixed assets
Land and improvements	$143,202,000	$131,169,000
Buildings and improvements	166,158,000	153,456,000
Construction in progress	4,121,000	750,000
Intangible assets	2,288,000	2,427,000
Software	63,000	--
	315,832,000	287,802,000
Accumulated depreciation and amortization	(5,847,000)	(2,231,000)
Total investments in real estate, net	309,985,000	285,571,000

Assets held for sale	2,531,000	6,543,000
Cash	5,284,000	8,501,000
Cash – restricted	3,929,000	8,229,000
Prepaid expenses	705,000	184,000
Accounts receivable	1,269,000	409,000
Investment in DST	2,821,000	2,821,000
Deposits	419,000	675,000
Other assets	64,000	10,000
Total assets	$327,007,000	$312,943,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $1.5 million and $1.9 million as of September 30, 2018 and December 31, 2017, respectively	$117,082,000	$123,770,000
Lines of credit, net of unamortized loan issuance costs of approximately $0.6 million and $0.5 million as of September 30, 2018 and December 31, 2017, respectively	38,511,000	22,302,000
Accounts payable and accrued liabilities	5,542,000	3,913,000
Security deposit	141,000	202,000
Due to related parties	258,000	385,000
Deferred revenue	509,000	195,000
Total liabilities	162,043,000	150,767,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders' Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000) as of September 30, 2018 and December 31, 2017, respectively.	--	--
Preferred stock Series 1; $0.0001 par value, 97,000 shares authorized, 39,811 and 29,789 shares issued and outstanding (stated liquidation value of $ 39,811,000 and $29,789,000) as of September 30, 2018 and December 31, 2017, respectively.	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 6,547,977 and 6,532,009 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	--	--
Additional paid-in capital	184,260,000	177,598,000
Accumulated deficit	(22,058,000)	(18,173,000)
Total The Parking REIT, Inc. Shareholders' Equity	162,202,000	159,425,000
Non-controlling interest	2,762,000	2,751,000
Total equity	164,964,000	162,176,000
Total liabilities and equity	$327,007,000	$312,943,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2018	2017	2018	2017
Revenues
Base rent income	$4,992,000	$2,206,000	$14,511,000	$5,740,000
Management agreement	--	--	--	518,000
Percentage rent income	1,010,000	16,000	1,776,000	523,000
Total revenues	6,002,000	2,222,000	16,287,000	6,781,000

Operating expenses
Property taxes	668,000	90,000	1,963,000	279,000
Property operating expense	305,000	273,000	1,041,000	608,000
Asset management expense – related party	313,000	345,000	2,000,000	839,000
General and administrative	1,246,000	400,000	6,092,000	1,051,000
Merger costs	--	824,000	--	1,596,000
Acquisition expenses	7,000	113,000	411,000	2,156,000
Acquisition expenses – related party	--	--	--	1,710,000
Depreciation and amortization	1,262,000	508,000	3,653,000	1,404,000
Total operating expenses	3,801,000	2,553,000	15,160,000	9,643,000

Income (loss) from operations	2,201,000	(331,000)	1,127,000	(2,862,000)

Other income (expense)
Interest expense	(2,170,000)	(1,297,000)	(6,337,000)	(3,146,000)
Distribution income – related party	--	75,000	--	174,000
Gain from sale of investment in real estate	962,000	1,200,000	1,971,000	1,200,000
Other income	7,000	--	62,000	--
Income from DST	52,000	--	154,000	--
Income from investment in equity method investee	--	2,000	--	19,000
Total other expense	(1,149,000)	(20,000)	(4,150,000)	(1,753,000)

Net income (loss)	1,052,000	(351,000)	(3,023,000)	(4,615,000)
Net income attributable to non-controlling interest	40,000	41,000	45,000	269,000
Net income (loss) attributable to The Parking REIT, Inc.'s stockholders	$1,012,000	$(392,000)	$(3,068,000)	$(4,884,000)

Preferred stock distributions declared - Series A	(54,000)	(55,000)	(151,000)	(101,000)
Preferred stock distributions declared - Series 1	(697,000)	(157,000)	(1,908,000)	(172,000)
Net income (loss) attributable to The Parking REIT, Inc.'s common stockholders	261,000	(604,000)	(5,127,000)	(5,157,000)

Basic and diluted income (loss) per weighted average common share:
Net income (loss) per share attributable to The Parking REIT, Inc.'s common stockholders - basic and diluted	$0.04	$(0.23)	$(0.78)	$(2.05)
Distributions declared per common share	$--	$0.19	$0.12	$0.56
Weighted average common shares outstanding, basic and diluted	6,549,512	2,577,514	6,552,203	2,516,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2018
(UNAUDITED)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2017	32,651	$--	6,532,009	$--	$177,598,000	$(18,173,000)	$2,751,000	$162,176,000

Distributions to non-controlling interest	--	--	--	--	--	--	(34,000)	(34,000)
Issuance of common stock – DRIP	--	--	11,326	--	307,000	--	--	307,000
Issuance of preferred Series 1	10,022	--	--	--	9,089,000	--	--	9,089,000
Redeemed Shares	--	--	(28,037)	--	(685,000)	--	--	(685,000)
Distributions - Common	--	--	--	--	(807,000)	--	--	(807,000)
Distributions – Series A	--	--	--	--	(151,000)	--	--	(151,000)
Distributions – Series 1	--	--	--	--	(1,908,000)	--	--	(1,908,000)
Stock dividend	--	--	32,679	--	817,000	(817,000)	--	--
Net income (loss)	--	--	--	--	--	(3,068,000)	45,000	(3,023,000)
Balance, September 30, 2018	42,673	$--	6,547,977	$--	$184,260,000	$(22,058,000)	$2,762,000	$164,964,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net Loss	$(3,023,000)	$(4,615,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,653,000	1,404,000
Amortization of loan costs	646,000	335,000
Gain from sale of investment in real estate	(1,971,000)	(1,200,000)
Income from investment in equity method investee	--	(19,000)
Distribution from MVP REIT	--	(122,000)
Distribution from DST	(154,000)	(52,000)
Changes in operating assets and liabilities
Due to/from related parties	(127,000)	(2,164,000)
Accounts payable	1,704,000	1,028,000
Loan Fees	(368,000)	--
Security deposits	253,000	298,000
Other assets	(54,000)	258,000
Assets held for sale	--	623,000
Accounts receivable	(860,000)	93,000
Prepaid expenses	(557,000)	60,000
Net cash used in operating activities	$(858,000)	$(4,073,000)

Cash flows from investing activities:

Purchase of investment in real estate	(28,938,000)	(81,200,000)
Investment in assets held for sale	--	(1,015,000)
Investment in DST	--	(2,821,000)
Building improvements	(4,602,000)	(1,962,000)
Fixed asset purchase	(63,000)	--
Proceeds from Investments	154,000	87,000
Proceeds from sale of investment in real estate	7,487,000	1,577,000
Deposits applied to purchase of investment in real estate	256,000	4,216,000
Investment in cost method investee	--	(8,000)
Investment in cost method investee – held for sale	--	(2,000)
Investment in equity method investee	--	(50,000)
Proceeds from non-controlling interest	--	5,075,000
Net cash used in investing activities	(25,706,000)	(76,103,000)

Cash flows from financing activities

Proceeds from note payable	5,488,000	75,752,000
Payments on note payable	(1,512,000)	(1,388,000)
Proceeds from line of credit	23,100,000	32,643,000
Payments made on line of credit	(13,840,000)	(39,526,000)
Loan fees paid	--	(1,111,000)
Distribution to non-controlling interest	(34,000)	(1,809,000)
Distribution from investment in equity method investee	--	237,000
Proceeds from issuance of common stock	--	5,826,000
Proceeds from issuance of preferred stock	9,089,000	14,341,000
Redeemed shares	(685,000)	--
Dividends paid to stockholders	(2,559,000)	(1,837,000)
Net cash provided by financing activities	19,047,000	83,128,000

Net change in cash and cash equivalents and restricted cash	(7,517,000)	2,952,000
Cash and cash equivalents and restricted cash, beginning of period	16,730,000	4,985,000
Cash and cash equivalents and restricted cash, end of period	$9,213,000	$7,937,000

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$8,501,000	$4,885,000
Restricted cash at beginning of period	8,229,000	100,000
Cash and cash equivalents and restricted cash at beginning of period	$16,730,000	$4,985,000

Cash and cash equivalents at end of period	$5,284,000	$2,589,000
Restricted cash at end of period	3,929,000	5,348,000
Cash and cash equivalents and restricted cash at end of period	$9,213,000	$7,937,000

Supplemental disclosures of cash flow information:
Interest Paid	$5,692,000	$2,737,000
Non-cash investing and financing activities:
Distributions - DRIP	$307,000	$901,000
Dividend shares	$817,000	$1,402,000
Dividends declared not yet paid	$250,000	$235,000
Deposits applied to purchase of investment in real estate	$2,260,000	$4,216,000
Conversion from debt to preferred shares	$--	$2,000,000
Payments on note payable through sale of investment in real estate	$(11,092,000)	$--
Proceeds on line of credit through sale of investment in real estate	$7,103,000	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE PARKING REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(UNAUDITED)

Note A — Organization and Business Operations

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the "Company"), is a Maryland corporation formed on May 4, 2015 and has operated and intends to continue to operate in a manner that will allow the Company to qualify as a REIT under the Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company is generally not subject to federal corporate income taxes on amounts that are distributed to stockholders, provided that, on an annual basis, the Company distributes at least 90% of REIT taxable income (excluding net capital gains) to the stockholders and meet certain other conditions. As such, in general, as long as we qualify as a REIT, no provision for federal income taxes will be necessary, except for taxes on undistributed REIT taxable income.

Should the Company have any taxable income or loss in the future, any income taxes will be accounted for in accordance with the provisions of ASC 740, "Income Taxes," using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases (including for operating loss, capital loss, and tax credit carryforwards) and are calculated using the enacted tax rates and laws expected to be in effect when such amounts are realized or settled. In addition, the Company will establish valuation allowances for tax benefits when we believe it is more-likely-than-not (defined as a likelihood of more than 50%) that such assets will not be realized.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States.  To a lesser extent, the Company may also invest in properties other than parking facilities.

The Company is the sole general partner of MVP REIT II Operating Partnership, LP, a Delaware limited partnership (the "Operating Partnership"). The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership. The Company's wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is to be operated in a manner that enables the Company to (1) satisfy the requirements to qualify and maintain qualification as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership is not classified as a "publicly traded partnership" for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"), which classification could result in the Operating Partnership being taxed as a corporation.

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

The Company's advisor is MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the "Advisor"), a Nevada limited liability company, which is owned 60% by VRM II and 40% by VRM I.  The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to a second amended and restated advisory agreement between the Company and the Advisor (the "Amended and Restated Advisory Agreement"), which became effective upon consummation of the Merger (as such term is defined below). As of November 9, 2018, the Company had no paid employees.

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

At the effective time of the Merger, each share of MVP I common stock, par value $0.001 per share, that was issued and outstanding immediately prior to the Merger (the "MVP I Common Stock"), was converted into the right to receive 0.365 shares of Company common stock. A total of approximately 3.9 million shares of Company common stock were issued to former MVP I stockholders, and former MVP I stockholders, immediately following the Merger, owned approximately 59.7% of the Company's common stock. The Company was subsequently renamed "The Parking REIT, Inc."

Capitalization

As of September 30, 2018, the Company had 6,547,977 shares of common stock issued and outstanding. On December 31, 2016, the Company ceased all selling efforts for the Common Stock Offering of its common stock. The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to the Sponsor for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series A"). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company's common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017.  The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and had 2,862 Series A shares issued and outstanding as of September 30, 2018.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the "Series 1"). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company's common stock to accredited investors, and closed the offering on January 31, 2018.  The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding as of September 30, 2018.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Concentration

The Company had fifteen parking tenants as of September 30, 2018 and nine parking tenants as of September 30, 2017. One tenant, SP Plus Corporation (Nasdaq: SP) ("SP+"), represented 57.4% and 54.9% of the Company's base parking rental revenue for the nine months ended September 30, 2018 and 2017, respectively.

SP+ is one of the largest providers of parking management in the United States. As of September 30, 2018, SP+ managed approximately 2,800 locations in North America.

Below is a table that summarizes parking rent by tenant:

	For the Nine Months Ended September 30,
Parking Tenant	2018	2017
SP +	57.4%	54.9%
iPark Services	13.4%	10.6%
ABM	4.6%	2.3%
ISOM Mgmt.	4.2%	--
Premier Parking	3.7%	8.4%
Interstate Parking	2.8%	6.4%
342 N. Rampart	2.6%	--
Denison	2.5%	--
Lanier	2.4%	4.2%
St. Louis Parking	2.2%	4.3%
BEST PARK	1.5%	--
Riverside Parking	1.0%	2.4%
PCAM, LLC	0.8%	--
TNSH, LLC	0.6%	--
Denver School	0.2%	--
Secure	0.1%	--
Miller Parking	--	6.5%

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

In addition, the Company had concentrations in various cities based on parking rental revenue for the nine months ended September 30, 2018 and 2017, as well as concentrations in various cities based on the real estate the Company owned as of September 30, 2018 and December 31, 2017. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Nine Months Ended September 30,
	2018	2017
Detroit	18.2%	43.4%
Houston	13.4%	10.6%
Cincinnati	9.1%	3.9%
Fort Worth	8.2%	--
Indianapolis	6.5%	--
St. Louis	5.7%	6.3%
Cleveland	5.4%	12.1%
Lubbock	4.3%	--
Minneapolis	4.2%	--
Nashville	3.7%	8.4%
Milwaukee	3.5%	--
St Paul	2.8%	6.4%
New Orleans	2.6%	--
San Jose	2.4%	5.9%
Bridgeport	2.1%	--
Honolulu	1.8%	--
Memphis	1.6%	--
Louisville	1.0%	2.4%
Ft. Lauderdale	0.9%	--
Denver	0.8%	--
Kansas City	0.8%	--
Wildwood	0.4%	--
Canton	0.3%	0.6%
Clarksburg	0.3%	--

Real Estate Investment Concentration by City
	As of September 30, 2018	As of December 31, 2017
Detroit	17.8%	18.9%
Houston	12.1%	12.7%
Fort Worth	8.9%	9.5%
Cincinnati	8.6%	8.8%
Honolulu	6.7%	--
Indianapolis	5.9%	6.2%
Cleveland	5.2%	5.5%
Minneapolis	4.4%	5.6%
St Louis	4.4%	7.1%
Milwaukee	3.9%	4.1%
Nashville	3.8%	3.9%
Lubbock	3.5%	3.8%
St Paul	2.7%	2.8%
Bridgeport	2.7%	2.8%
New Orleans	2.6%	--
Memphis	1.6%	1.7%
San Jose	1.2%	1.2%
Fort Lauderdale	1.1%	1.2%
Denver	1.0%	1.1%
Louisville	1.0%	1.1%
Kansas City	--	1.0%
Wildwood	0.5%	0.6%
Clarksburg	0.2%	0.2%
Canton	0.2%	0.2%

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

Cash

The Company maintains a significant portion of its cash deposits at KeyBank, which are held by the Company's subsidiaries allowing the Company to maximize FDIC insurance coverage. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") under the same ownership category of $250,000. As of September 30, 2018 and December 31, 2017, the Company had approximately $0.6 million and $5.6 million, respectively, in excess of the federally-insured limits. As of September 30, 2018, the Company has not experienced any losses on cash deposits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred. During the three and nine months ended September 30, 2018 and 2017, the Company had no advertising costs.

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

Income Taxes

The Company has been organized and conducts its operations to continue to qualify as a REIT under Sections 856 to 860 of the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company's REIT taxable income may substantially exceed or be less than the Company's net income as determined based on GAAP because differences in GAAP and taxable net income consist primarily of allowances for loan losses or doubtful account, write-downs on real estate held for sale, amortization of deferred financing costs, capital gains and losses and deferred income.

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

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.  The Company had no outstanding common share equivalents during the three and nine months ended September 30, 2018 and 2017.

There is a potential for dilution from the Company's Series A Convertible Redeemable Preferred Stock which may be converted upon a holder's election into the Company's common stock at any time beginning upon the earlier of (i) 90 days after the occurrence of a listing event or (ii) the second anniversary of the final closing of the offering (whether or not a listing event has occurred). As of September 30, 2018, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding.

There is a potential for dilution from the Company's Series 1 Convertible Redeemable Preferred Stock which may be converted upon a holder's election into the Company's common stock at any time beginning upon the earlier of (i) 45 days after the occurrence of a listing event or (ii) April 7, 2019 (whether or not a listing event has occurred). As of September 30, 2018, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding.

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

There is also potential for dilution in the event that the Company completes the contemplated redemption of all the outstanding shares of the Series A preferred stock and Series 1 preferred stock and pays entire redemption price in the form of shares of the Company's common stock, within 30 days after the completion of the listing of the Company's common stock on a national securities exchange in order to comply with the terms of its amended credit agreement, as further described in "Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Capital Resources."

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

The SRP will be terminated if the Company's shares become listed for trading on a national securities exchange or if the Company's board of directors determines that it is in the Company's best interest to terminate the SRP. As further described in the section entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Capital Resources," the Company filed an application to list its shares on The NASDAQ Global Market under the symbol "PARK" on July 13, 2018.

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

For the three and nine months ended September 30, 2018, 2,222 and 28,037 shares, respectively, had been redeemed. There have been 2,612 shares redeemed subsequent to September 30, 2018.

Distribution Reinvestment Plan

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Common Stock Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days' notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying balance sheets in the period distributions are declared. The Company has issued a total of 83,437 shares of common stock under the DRIP as of September 30, 2018. The Company suspended payment of distributions on March 22, 2018 and as such there are currently no distributions to invest in the DRIP.

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

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters.  During the Company's due diligence of a property purchased on December 15, 2017 and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site's historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company's use of the property as a parking lot. As of September 30, 2018, management does not anticipate a material adverse effect related to this environmental matter. As of September 30, 2018, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate and Fixed Assets

As of September 30, 2018, the Company had the following Investments in Real Estate that were consolidated on the Company's balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant

MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,840,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,050,000	SP +
MVP San Jose 88 Garage	San Jose, CA	6/15/2016	Garage	328	1.33	N/A	$3,844,000	Lanier
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$5,558,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$3,007,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,672,000	Premier Parking
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$7,406,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	iPark Services
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	iPark Services
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,476,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	530	0.75	784	$21,109,000	iPark Services
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,030,000	ISOM Management
MVP PF Ft. Lauderdale	Ft. Lauderdale, FL	12/15/2017	Lot	66	0.75	4,017	$3,423,000	SP +
MVP PF Memphis Court	Memphis, TN	12/15/2017	Lot	37	0.41	N/A	$1,208,000	SP +
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	125	0.86	N/A	$3,735,000	Best Park
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	179	1.22	N/A	$5,145,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,185,000	SP +
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +

(table continued)
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	SP +
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,391,000	iPark Services
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	100	0.95	N/A	$5,083,000	Symphony
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$745,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$886,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	ABM
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	201	2.48	N/A	$4,012,000
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$9,838,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	SP +
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM
MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	20,834,000	SP +
Construction in progress							$4,121,000
Software							$63,000
Total Investment in real estate and fixed assets							$315,832,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are held by MVP Wildwood NJ Lot, LLC.
(4)	MVP Preferred Parking, LLC holds a Garage and a Parking Lot.

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

Ownership of Company Stock

During May 2017, VRM II acquired approximately 35,000 shares of the Company's common stock from third party investors in exchange for various trust deed investments. During the nine months ending September 30, 2018 and 2017, VRM II received approximately $33,000 and $11,900, respectively, in distributions in accordance with the Company's DRIP program.

During November 2017, Corporate Center Sunset Holdings, an entity owned by VRM I and VRM II, acquired 1,039,620 shares pursuant to a membership purchase agreement unrelated to the Company. As of September 30, 2018 Corporate Center Sunset Holdings had distributed all acquired shares to VRM I and VRM II.

As of September 30, 2018, the Sponsor owned 9,108 shares, VRM I owned 136,834 shares and VRM II owned 364,960 shares of the Company's outstanding common stock.

Ownership of MVP REIT

Prior to the Merger, the Company held 476,784 shares of MVP REIT common stock. Upon completion of the Merger, these shares were retired. During the three and nine months ended September 30, 2017, MVP REIT paid the Company approximately $23,000 and $122,000, respectively, in stock distributions. In addition, the Company received 2,544 shares of MVP I Common Stock in accordance with its DRIP program. During the three and nine months ended September 30, 2018, there were no distributions due to the completion of the Merger.

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

In connection with the private placement of the Series A and Series 1 preferred stock, the Company paid selling commissions of up to 6.0% of gross offering proceeds from the sale of shares in the private placements, including sales by affiliated and non-affiliated selling agents. During the three months ended September 30, 2018, no fees were incurred. During the nine months ended September 30, 2018, the Company paid approximately $0.8 million in selling commissions, of which $0.2 million were paid to affiliated selling agents.

The Company may pay non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses of up to 2.0% of gross offering proceeds. The Company may also pay a dealer manager fee to its affiliate, MVP American Securities, LLC ("AMS"), of up to 2.0% of gross offering proceeds from the sale of the shares in the private placements as compensation for acting as dealer manager. During the three months ended September 30, 2018, no fees were incurred. During the nine months ended September 30, 2018, the Company paid approximately $0.2 million to AMS as compensation.

Fees Paid in Connection with the Operations of the Company

The Advisor or its affiliates receives an asset management fee at a rate equal to 1.1% of the cost of all assets held by the Company, or the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. Pursuant to the Amended and Restated Advisory Agreement, the asset management fee may not exceed $2 million per annum until the earlier of such time, if ever, that (i) the Company holds assets with an appraised value  equal to or in excess of $500,000,000 or (ii) the Company reports AFFO equal to or greater than $0.3125 per share of common stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of common stock) for two consecutive quarters, on a fully diluted basis.  All amounts of the asset management fee in excess of $2 million per annum, plus interest thereon at a rate of 3.5% per annum, will be due and payable by the Company no later than ninety (90) days after the condition for payment is satisfied. From and after May 29, 2018 (or the Valuation Date), the asset management fee shall be calculated based on the lower of the value of the Company's assets and their historical cost. Asset management fees for the three and nine months ended September 30, 2018 were approximately $0.3 million and $2.0 million, respectively. Asset management fees for the three and nine months ended September 30, 2017 were approximately $0.3 million and $0.8 million, respectively. As of September 30, 2018, the Company has subordinated approximately $0.6 million in asset management fees which will be accrued and paid once the above criteria are met.

The Company was to reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which the Company made its first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company's independent directors.  The Company was not to reimburse the Advisor for personnel costs in connection with services for which the Advisor received a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company's executive officers. In addition, the Company was not to reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items. During the three and nine months ended September 30, 2018, approximately $0.5 and $2.0 million, respectively, in operating expenses were incurred by the Company reimbursable to the Advisor.  During the three and nine months ended September 30, 2017 no operating expenses had been reimbursed to the Advisor.

On September 21, 2018, we entered into a Third Amended and Restated Advisory Agreement with the Advisor. The Third Amended Advisory Agreement will become effective and replace the existing advisory agreement upon the listing of the shares of our common stock on The Nasdaq Global Market. For more information, please see "Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Overview" below.  The Third Amended and Restated Advisory Agreement is filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2018.

Note F — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition services, the sale of shares of the Company's securities available for issuance, as well as other administrative responsibilities for the Company, including accounting services and investor relations. In addition, the Sponsor paid selling commissions in connection with the sale of the Company's shares in the Common Stock Offering and the Advisor paid the Company's organization and offering expenses.

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

The Company's board of directors may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company's board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the long-term incentive plan will be effective without the approval of the Company's stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the three and nine months ended September 30, 2018 and 2017, no grants have been made under the long-term incentive plan.

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

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted.  The Company has determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases. The Company adopted ASU 2014-09 and such adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This update will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years.  The Company adopted ASU 2016-18 beginning in the first quarter of 2018. The effect of ASU 2017-01 on the Company's condensed consolidated financial statements is dependent upon the value and quantity of acquisitions during the year.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of ASU 2017-12 is to expand hedge accounting for both financial (interest rate) and commodity risks and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company adopted ASU 2017-12 and such adoption did not have a material impact on the Company's condensed consolidated financial statements.
Note I – Acquisitions

The following table is a summary of the Company's acquisitions for the nine months ended September 30, 2018.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Property Purchase Price
MVP New Orleans Rampart, LLC	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000
MVP Hawaii Marks Garage, LLC	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$20,832,000

The following table is a summary of the allocated acquisition value of all properties acquired by the Company for the nine months ended September 30, 2018.

	Assets
	Land and Improvements	Building and improvements	Total assets acquired
MVP New Orleans	$8,105,000	$--	$8,105,000	*
MVP Hawaii Marks Garage	$9,117,000	$11,715,000	$20,832,000	*

*Includes acquisition and closing costs

The following table presents the results of operations of the acquired properties for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
	Total Revenues	Net Income	Total Revenues	Net Income
2018 acquisitions	$479,000	$302,000	$747,000	$558,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2018 and 2017 and assumes that the acquisitions were completed as of January 1, 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues from continuing operations	$6,002,000	$2,599,000	$16,780,000	$7,911,000
Net income (loss) from continuing operations	$1,012,000	$(36,000)	$(2,613,000)	$(3,815,000)
Net income (loss) from continuing operations per share – basic	$0.15	$(0.01)	$(0.40)	$(1.52)
Net income (loss) from continuing operations per share – diluted	$0.15	$(0.01)	$(0.40)	$(1.52)

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

The following is a summary of the results of operations related to the assets held for sale for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$--	$--	$--	$--
Expenses	63,000	68,000	213,000	211,000
Loss from assets held for sale, net of income taxes	$(63,000)	$(68,000)	$(213,000)	$(211,000)

Note K – Disposition Investments in Real Estate

On June 14, 2018, the Company, through entities wholly owned by the Company, sold two surface parking lots in St. Louis for $8.5 million to the Land Clearance For Redevelopment Authority of the City of St. Louis, a public body corporate and politic of the State of Missouri.  Additionally, the purchaser agreed to pay 50% of the premium associated with defeasance of two CMBS loans which were cross-collateralized.  The loans encumbered the following properties: MVP St. Louis Convention Plaza, MVP St. Louis Lucas, MVP KC Cherry Lot, MVP Indianapolis City Park Garage, and MVP Indianapolis Washington Street Lot.  Subsequent to the defeasance of the loan that encumbered MVP Indianapolis City Park Garage and MVP Indianapolis Washington Street Lot, the Company added the two Indianapolis properties to the KeyBank Borrowing Base revolving credit facility, drawing approximately $8.7 million, of which approximately $1.6 million was used to pay down the KeyBank Working Capital revolving credit facility.

The following is a summary of the results of operations related to the two surface parking lots in St. Louis for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$5,000	$99,000	$309,000	$368,000
Expenses	(2,000)	(30,000)	(52,000)	(106,000)
Income from disposed assets, net of income taxes	$3,000	$69,000	$257,000	$262,000

On August 8, 2018 the Company, through entities wholly owned by the Company, sold two surface parking lots in Kansas City for cash consideration of $4.0 million to Block 66, LLC, a third party buyer. Approximately $2.9 million of the proceeds were used to pay down the KeyBank Working Capital revolving credit facility. The properties were originally purchased in August 2013 and October 2015 by MVP REIT, Inc. and MVP REIT II, Inc., respectively, for a combined total of $2.1 million. The properties were later acquired by The Parking REIT, Inc. for approximately $2.8 million based upon the allocation of the merger consideration for the merger of MVP REIT, Inc. and MVP REIT II, Inc. in December 2017.

The following is a summary of the results of operations related to the two surface parking lots in Kansas City for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$13,000	$46,000	$107,000	$138,000
Expenses	(5,000)	(6,000)	(24,000)	(18,000)
Income from disposed assets, net of income taxes	$8,000	$40,000	$83,000	$120,000

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

On September 28, 2018, the Company, the Borrowers and the Lenders entered into an amendment and waiver to the Credit Agreement. Pursuant to the amendment and waiver, the Lenders agreed to waive the requirement that the Company complete a listing of its shares of common stock on the New York Stock Exchange or another recognized exchange in the United States by September 30, 2018 and also the prohibition on the Company making distributions to holders of the Company's preferred stock from and after September 30, 2018. As a result of the amendment and waiver, the Company's credit agreement no longer requires the Company to list its shares of common stock on a national securities exchange or redeem its shares of outstanding Series A and Series 1 preferred stock.

The amendment and waiver further provides for the maturity of the loans under the Credit Agreement on the earliest of: (a) with regard to the borrowing base loans, (i) November 30, 2018, or (ii) the closing of a loan from LoanCore Capital Funding Corporation LLC or its affiliate or another lender in an amount sufficient to satisfy in full all of the obligations of the Borrower under the Credit Agreement; and (b) with regard to the working capital revolving commitments, (i) November 30, 2018, (ii) the closing of a loan from LoanCore Capital Funding Corporation LLC or its affiliate or another lender in an amount sufficient to satisfy in full all of the obligations of the Borrower under the Credit Agreement, or (iii) the date the working capital revolving commitments are paid in full. The amendment and waiver also prohibits further borrowings under the credit facility.

Note M — Notes Payable

As of September 30, 2018, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 9/30/2018	Lender	Term	Interest Rate	Loan Maturity
West 9th Properties II, LLC	$5,300,000	$30,000	$5,070,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$30,512,000	Bank of America	10 year	5.52%	2/1/2027
MVP San Jose 88 Garage	$1,645,000	Interest Only	$1,645,000	Multiple	1 Year	7.50%	6/3/2019
MVP Cincinnati Race St.	$2,550,000	Interest Only	$2,550,000	Multiple	1 Year	7.50%	3/25/2019
MVP St Louis Washington, LLC (1)	$1,380,000	Interest Only	$1,380,000	KeyBank	10 year *	4.90%	5/1/2027
St Paul Holiday Garage, LLC (1)	$4,132,000	Interest Only	$4,132,000	KeyBank	10 year *	4.90%	5/1/2027

Cleveland Lincoln Garage, LLC (1)	$3,998,000	Interest Only	$3,998,000	KeyBank	10 year *	4.90%	5/1/2027

MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027

(table continued)
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Ft. Lauderdale loan pool (3)	$4,300,000	$25,000	$3,857,000	KeyBank	5 Year	4.94%	2/1/2019
Mabley Place	$9,000,000	$44,000	$8,404,000	Barclays	10 year	4.25%	12/6/2024
Denver Sherman (1)	$286,000	Interest Only	$286,000	KeyBank	10 year **	4.90%	5/1/2027
Ft. Worth	$13,150,000	$73,000	$12,606,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
Houston Saks Garage	$3,650,000	$20,000	$3,380,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
MVP Wildwood	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	4/1/2019
Indianapolis Meridian (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	Interest Only	$2,142,000	KeyBank	10 year **	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	Interest Only	$762,000	KeyBank	10 year **	4.90%	5/1/2027
Minneapolis City Parking	$5,250,000	$29,000	$4,960,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
Bridgeport Fairfield	$4,400,000	$23,000	$4,168,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
The Parking REIT D&O Insurance	$390,000	$28,000	$118,000	First Insurance Funding	1 Year	3.70%	4/3/2019
Less unamortized loan issuance costs			$(1,467,000)
			$117,082,000

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

(3)	Secured by four properties, including (i) MVP PF Ft. Lauderdale 2013, LLC, (ii) MVP PF Memphis Court 2013, LLC, (iii) MVP PF Memphis Poplar 2013, LLC and (iv) MVP PF St. Louis 2013, LLC).

  * 2 Year Interest Only
** 10 Year Interest Only

The following table shows notes payable that had been paid in full during the nine months ending September 30, 2018.

Property	Original Debt Amount	Monthly Payment	Balance as of 6/30/18	Lender	Term	Interest Rate	Loan Maturity
St. Louis Lucas (1)(3)	$3,490,000	$20,000	--	Key Bank	10 year	4.59%	2/1/2026
Indianapolis Garage (2)(3)	$8,200,000	$46,000	--	Key Bank	10 year	4.59%	2/1/2026

(1)	Secured by three properties, including (i) MVP St. Louis Convention, (ii) MVP St. Louis Lucas and (iii) MVP KC Cherry.
(2)	Secured by two properties, including (i) MVP Indy City Park and (ii) MVP Indy WA Street.
(3)
Loans were defeased through sale of St Louis Lucas and Indianapolis Garage loans.  MVP Indy City Park and MVP Indy WA Street were added to the KeyBank Borrowing Base revolving credit facility, drawing approximately $8.7 million, of which approximately $1.6 million was used to pay down the KeyBank Working Capital revolving credit facility.

Total interest expense incurred for the nine months ended September 30, 2018, was approximately $5.7 million. Total loan amortization cost for the nine months ended September 30, 2018, was approximately $0.6 million.

As of September 30, 2018, future principal payments on the notes payable are as follows:

2018	$539,000
2019	10,804,000
2020	1,954,000
2021	2,058,000
2022	2,252,000
Thereafter	100,942,000
Less unamortized loan issuance costs	(1,467,000)
Total	$117,082,000

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

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the "St. Louis Master Lease"), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of MVP Realty, as tenant, (the "St. Louis Master Tenant").  St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC.  The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold.  The Company will be entitled to its proportionate share of the rent payments based on its ownership interest.  Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses.  Distributions to the Company for the three and nine months ended September 30, 2018 totaled approximately $52,000 and $154,000, respectively.

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

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

September 30, 2018
(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000
Cash	30,000
Cash – restricted	13,000
Prepaid expenses	2,000
Total assets	$11,557,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance cost of $57,196	$5,943,000
Accounts payable and accrued liabilities	61,000
Due to related party	25,000
Total liabilities	6,029,000
Equity
Member's equity	6,129,000
Offering costs	(574,000)
Accumulated earnings	514,000
Distributions to members	(541,000)
Total equity	5,528,000
Total liabilities and equity	$11,557,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For The Three Months Ended September 30, 2018	For The Nine Months Ended September 30, 2018
Revenue	$182,000	$547,000
Expenses	(84,000)	(258,000)
Net income	98,000	289,000

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

The holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. Since a Listing Event, as defined in the charter, did not occur by March 31, 2018, the cash dividend rate has been increased to 7.50%, until a Listing Event at which time, the annual dividend rate will be reduced to 5.75% of the Stated Value.  Based on the number of Series A shares outstanding at September 30, 2018, the increased dividend rate would cost the Company approximately $13,000 more per quarter in Series A dividends.

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

If and when the Amended Charter (as hereinafter defined) becomes effective, the date by which holders of Series A must provide notice of conversion will be changed from the day immediately preceding the first anniversary of the issuance of such share to December 31, 2017. This change will conform the terms of the Series A with the terms of the Series 1 with respect to conversions.

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

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2018, there were detachable warrants that may be exercised for 84,510 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at September 30, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock. As the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company's board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company's common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company's board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value.  Based on the number of Series 1 shares outstanding at September 30, 2018, the increased dividend rate would cost the Company approximately $150,000 more per quarter in Series 1 dividends.

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2018, there were detachable warrants that may be exercised for 1,382,675 shares of the Company's common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at September 30, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock. As the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

Note Q — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

On October 5, 2018, the Company, completed a partial sale of a 36,603 square feet of a surface parking lot in Minneapolis for cash consideration of $3.0 million to Choice Hotels International, Inc. The Company originally purchased the 108,029 square foot parcel in January 2016 for $6.1 million. As additional consideration, the transaction included a parking license, whereby Choice Hotels will pay $182,500 per year to license 50 parking spaces on the remaining property for five years with two five year extension options.

On October 5, 2018, The Parking REIT, Inc., through an entity wholly owned by the Company, completed a partial sale of 36,155 square feet of land adjoining a surface parking lot in Minneapolis for cash consideration of $3.0 million to Camber Lodging, LLC and Amber Lodging, LLC,  for a proposed hotel development.  The Company originally purchased the approximately 108,000 square foot parcel in January 2016 for $6.1 million.

As additional consideration, the transaction includes a parking license agreement, whereby commencing with receipt of a certificate of occupancy for the proposed newly constructed hotel, the owners will pay $182,500 per year for 50 parking spaces on the Company remaining property for five years with two five year extension options.  Prior to commencement, the parking license includes a Pre-Commencement Date License which enables the use of the same 50 spaces for construction staging for $91,250 per year beginning the earlier of the commencement of any construction or 18 months from the closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2017. As used herein, the terms "we," "our" and "us" refer to The Parking REIT, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which we refer to as our "operating limited partnership," and to their subsidiaries.

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
•
risks inherent in the real estate business, including ability to secure leases or parking management contracts at favorable terms, tenant defaults, decreased rental rates, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•	competitive factors that may limit our ability to make investments or attract and retain tenants;
•	potential decreased demand for parking facilities generally, including as a result of changes in lifestyle, technology, and transportation and commuting methods;
•	our ability to generate sufficient cash flows to pay distributions to our stockholders;
•	our failure to maintain our status as a REIT;
•	our ability to list our shares of common stock on a national securities exchange;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the covenants, conditions and requirements of that debt;
•	interest rates and operating costs;
•	changes to generally accepted accounting principles, or GAAP; and
•	potential adverse impacts from the recent changes to the U.S. tax laws.

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

Overview

The Parking REIT, Inc., formerly known as MVP REIT II, Inc., is a Maryland corporation formed on May 4, 2015 and qualifies as a REIT for U.S. federal income tax purposes upon the filing of the federal tax return for the year ended December 31, 2017. The Company believes that it has been organized and has operated in a manner that has enabled it to qualify as a REIT commencing with the taxable year ending December 31, 2017; however, if the Company is unable to meet the REIT qualification for 2017, the Company will continue to operate as a C corporation for U.S. federal income tax purposes.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States. To a lesser extent, the Company may also invest in properties other than parking facilities.

The Company is the sole general partner of the Operating Partnership. The Company owns substantially all of its assets and conduct its operations through the Operating Partnership. The Company's wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is to be operated in a manner that enables the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership is not classified as a "publicly traded partnership" for purposes of Section 7704 of the Code, which classification could result in the Operating Partnership being taxed as a corporation.

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

The Company's Advisor is owned 60% by VRM II and 40% by VRM I. The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to the Amended and Restated Advisory Agreement. As of November 9, 2018, the Company had no paid employees.

The following table is a summary of the acquisitions for the nine months ended September 30, 2018:

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Property Purchase Price	% Owned
MVP New Orleans Rampart	New Orleans, LA	2/01/2018	Lot	78	0.44	N/A	$8,105,000	100%
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	20,832,000	100%

As of September 30, 2018, the Company had investments in the facilities located as shown in the map below:

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

If the Company ceases to qualify as a REIT, it will file as a C corporation, and deferred tax assets and liabilities will be established for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for the deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on the available evidence at the time the determination is made.

The Company's board of directors will at all times have ultimate oversight and policy-making authority over the Company, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Company's Amended and Restated Advisory Agreement, the Company's board of directors has authorized the Advisor to make certain decisions regarding our investments consistent with the investment guidelines and borrowing policies approved by our board of directors and subject to the limitations in the Amended and Restated Advisory Agreement and the direction and oversight of our board of directors. VRM II owns 60% of the Advisor, and the remaining 40% is owned by VRM I; both were managed by Vestin Mortgage until such entity was internalized in January 2018. The Company's Sponsor is owned 60% by VRM II and 40% by VRM I, which were both managed by Vestin Mortgage prior to being internalized in January 2018. The Company also sold 5,000 shares of common stock directly to VRM II.

VRM I and VRM II are engaged primarily in the business of investing in commercial real estate and loans secured by commercial real estate. As the owners of the Advisor, VRM I and VRM II may benefit from any fees and other compensation that the Company pays to the Advisor under the Amended and Restated Advisory Agreement. In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Amended and Restated Advisory Agreement.  Please refer to Note E – Related Party Transactions and Arrangements – Fees Paid in Connection With the Operations of the Company in Part I, Item 1 Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report for more information.  If the owners of the Advisor determine that such waivers are no longer in the best interests of their stockholders or otherwise refuse to grant future waivers of fees or expenses if requested by the Company, then the Company's operating expenses could increase significantly, which could adversely affect the Company's results of operations and the amount of distributions to stockholders.

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

Merger with MVP I

On May 26, 2017, the Company, MVI I, Merger Sub and the Advisor entered into the Merger Agreement. On December 15, 2017, MVP I merged with and into Merger Sub. Following the Merger, the Company contributed 100% of its equity interests in Merger Sub to the Operating Partnership. At the effective time of the Merger, each share of MVP I Common Stock that was issued and outstanding immediately prior to the Merger was converted into the right to receive 0.365 shares of Company common stock. A total of approximately 3.9 million shares of Company common stock were issued to former MVP I stockholders, and former MVP I stockholders, immediately following the Merger, owned approximately 59.7% of the Company's common stock. The Company was subsequently renamed "The Parking REIT, Inc.".

Second Amended and Restated Advisory Agreement

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

Pursuant to the Amended and Restated Advisory Agreement, the asset management fee may not exceed $2,000,000 per annum (the "Asset Management Fee Cap") until the earlier of such time, if ever, that (i) the Company holds assets with an Appraised Value (as defined Amended and Restated Advisory Agreement) equal to or in excess of $500,000,000 or (ii) the Company reports AFFO (as defined in the Amended and Restated Advisory Agreement) equal to or greater than $0.3125 per share of Company Common Stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of the Company's common stock) (the "Per Share Amount") for two consecutive quarters, on a fully diluted basis.  All amounts of the asset management fee in excess of the Asset Management Fee Cap, plus interest thereon at a rate of 3.5% per annum (such amount, the "Subordinated Compensation"), will be due and payable by the Company no later than ninety (90) days after the earlier of the date that (i) the Company holds assets with an Appraised Value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO per share of the Company's common stock equal to or greater than the Per Share Amount for two consecutive quarters, on a fully diluted basis. As of September 30, 2018, the Company has subordinated approximately $0.6 million in asset management fees which will be accrued and paid once the above criteria are met.

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

Third Amended and Restated Advisory Agreement

On September 21, 2018,the Company, entered into a Third Amended and Restated Advisory Agreement with the Advisor and the Operating Partnership (the "Third Amended Advisory Agreement"), which amends and restates the Second Amended and Restated Advisory Agreement, dated as of May 26, 2017, among the Company, the Advisor and the Operating Partnership.  The Third Amended Advisory Agreement will take effect, if at all, only upon the listing of shares of our common stock on the Nasdaq Global Market.  The Third Amended Advisory Agreement was previously approved by our board of directors.

The Third Amended Advisory Agreement addresses a variety of issues, including extending the term of the agreement, clarifying ownership and access to employees and documents, and establishing a path for future internalization of our management whereby we might pay a Internalization Price (as defined in the Third Amended Advisory Agreement") to acquire the Advisor's equipment, software, information and other assets (or all outstanding equity interests in the Advisor) and might hire some or all of the Advisor's employees.

Pursuant to the terms of the amended advisory agreement, the Advisor will continue to be responsible for (a) our day-to-day operations, (b) determining investment criteria and strategy in conjunction with our board of directors, (c) sourcing, analyzing, originating, underwriting, structuring, and acquiring our portfolio investments, (d) maintaining our books and records and control over accounting and financial transactions as is reasonably required to protect the Company's and the Operating Partnership's assets from theft, error or fraudulent activity; and (e) performing other portfolio management duties. The Advisor's role as manager will continue to be under the supervision and direction of our board of directors.

The asset management fee payable under the Third Amended and Restated Advisory Agreement will not change, except that payment of the subordinated compensation may be accelerated upon certain terminations of the Third Amended Advisory Agreement.

The initial term of the Third Amended Advisory Agreement will be five years and, unless a notice of non-renewal has been timely given by either the Company or the Advisor, the term will be automatically renewed for a one year term on each anniversary date thereafter for a maximum of three, one-year renewal terms.

We may elect to terminate the Third Amended Advisory Agreement at any time after the third anniversary of the effective date for unsatisfactory performance of the Advisor, as determined in the sole discretion of two-thirds of our independent directors, by providing 180 days' notice prior to such termination.  We may also elect to terminate the Third Amended Advisory Agreement by providing the Advisor with notice of non-renewal no later than 180 days prior to the expiration of the initial term or a renewal term, as applicable. Such non-renewal must be approved by two thirds of our independent directors.  The Advisor may elect to terminate this Agreement at any time for an "Advisor Termination Cause," as defined in the Third Amended Advisory Agreement, by providing 30 days' notice prior to such termination.  Upon a termination of the Third Amended Advisory Agreement under any of the circumstances described in this paragraph, we will pay the Advisor a termination fee in recognition of the upfront effort required by the Advisor to structure and acquire our assets and the Advisor's commitment of monies and resources to our business and operations for which the Advisor would be entitled to but, has not received, reimbursement from us, and as consideration for the Advisor's release and performance of its other obligations upon termination of the Amended Advisory Agreement   The termination fee is also payable to the Advisor upon a change of control of the Company.  The termination fee is equal to the greater of: (i)    the product of (A) the average of the annual asset management fees (including any subordinated compensation) earned by the Advisor over the two (2) years ending on the last day of the calendar quarter ending immediately prior to the applicable date of termination of the agreement, multiplied by (B) three and one-half (3.5); and (ii)   $16 million; provided, however, that in no event will the termination fee exceed $21 million and, to the extent the price determined pursuant to the formula immediately above results in a price greater than $21 million, the termination fee will equal $21 million.

We also may terminate the Third Amended Advisory Agreement immediately upon notice at any time for a "Company Termination Cause," as defined in the Third Amended Advisory Agreement, by the vote of two-third of our independent directors.   The Advisor also may elect to terminate the Third Amended Advisory Agreement by providing the Company with notice of non-renewal no later than 180 days prior to the expiration of the initial term or a renewal term, as applicable.  No termination fee is due or payable to the Advisor upon a termination of the Third Amended Advisory Agreement for a Company Termination Cause or non-renewal of the Third Amended Advisory Agreement by the Advisor.

The foregoing description of the Third Amended Advisory Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the  Third Amended Advisory Agreement, which is filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2018.

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

Review of the Company's Policies

The Company's board of directors, including the independent directors, has reviewed the policies described in this Quarterly Report and determined that they are in the best interest of the Company's stockholders because: (1) they increase the likelihood that the Company will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in its portfolio; (2) the Company's executive officers, directors and affiliates of the Advisor have expertise with the type of real estate investments the Company seeks; and (3) borrowings should enable the Company to purchase assets and earn rental income more quickly, thereby increasing the likelihood of generating income for the Company's stockholders and preserving stockholder capital.

Results of Operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017.

The majority of the increase in revenues and expenses during the comparison periods are attributable to the Merger of the Company and MVP I which closed on December 15, 2017, and to a lesser extent, growth in investments in parking facilities through September 2018. The Company expects that income and expenses related to the Company's portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.  The results of operations described below may not be indicative of future results of operations.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2018	2017	2018	2017
Revenues
Base rent income	$4,992,000	$2,206,000	$14,511,000	$5,740,000
Management agreement (a)	--	--	--	518,000
Percentage rent income	1,010,000	16,000	1,776,000	523,000
Total revenues	$6,002,000	$2,222,000	$16,287,000	$6,781,000

Operating expenses
Property taxes	$668,000	90,000	1,963,000	279,000
Property operating expense	305,000	273,000	1,041,000	608,000
Asset management expense – related party	313,000	345,000	2,000,000	839,000
General and administrative	1,246,000	400,000	6,092,000	1,051,000
Merger costs	--	824,000	--	1,596,000
Acquisition expenses	7,000	113,000	411,000	2,156,000
Acquisition expenses – related party	--	--	--	1,710,000
Depreciation	1,262,000	508,000	3,653,000	1,404,000
Total operating expenses	3,801,000	2,553,000	15,160,000	9,643,000
Income (loss) from operations	$2,201,000	$(331,000)	$1,127,000	$(2,862,000)

Other income (expense)
Interest expense	$(2,170,000)	$(1,297,000)	$(6,337,000)	$(3,146,000)
Distribution income – related party	--	75,000	--	174,000
Gain from sale of investment in real estate	962,000	1,200,000	1,971,000	1,200,000
Other income	7,000	--	62,000	--
Income from DST	52,000	--	154,000	--
Income from investment in equity method investee	--	2,000	--	19,000
Total other expense	$(1,149,000)	$(20,000)	$(4,150,000)	$(1,753,000)

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

During the three and nine months ended September 30, 2018 and 2017 the following properties received percentage rent:

	For the Three Months Ended September 30		For the Nine months ended September 30
	2018	2017	2018	2017
Percentage rent income
MVP St Louis 2013	$63,000	$--	$80,000	$--
Mabley Place Garage	309,000	--	309,000	--
MVP Ft Worth Taylor	--	--	22,000	--
MVP St Louis Convention	--	--	60,000	--
MVP St Louis Lucas	5,000	--	65,000	--
MVP Indianapolis Washington	31,000	--	31,000	--
MVP Milwaukee Arena	--	--	25,000	--
MVP Denver 1935 Sherman	--	--	6,000	--
MVP San Jose 88 Garage	--	--	24,000	--
MCI 1372 Street	--	--	--	9,000
MVP St Paul Holiday	40,000	--	76,000	--
MVP Louisville Station Broadway	6,000	--	6,000	--
White Front Garage	6,000	16,000	6,000	16,000
MVP Detroit Center Garage	516,000	--	1,032,000	498,000
MVP Raider Park Garage	34,000	--	34,000	--
Total revenues	$1,010,000	$16,000	$1,776,000	$523,000

Rental revenue: The increase in rental revenues and the number of properties held are the result of the Company's planned and continued growth through new property acquisitions and the Merger of the Company and MVP I. The 25 consolidated parking facilities that were acquired through the Merger with MVP I accounted for a large portion of the increase. These 25 properties  generated approximately $2.3 and $6.0 million, respectively, in rental income to the Company during the three and nine months ended September 30, 2018.

For additional information see Note I – Acquisitions, Note K - Disposition Investments in Real Estate in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 - Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

Operating expenses:  During the three months ended September 30, 2018 total operating expenses were $3.8 million, which is a decrease from the previous two quarters ended March 31, 2018 and June 30, 2018 totaling $6.2 million and $5.1 million, respectively.  The cost reductions are primarily attributable to the absence of non-recurring costs relating to the internal investigation conducted by the audit committee of approximately $1.7 million, a decrease in asset management fees of approximately $0.5 million as the Company reached the $2.0 million annual limit, and a reduction in acquisition related expenses of approximately $0.2 million. The decrease in acquisition expenses are attributable to the adoption of ASU 2017-01 which changed the treatment of acquisition and closing costs which are subsequently included in the investment in real estate. The amounts reported as acquisition costs in 2018 are for costs incurred for proposed acquisitions that were not consummated. Additionally the change to the advisory agreement eliminated the 2.25% acquisition fee.

Other income and expense:  The increase in interest expense for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, is primarily attributable to the Company's increased use of debt to acquire properties as well as loans assumed through the Merger. To maximize the use of cash, the Company will continue to look for opportunities to utilize financing on future acquisitions, including with the use of  permanent debt at the time of acquisitions.  The interest expense will vary based on the amount of our borrowings and current interest rates at the time of financing.  The Company will seek to secure appropriate leverage with the lowest interest rate available.  The terms of the loans will vary depending on the quality of the applicable property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking leases.  There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all. Interest expense recorded for the three months ended September 30, 2018 includes loan amortization costs. Total loan amortization cost for the three months ended September 30, 2018 and 2017 was approximately $151,000 and $170,000, respectively.  Total loan amortization cost for the nine months ended September 30, 2018 and 2017 was approximately $647,000 and $409,000, respectively.

During June 2018, the Company sold two surface lots in St Louis for $8.5 million, which resulted in a gain from sale of investments of real estate of approximately $1.0 million.

During August 2018, the Company sold two surface lots in Kansas City for $4.0 million, which resulted in a gain from sale of investments of real estate of approximately $1.0 million.

For additional information see Note K – Disposal of Investment in Real Estate, Note L – Line of Credit and Note M – Notes Payable in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 –Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.

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
Jan-16
Feb-16
Mar-16
Apr-16
May-16
Jun-16
Jul-16
Aug-16
Sep-16
Oct-16
Nov-16
Dec-16
Jan-17
Feb-17
Mar-17
Apr-17
May-17
Jun-17
Jul-17
Aug-17
Sep-17
Oct-17
Nov-17
Dec-17
Jan-18
Feb-18
Mar-18
Apr-18
May-18
Jun-18
Jul-18
Aug-18
Sep-18
The Parking REIT Rental Income
Property Gross Revenues

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

•
Acquisition-related costs. The Company was organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to the Company's stockholders. In the process, the Company incurs non-reimbursable affiliated and non-affiliated acquisition-related costs, which, in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been and will continue to be funded with cash proceeds from the Offering or included as a component of the amount borrowed to acquire such real estate. If the Company acquires a property after all offering proceeds from the Offering have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to the Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of the Company's portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments' revenues and expenses. Acquisition-related costs may negatively affect the Company's operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of the Company's operating performance during periods in which acquisitions are made. However, it can provide an indication of the Company's on-going ability to generate cash flow from operations and continue as a going concern after the Company ceases to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to the Company. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

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

The Company's calculation of FFO and MFFO attributable to common shareholders is presented in the following table for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (loss) attributable to The Parking REIT, Inc. common shareholders	$261,000	$(604,000)	$(5,127,000)	$(5,157,000)
Add (Subtract):
Gain on Sale of real estate	(962,000)	(1,200,000)	(1,971,000)	(1,200,000)
Depreciation and Amortization of real estate assets	1,262,000	508,000	3,653,000	1,404,000
FFO	$561,000	$(1,296,000)	$(3,445,000)	$(4,953,000)
Add:
Acquisition fees and expenses to non-affiliates	7,000	113,000	411,000	2,156,000
Acquisition fees and expenses to affiliates	--	--	--	1,710,000
Acquisition / Merger costs	--	824,000	--	1,596,000
Subtract:
Deferred Rental Assets	(11,000)	(1,000)	(53,000)	(1,000)
MFFO attributable to The Parking REIT, Inc. shareholders	$557,000	$(360,000)	$(3,087,000)	$508,000
Distributions paid to Common Shareholders	$--	$484,000	$807,000	$1,421,000

Liquidity and Capital Resources

The Company commenced operations on December 30, 2015.

The Company's principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, capital expenditures, principal and interest on the Company's outstanding indebtedness and the payment of distributions to the Company's stockholders. Over time, the Company intends to generally fund its operating expenses from its cash flow from operations. The cash required for acquisitions and investments in real estate is funded primarily from the sale of shares of the Company's preferred stock and common stock, including those offered for sale through the Company's distribution reinvestment plan, dispositions of properties in the Company's portfolio and through third party financing and the assumption of debt on acquired properties.

On December 31, 2016, the Company ceased all selling efforts for its initial public offering of shares of its common stock at $25.00 per share, pursuant to a registration statement on Form S-11 (No. 333-205893).  The Company accepted additional subscriptions through March 31, 2017, the last day of the initial public offering, and raised approximately $61.3 million in the initial public offering before payment of deferred offering costs of approximately $1.1 million, contribution from an affiliate of the Advisor of approximately $1.1 million and cash distributions of approximately $1.8 million.

The Company raised approximately $2.5 million, net of offering costs, in funds from the private placements of Series A Convertible Redeemable Preferred Stock and approximately $36.0 million, net of offering costs, in funds from the private placements of Series 1 Convertible Redeemable Preferred Stock.

As of September 30, 2018, the Company's debt consisted of approximately $117.1 million in fixed rate debt and $38.5 million in variable rate debt, net of loan issuance costs.

The Company may seek to raise additional funds through equity financings, as well as through additional debt financing.

Our cash and cash equivalents and restricted cash were approximately $9.2 million as of September 30, 2018, which was an approximate decrease of $7.5 million from the balance at December 31, 2017.

Net cash used in operating activities for the nine months ended September 30, 2018 totaled approximately $0.9 million. Operating cash flows were used for the payment of normal operating expenses such as management fees, insurance, accounting fees and legal bills.  Net cash used in investing activities totaled approximately $25.7 million and mainly consisted of the purchase of investments in real estate totaling $28.9 million and building improvements of approximately $4.6 million. Net cash used in investing activities also had an approximate $7.5 million offset from proceeds from the sale of an investment. Net cash provided by financing activities totaled approximately $19.0 million and consisted of proceeds from issuance of preferred stock of approximately $9.1 million and proceeds from the Company's KeyBank line of credit of approximately $23.1 million, netted with payments on the KeyBank line of credit of approximately $13.8 million, proceeds from notes payable of approximately $5.5 million, netted with payments on notes payable of approximately $1.5 million, share redemptions of approximately $0.7 million and distributions to stockholders of approximately $2.6 million.

Net cash used in operating activities for the nine months ended September 30, 2017 totaled approximately $4.1 million.  Operating cash flows were used for the payment of normal operating expenses such as management fees, insurance, accounting fees and legal bills.  Net cash used in investing activities totaled approximately $76.1 million and mainly consisted of purchase of investments in real estate totaling $81.2 million (which proceeds from non-controlling interest totaled $5.1 million and use of deposits from prior periods totaled $4.2 million) and the purchase of an investment in a DST for $2.8 million.  Net cash provided by financing activities totaled approximately $83.1 million and mainly consisted of proceeds from notes payable of approximately $75.8 million, proceeds from the Company's KeyBank line of credit of approximately $32.6 million, payments on the KeyBank line of credit of approximately $39.5 million.  In addition, financing activities consisted of proceeds from issuance of common stock of approximately $5.8 million and issuance of preferred stock of approximately $14.3 million.

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

In addition, the loan with Bank of America for the MVP Detroit garage requires the Company to maintain $2.3 million in liquidity at all times, which is defined as unencumbered cash and cash equivalents. As of November 9, 2018, the Company was in compliance with this lender requirement.

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

On September 28, 2018, the Company (as "Guarantor"), the Borrowers and the Lenders entered into an amendment and waiver to the Credit Agreement. Pursuant to the amendment and waiver, the Lenders agreed to waive the requirement that the Company complete a listing of its shares of common stock on the New York Stock Exchange or another recognized exchange in the United States by September 30, 2018 and also the prohibition on the Company making distributions to holders of the Company's preferred stock from and after September 30, 2018.  As a result of the amendment and waiver, the Company's credit agreement no longer requires the Company to list its shares of common stock on a national securities exchange or redeem its shares of outstanding Series A and Series 1 preferred stock.

The amendment and waiver further provides for the maturity of the loans under the Credit Agreement on the earliest of: (a) with regard to the borrowing base loans, (i) November 30, 2018, or (ii) the closing of a loan from LoanCore Capital Funding Corporation LLC or its affiliate or another lender in an amount sufficient to satisfy in full all of the obligations of the Borrower under the Credit Agreement; and (b) with regard to the working capital revolving commitments, (i) November 30, 2018, (ii) the closing of a loan from LoanCore Capital Funding Corporation LLC or its affiliate or another lender in an amount sufficient to satisfy in full all of the obligations of the Borrower under the Credit Agreement, or (iii) the date the working capital revolving commitments are paid in full. The amendment and waiver also prohibits further borrowings under the credit facility.

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

Going Concern Evaluation

In connection with preparing condensed consolidated financial statements for the three and nine months ended September 30, 2018, management evaluated whether there were conditions and events, considered in the aggregate, that raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued.

The Company considered the following:

•	Net losses of approximately $3.0 million for the nine months ended September 30, 2018 and approximately $11.4 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively.
•	Negative cash flow from operating activities for 2018, 2017 and 2016.
Ordinarily, conditions or events that raise substantial doubt about an entity's ability to continue as a going concern relate to the entity's ability to meet its obligations as they become due.

The Company evaluated its ability to meet its obligations as they become due within one year from the date that the financial statements issued by considering the following:

•	Net income of approximately $1.0 million for the three months ended September 30, 2018.
•
The Company raised approximately $28.6 million and $9.1 million of debt and equity financing, respectively, during the nine months ended September 30, 2018 and $142 million and $34 million of debt and equity financing, respectively, during the year ended December 31, 2017.

•	The Company has historically raised funds from debt and equity financings.
•
The Company realized approximately $7.5 million proceeds from the sale of four real estate investments during the nine months ended September 30, 2018 and $1.6 million proceeds from the sale of one real estate investment during the year ended December 31, 2017.

•	The Company has approximately $162.1 million in total shareholders' equity and $326.9 million total assets.
•	As a result of the Company's restructurings that were implemented during the year ended December 31, 2017, the Company's cost structure is now in line with its future revenue projections.
In addition to the recent net income and capital raised, management also believes that the Company will generate enough cash from operations to satisfy its obligations for the next twelve months from the issuance date.

The Company will take one or more of the following actions if it starts to trend unfavorably to its internal profitability and cash flow projections, in order to mitigate conditions or events that would raise substantial doubt about its ability to continue as a going concern:

•	Implement additional restructuring and cost reductions.
•	Raise additional capital through short-term loans.
•	Raise additional capital by placing secured mortgage debt on unencumbered assets.
•	Raise additional capital through a private placement.
•	Dispose of one or more assets.
•	List the Company and raise additional capital through common or preferred equity offerings.
In previous quarters the Company has referenced being out of compliance with its fixed charge coverage ratio and financial reporting requirement covenants of its line of credit with KeyBank.  On September 28, 2018, the Company (as "Guarantor"), the Borrowers and the Lenders entered into the third amendment and waiver to the Credit Agreement which, along with the second amendment and waiver to the credit agreement dated June 19, 2018  waives the fixed charge coverage ratio requirements for the current period.  On August 10, 2018 with the filing of the SEC form 10-Q for the period ending June 30, 2018, the Company is in compliance with the financial reporting requirements of its line of credit with KeyBank.  It is for these reasons that management believes there is no going concern related to the line of credit with KeyBank.
At September 30, 2018, the Company had $5.3 million in cash and cash equivalents.

Management is not aware of any additional material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting the Company's targeted portfolio, the U.S. parking facility industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of the Company's assets.

In addition to making investments in accordance with the Company's investment objectives, the Company expects to use its capital resources to make certain payments to the Advisor and the selling agent(s). During the acquisition and development stage, the Company expects to make payments to the Advisor in connection with the management of the Company's assets and costs incurred by the Advisor in providing services to us. For a discussion of the compensation to be paid to the Advisor, see "Fees Paid in Connection with the Operations of the Company", included in Note E – Related Party Transactions and Arrangements – Fees Paid in Connection With the Operations of the Company in Part I, Item 1 Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report for more information. The Amended and Restated Advisory Agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and the Company's board of directors.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the Advisor and its affiliates in connection with the Company's organization operations for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Acquisition Fees	$--	$--	$--	$1,710,000
Asset Management Fees	313,000	345,000	2,000,000	839,000
Total	$313,000	$345,000	$2,000,000	$2,549,000

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

Common Stock

On October 23, 2015, the Company announced that its board of directors has approved a plan for payment of initial monthly cash distributions of $0.0625 per share and monthly stock dividends $0.0625 per share, based on a purchase price of $25.00 per common share, commencing after the Company breaks escrow upon receiving subscriptions for the minimum offering amount of $2 million. The initial cash distribution and stock dividend were paid on February 10, 2016 to stockholders of record as of January 24, 2016. The initial cash distributions were paid from offering proceeds rather than funds from operations and therefore may represent a return of capital.  There can be no assurance that distributions and dividends will continue to be paid at this rate. The Company's board of directors may at any time change the distribution and dividend rate or suspend payment of distributions and dividends if it determines that such action is in the best interest of the Company and its stockholders.  The Company has not established a minimum distribution level, and its charter does not require that it make distributions to its stockholders; however, if the Company reinstates the payment of distributions, the Company anticipates the payment of monthly distributions. The Company may also make special stock dividends.

From inception through September 30, 2018, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,827 shares of its common stock as dividend in distributions to the Company's stockholders.  All of the cash distributions were paid from offering proceeds and constituted a return of capital.  On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

The Company's total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company's DRIP are detailed below.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Generated from (used in) Operations (GAAP basis)
1st Quarter, 2018	$806,000	$418,000	$1,224,000	$(1,015,000)
2nd Quarter, 2018	--	--	--	(506,000)
3rd Quarter, 2018	--	--	--	663,000
Total 2018	$806,000	$418,000	$1,224,000	$(858,000)

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$161,000	$285,000	$446,000	$(2,647,000)
2nd Quarter, 2017	168,000	306,000	474,000	(296,000)
3rd Quarter, 2017	172,000	309,000	481,000	(1,753,000)
4th Quarter, 2017	178,000	310,000	488,000	(6,518,000)
Total 2017	$679,000	$1,210,000	$1,889,000	$(11,214,000)

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

The offering price was $1,000 per share.  In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of November 9, 2018, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.  These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note P — Preferred Stock and Warrants in Part I, Item 1 Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From initial issuance through September 30, 2018, the Company had declared distributions of approximately $293,000 of which approximately $274,000 had been paid to Series A stockholders.

	Total Series A Distributions Paid	Cash Flows Generated from (used in) Operations (GAAP basis)
1st Quarter, 2018	$41,000	$(1,015,000)
2nd Quarter, 2018	51,000	(506,000)
3rd Quarter, 2018	54,000	663,000
Total 2018	$146,000	$(858,000)

	Total Series A Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$5,000	$(2,647,000)
2nd Quarter, 2017	41,000	(296,000)
3rd Quarter, 2017	41,000	(1,753,000)
4th Quarter, 2017	41,000	(6,518,000)
Total 2017	$128,000	$(11,214,000)

Preferred Series 1 Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share.  On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors. On January 31, 2018, the Company closed this offering. As of November 9, 2018, the Company had raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 shares of Series 1 issued and outstanding.

The offering price is $1,000 per share.  In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of November 9, 2018, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.  These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note P — Preferred Stock and Warrants in Part I, Item 1 Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From issuance date through September 30, 2018, the Company had declared distributions of approximately $2.4 million of which approximately $2.2 million had been paid to Series 1 stockholders.

	Total Series 1 Distributions Paid	Cash Flows Generated from (used in) Operations (GAAP basis)
1st Quarter, 2018	$477,000	$(1,015,000)
2nd Quarter, 2018	639,000	(506,000)
3rd Quarter, 2018	697,000	663,000
Total 2018	$1,813,000	$(858,000)

	Total Series 1 Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$--	$(2,647,000)
2nd Quarter, 2017	14,000	(296,000)
3rd Quarter, 2017	98,000	(1,753,000)
4th Quarter, 2017	268,000	(6,518,000)
Total 2017	$380,000	$(11,214,000)

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

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset management services and reimbursement of operating and offering related costs. For additional information see Note E — Related Party Transactions and Arrangements in in Part I, Item 1 Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

On November 5, 2016, the Company purchased 338,409 shares of MVP I's common stock from an unrelated third party for $3.0 million or $8.865 per share. During the nine months ended September 30, 2017, the Company received approximately $99,000, in stock distributions, related to the Company's ownership of MVP I common stock.  At the effective time of the Merger, 174,026 shares of MVP I Common Stock held by the Company were retired.

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

If the Company ceases to qualify as a REIT for federal income tax purposes, it will file as a C corporation and deferred tax assets and liabilities will be established for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for the deferred tax assets is provided if the Company believes that it is more likely than not that it will not realize the tax benefit of deferred tax assets based on the available evidence at the time the determination is made.

The Company has elected to be treated as a REIT for the tax year beginning January 1, 2017 and ending December 31, 2017 and believes that it has been organized and has operated during 2017 in such a manner to meet the qualifications to be treated as a REIT for federal and state income tax purposes.  During 2016, the Company was subject to U.S. federal and state income taxes and filed income tax returns as a C corporation.  As such, the Company accounted for income taxes under the asset and liability method, which required the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities were determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

A full valuation allowance for deferred tax assets as of December 31, 2016 was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets will more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur.

As a REIT, the Company will generally not be subject to corporate level federal income taxes on earnings distributed to our stockholders, and therefore may not realize deferred tax assets arising during the Company's pre-2017 periods before the Company became a REIT.  The Company intends to distribute at least 90% of its taxable income annually. The Company owns and rents real estate in various states and municipalities within the United States, and, as a result, the Company or one or more of its subsidiaries may have income or other tax return filing requirements, and may be subject to income or franchise taxes, in state and municipal jurisdictions.

The Company had a net deferred tax asset of $1.6 million which is subject to a full valuation allowance and thus is not recorded on the Company's balance sheet. The deferred tax asset is primarily made up of net operating losses and capitalized acquisition costs which are deducted for book but capitalized for tax purposes. Since the Company has made a REIT election, the net operating losses will not be available to offset future income; however, they may be used to offset any built-in gains.

REIT Compliance

The Company qualifies as a REIT for federal income tax purposes for the year ended December 31, 2017, and therefore the Company generally will not be subject to federal income tax on income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company's net income.

To qualify as a REIT for tax purposes, the Company is required to distribute at least 90% of its REIT taxable income to the Company's stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the Company's REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on the taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2018, there were detachable warrants that may be exercised for 84,510 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at September 30, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to us would be approximately $2.1 million and we would as a result issue an additional 84,510 shares of common stock.

For additional information see "— Liquidity and Capital Resources" and "—Preferred Series A Stock" above and Note P — Preferred Stock and Warrants in in Part I, Item 1 - Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange.  The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2018, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company's common stock after the 90th day following the occurrence of a listing event.  These potential warrants will expire five years from the 90th day after the occurrence of a listing event.  If all the potential warrants outstanding at September 30, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, we would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

For additional information see "— Liquidity and Capital Resources" and "—Preferred Series A Stock" above and Note P — Preferred Stock and Warrants in in Part I, Item 1 - Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

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

Contractual Obligations

As of September 30, 2018, our contractual obligations consisted of the mortgage notes secured by our acquired properties and the Revolving Credit Facilities:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$118,549,000	$539,000	$12,758,000	$4,310,000	$100,942,000
Lines of credit:	--	--	--	--	--
Interest	--	--	--	--	--
Principal	39,120,000	39,120,000	--	--	--
Total	$157,669,000	$39,659,000	$12,758,000	$4,310,000	$100,942,000

Contractual obligations table amount does not reflect the unamortized loan issuance costs of approximately $1.5 million for notes payable and approximately $0.6 million for the line of credit as of September 30, 2018.

Subsequent Events

See Note Q — Subsequent Events in Part I, Item 1 - Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various subsequent events.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2018, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

During the Company's two most recent fiscal years ended December 31, 2016 and 2017 and the period from January 1, 2018 through November 9, 2018, the Company did not consult with RBSM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's consolidated financial statements, and RBSM did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

PART II   OTHER INFORMATION

None.

ITEM 1.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 9, 2018, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company did not sell any of its equity securities during the quarter ended September 30, 2018 that were not registered under the Securities Act.

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

As of filing date, the Company had 6,545,366 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total gross proceeds of approximately $202.2 million, less offering costs.

The following is a table of summary of offering proceeds from inception through September 30, 2018:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	2,451,237	$61,281,000
Redeemed Shares	--	(28,037)	(685,000)
DRIP shares	--	83,437	2,086,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,981,000
Dividend shares	--	153,827	3,845,000
Distributions	--	--	(6,554,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from Advisor	--	--	1,147,000
Shares added for Merger	--	3,887,513	85,701,000
Total	42,673	6,547,977	$184,260,000

From October 22, 2015 through September 30, 2018, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through September 30, 2018, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were $185.0 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, and the Company's portion of the total purchase price for these parking facilities was approximately $299.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders.  The ratio of the costs of raising capital to the capital raised is approximately 0.59%.

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

As of the date of this filing, 25,815 shares have been redeemed

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  MINE AND SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

During the third quarter of 2018, the Company is not aware of any information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of MVP REIT II, Inc.
3.2(2)	Articles of Amendment t of MVP REIT II, Inc.
3.3(3)	Bylaws of MVP REIT II, Inc.
3.4(4)	Articles Supplementary of MVP REIT II, Inc., designating 50,000 shares of Series A Convertible Redeemable Preferred Stock
3.4(5)	Articles Supplementary of MVP REIT II, Inc., designating 97,000 shares of Series 1 Convertible Redeemable Preferred Stock
3.5(12)	Form of Articles of Amendment and Restatement of The Parking REIT, Inc.
4.1(6)	Form of Subscription Agreement
4.2(7)	Distribution Reinvestment Plan
4.3(8)	Amended and Restated Escrow Agreement, dated October 5, 2015, between MVP REIT II, Inc. and UMB Bank, N.A.
4.4(9)	Second Amended and Restated Escrow Agreement, dated November 30, 2015, by and among MVP REIT II, Inc., MVP American Securities, LLC, and UMB Bank, N.A.
4.5(4A)	Form of warrants to acquire the Company's common stock
4.5(4B)	Form of warrants to acquire the Company's common stock
10.1(10)	Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, by and among The Parking REIT, Inc., MVP Realty Advisors, LLC and MVP REIT II Operating Partnership, LP
10.2(11)
Third Amendment to Credit Agreement and Omnibus Amendment to Loan Documents, dated as of September 28, 2018, by and among MVP REIT II Operating Partnership, LP, The Parking REIT, Inc., the lenders party thereto, and KeyBank, National Association

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
101(*)
The following materials from the Company's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL (extensible Business Reporting Language (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholder's Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed concurrently herewith.
(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015, and incorporated herein by reference.
(2)	Filed previously on Form 8-K on December 18, 2018 and incorporated herein by reference.
(3)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015, and incorporated herein by reference.
(4A)	Filed previously on Form 8-K on October 27, 2016 and incorporated herein by reference.
(4B)	Filed previously on Form 8-K on May 15, 2017 and incorporated herein by reference.
(5)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(6)	Filed previously as Exhibit A to Supplement No. 1 to the Registrant's prospectus filed December 3, 2015, and incorporated herein by reference.
(7)	Filed previously as Appendix D to the Registrant's prospectus filed October 23, 2015, and incorporated herein by reference.
(8)	Filed previously with Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 on October 6, 2015, and incorporated herein by reference.
(9)	Filed previously on Form 8-K on December 3, 2015, and incorporated herein by reference.
(10)	Filed previously on Form 8-K on September 26, 2018 and incorporated herein by reference.
(11)	Filed previously on Form 8-K on October 2, 2018 and incorporated herein by reference.
(12)	Filed previously in a Prospectus Supplement on Form 424B3 (File No. 333-20593), filed on December 18, 2017, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and President
Date:	November 9, 2018

By:	/s/ Brandon Welch
Brandon Welch
Interim Chief Financial Officer
Date:	November 9, 2018