Form 10-Q/A
period 2018-11-15
Parking REIT, Inc.
filed 2018-11-15
CIK 1642985

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Amended Form 10-Q") of The Parking REIT, Inc. (the "Company") amends the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed with the Securities and Exchange Commission on November 9, 2018 (the "Original Form 10-Q"), to delete duplicative disclosures relating to the Company's partial sale of a Minneapolis property in October 2018 that were inadvertently included in "Note Q-Subsequent Events" to the financial statements set forth in Item 1 of the Original Form 10-Q.

Except for the amendments to "Note Q-Subsequent Events" to delete the duplicative disclosures as described above, no other amendments have been made to the Original Form 10-Q.  This Amended Form 10-Q does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments described above.

The Company has attached to this Amended Form 10-Q updated certifications executed as of the date of this Amended Form 10-Q by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1 / 31.2 and 32 to this Amended Form 10-Q.

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