Form 10-K
Parking REIT, Inc.
filed 2019-03-05
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55760

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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

There is no established market for the Registrant's shares of common stock. On May 29, 2018, the board of directors of the Registrant approved an estimated net asset value per share of the Registrant's common stock of $24.61. There were approximately 6,017,565 shares of common stock held by non-affiliates at June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 5, 2019
Common Stock, $0.0001 Par Value	6,540,818

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that the Company has a limited operating history, as property operations began in 2016;
•	the fact that the Company has experienced net losses since inception and may continue to experience additional losses;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts ("REITs");
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in the Company's portfolio;
•
risks inherent in the real estate business, including ability to secure leases or parking management contracts at favorable terms, tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•	competitive factors that may limit the Company's ability to make investments or attract and retain tenants;
•	the Company's ability to generate sufficient cash flows to pay distributions to the Company's stockholders;
•	the Company's reliance on the Advisor and its employees to manage the Company's business;
•	the Company's ability to complete effectively an internalization of management transaction
•	the Company's failure to obtain status as a REIT and maintain it in the future;
•	the Company's ability to successfully integrate pending transactions and implement an operating strategy;
•	the Company's ability to list shares of common stock on a national securities exchange or complete another liquidity event;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
•	changes in interest rates;
•	changes to generally accepted accounting principles, or GAAP; and
•	potential adverse impacts from changes to the U.S. tax laws.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

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

PART I

ITEM 1. BUSINESS

General

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the "Company," "we," "us" or "our"), is a Maryland corporation formed on May 4, 2015 and has elected to be taxed, and has operated in a manner that will allow the Company to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017; therefore, it is the Company's intention to make a REIT election for the year ended December 31, 2018.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States. To a lesser extent, the Company may invest in parking properties that contain other sources of rental income, potentially including office, retail, storage, residential, billboards or cell towers.

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

As part of the Company's initial capitalization, 8,000 shares of common stock were sold for $200,000 to an affiliate of the Advisor. The Company's advisor is MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the "Advisor"), a Nevada limited liability company, which is owned 60% by Vestin Realty Mortgage II, Inc. ("VRM II") and 40% by Vestin Realty Mortgage I, Inc. ("VRM I"). The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to a second amended and restated advisory agreement among the Company, the Operating Partnership and the Advisor (the "Amended and Restated Advisory Agreement"), which became effective upon consummation of the Merger (as such term is defined below). VRM II and VRM I are Maryland corporations that trade on the OTC pink sheets and were managed by Vestin Mortgage, LLC, an affiliate of the Advisor, prior to being internalized in January 2018.

On September 21, 2018, the Company entered into a Third Amended and Restated Advisory Agreement with the Advisor. The Third Amended Advisory Agreement will become effective and replace the existing advisory agreement upon the listing of the shares of our common stock on any national exchange, unless the Company completes an internalization transaction before listing, in which case, the Company expects that the advisory agreement will be terminated as part of the internalization transaction. For more information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The Third Amended and Restated Advisory Agreement is filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2018.

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

At the effective time of the Merger, each share of MVP I common stock, par value $0.001 per share that was issued and outstanding immediately prior to the Merger (the "MVP I Common Stock"), was converted into the right to receive 0.365 shares of Company common stock. A total of approximately 3.9 million shares of Company common stock were issued to former MVP I stockholders, and former MVP I stockholders, immediately following the Merger, owned approximately 59.7% of the Company's common stock. The Company was subsequently renamed "The Parking REIT, Inc.".

Investment Objectives

The Company's primary investment objectives are to:

•	preserve capital;
•	realize growth in the value of the Company's investments; and
•	generate current income.

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

Investment Strategy

The Company's investment strategy focuses, and will continue to focus, primarily on acquiring, owning and leasing parking facilities, including parking lots, parking garages and other parking structures throughout the United States. To a lesser extent, the Company may invest in parking properties that contain other source of rental income, potentially including office, retail, storage, residential, billboards or cell towers.

Parking Facilities

The Company believes parking facilities possess attractive characteristics not found in other commercial real estate investments, including the following:

•	during the recent recession, parking revenues remained resilient;
•	historically, a large and fragmented industry, which presents unique opportunities for consolidation and growth;
•	opportunity to own land in central business districts with air rights that in the future may be sold for redevelopment;
•	net lease structure that generates stable revenues and presents opportunities to participate in property revenues above a certain threshold;
•	generally, parking leases can be terminated upon sale of the real estate to a third party;
•	generally, parking facilities can be leased to any number of parking operators, which gives the property owner flexibility and potential pricing power;
•	if a tenant in a facility terminates a lease, replacement operators can generally be found quickly, minimizing any dark period;
•	generally, no leasing commissions;
•	generally, no tenant improvement requirements;
•	trend toward automation, which helps to reduce cash theft and operating costs, improving the Company's net operating income;
•	relatively low capital expenditures compared to other real estate assets;
•	in light of the relatively low up-front costs to purchase parking properties, an enhanced opportunity for geographic diversification; and
•	generally, favorable supply and demand fundamentals, which may create favorable pricing pressure.

The Company intends to focus primarily on investing in income-producing parking lots and garages with air rights in central business districts. The Company generally seeks geographically-targeted investments that present key demand drivers, which are expected to generate steady cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following demand drivers:

•	Downtown core
•	Government buildings and courthouses
•	Sporting venues
•	Hospitals
•	Hotels

Other Real Property Investments

The Company may also invest in parking properties that generate additional income from sources other than parking, potentially including office, retail, storage, residential, billboards or cell towers. The Company may enter into various leases for these properties. The terms and conditions of any lease the Company enters into with the Company's tenants may vary substantially. However, the Company expects that leases will be the type customarily used between landlords and tenants in the geographic area where the property is located.

Investment Criteria

The Company will focus on acquiring properties that meet the following criteria:

•	properties that generate current cash flow;
•	properties that are located in populated metropolitan areas; and
•
although the Company may acquire properties that require renovation, the Company will only do so if the Company anticipates the properties will produce income within 12 months of the Company's acquisition.

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

Concentration

The Company had fifteen parking tenants as of December 31, 2018 and fourteen parking tenants as of December 31, 2017. One tenant, SP Plus Corporation (Nasdaq: SP) ("SP+"), represented 57.6% of the Company's base parking rental revenue for the year ended December 31, 2018.

SP+ is one of the largest providers of parking management in the United States. As of December 31, 2018, SP+ managed approximately 3,100 locations in North America.

Below is a table that summarizes parking rent by tenant for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
Parking Tenant	2018	2017
SP +	57.6%	54.5%
iPark Services***	13.3%	12.9%
ABM *	4.5%	2.2%
ISOM Mgmt	4.2%	1.0%
Premier Parking***	3.7%	7.8%
Interstate Parking	2.7%	6.2%
342 N. Rampart	2.7%	--
Denison	2.5%	0.2%
Lanier	2.4%	4.2%
St. Louis Parking	2.2%	4.1%
BEST PARK	1.5%	0.1%
Riverside Parking	1.0%	2.2%
PCAM, LLC	0.6%	0.1%
TNSH, LLC	0.8%	--
Denver School	0.2%	<0.1%
Secure	0.1%	<0.1%
Miller Parking **	--	4.5%

* Through February 28, 2017, MVP San Jose 88 Garage, LLC was subject to a parking management agreement with ABM and received revenue of $110,000. Starting on March 1, 2017, this property was leased to Lanier Parking Solutions.
** Revenue for Miller parking represents a settlement received by MVP Detroit Center Garage, LLC of approximately $408,000 for the operations of the garage through January 2017, at which time SP+ assumed operations under a longer-term lease agreement.
*** During June 2018 Premier Parking acquired iPark Services. Subsequent to the acquisition Premier and iPark continue to operate under their original company names.

In addition, the Company had concentrations in various cities based on parking rental revenue for the years ended December 2018 and 2017, as well as concentrations in various cities based on the real estate the Company owned as of December 31, 2018 and 2017. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Year Ended December 31,
	2018	2017
Detroit	18.2%	39.6%
Houston	13.3%	12.9%
Cincinnati	9.2%	4.0%
Fort Worth	8.1%	0.7%
Indianapolis	6.5%	0.6%
St. Louis	5.4%	6.2%
Cleveland	5.3%	11.7%
Minneapolis	4.3%	0.4%
Lubbock	4.2%	1.0%
Nashville	3.5%	7.7%
Milwaukee	3.7%	0.3%
St Paul	2.7%	6.2%
New Orleans	2.7%	--
Honolulu	2.6%	--
San Jose	2.4%	5.4%
Bridgeport	2.3%	0.2%
Memphis	1.6%	0.1%
Louisville	1.0%	2.2%
Ft. Lauderdale	0.6%	0.1%
Denver	0.8%	0.1%
Kansas City	0.6%	0.1%
Wildwood	0.4%	<0.1%
Canton	0.3%	0.5%
Clarksburg	0.3%	<0.1%

Real Estate Investment Concentration by City
	As of December 31,
	2018	2017
Detroit	17.6%	18.8%
Houston	11.9%	12.7%
Fort Worth	8.8%	9.4%
Cincinnati	8.7%	9.1%
Honolulu	6.7%	--
Cleveland	6.2%	5.6%
Indianapolis	5.8%	6.2%
Minneapolis	4.4%	5.6%
St Louis	4.4%	7.0%
Milwaukee	3.8%	4.0%
Nashville	3.7%	4.0%
Lubbock	3.5%	3.7%
St Paul	2.7%	2.9%
Bridgeport	2.6%	2.8%
New Orleans	2.6%	--
Memphis	1.5%	1.7%
San Jose	1.2%	1.3%
Fort Lauderdale	1.1%	1.2%
Denver	1.0%	1.1%
Louisville	1.0%	1.1%
Wildwood	0.4%	0.5%
Clarksburg	0.2%	0.2%
Canton	0.2%	0.2%
Kansas City	--	0.9%

Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company, including accounting services and investor relations. As a result of these relationships, the Company is dependent upon the Advisor and its affiliates, including VRM I and VRM II. In the event that these companies are unable to provide the Company with the respective services, the Company may be required to find alternative providers of these services.

Competition

The Company is unaware of any REITs in the United States that invest predominantly in parking facilities; nevertheless, the Company has significant competition with respect to the acquisition of real property. Competitors include other REITs, owners and managers of parking facilities, private investment funds, hedge funds and other investors, many of which have significantly greater resources. The Company may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If the Company pays higher prices for investments the returns will be lower, and the value of assets may not increase or may decrease significantly below the amount paid for such assets.

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

In addition, the Company may compete against VRM I and VRM II, both of which are managed by affiliates of the Company's Sponsor and the Advisor, for the acquisition of investments. The Company believes this potential conflict is mitigated, in part, by the Company's focus on parking facilities as its core investments, while the investment strategy of VRM I and VRM II focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate. In this regard, the Company notes that the Advisor has agreed to waive certain fees and expenses it otherwise would be entitled under the Amended and Restated Advisory Agreement.

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

The Company elected to be treated as a REIT effective January 1, 2017 and believes that it has been organized and has operated during 2018 in such a manner to meet the qualifications to continue to be treated as a REIT for federal and state income tax purposes.

If the Company does not qualify as a REIT for the tax year ended December 31, 2018, it will file as a C corporation and deferred tax assets and liabilities will be established for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for the deferred tax assets is provided if the Company believes that it is more likely than not that it will not realize the tax benefit of deferred tax assets based on the available evidence at the time the determination is made. For the tax year ended December 31, 2018, the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets, and thus a valuation allowance should be recorded against its net deferred tax assets.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2018.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur. Because the Company is a REIT, it will generally not be subject to corporate level federal income taxes on earnings distributed to our stockholders and therefore may not realize any benefit from deferred tax assets arising during 2018 or any prior period. The Company intends to distribute at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2018 and future periods. The Company has placed a full valuation allowance on all of its deferred tax assets, and thus no asset is recorded on the Company's balance sheet.

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

Review of the Company's Policies

The Company's board of directors, including the independent directors, has reviewed the policies described in this Annual Report and determined that they are in the best interest of the Company's stockholders because: (1) they increase the likelihood that the Company will be able implement and execute the Company's business strategies; (2) the Company's executive officers, directors and affiliates of the Advisor have expertise with the type of real estate investments the Company seeks; and (3) borrowings should enable the Company to purchase assets and earn rental income more quickly, thereby increasing the likelihood of generating income for the Company's stockholders and preserving stockholder capital.

Employees

As of March 5, 2019, the Company did not have any employees. Rather, the Company relies on employees of the Advisor and its affiliates, subject to the supervision of the Company's board of directors, to manage the Company's day-to-day activities, implement the Company's investment strategy and provide management, acquisition, advisory and administrative services.

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

There is no current public market for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. Our charter limits stockholders' ability to transfer or sell shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding capital stock or more than 9.8% in value or number, whichever is more restrictive, of the aggregate of our outstanding common stock unless exempted prospectively or retroactively by our board of directors. These restrictions may inhibit large investors from desiring to purchase stockholders' shares. Moreover, our share repurchase program includes numerous restrictions that limit stockholders' ability to sell shares to us, and our board of directors may amend, suspend or terminate our share repurchase program without stockholder approval upon 30 days' written prior notice. It will be difficult for stockholders to sell shares promptly or at all. If stockholders are able to sell shares, stockholders will likely have to sell them at a substantial discount to their purchase price. It is also likely that stockholders' shares would not be accepted as the primary collateral for a loan.

In addition, if we are successful in listing our shares of common stock on a national securities exchange, we cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly after listing, including as a result of factors unrelated to our operating performance or prospects. From time to time our board of directors evaluates actions that could provide liquidity for our stockholders. However, our ability to achieve liquidity for our stockholders is subject to market conditions and legal requirements, and there can be no assurance that we will affect a liquidity event. If we do not successfully implement a liquidity event, our shares of common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their investments to cash easily and could suffer losses on their investments.

We have a limited operating history which makes our future performance difficult to predict.

We were formed on May 4, 2015 and merged with MVP REIT, Inc., which was formed on April 3, 2012, on December 15, 2017. Accordingly, we have a limited operating history. Stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by an affiliate of the Advisor. Our lack of an operating history increases the risk and uncertainty that stockholders face in making an investment in our shares.

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

The Company's board of directors unanimously authorized a suspension of our cash distributions and stock dividends to holders of our common stock, effective as of March 22, 2018. Our board is focused on preserving capital in order to maintain sufficient liquidity to continue to operate the business and maintain compliance with debt covenants, including minimum liquidity covenants and to seek to enhance our value for stockholders through potential future acquisitions. We expect that cash retained by the suspension of cash distributions will allow us to continue to pursue investment opportunities while also preparing for a possible liquidity event in the future. Our board will continue to evaluate our performance and expects to assess our distribution policy quarterly. There can be no assurance that we will resume payment of distributions to common stockholders at any time in the future, that any acquisitions will be completed on an attractive basis, or at all, or that any liquidity event will occur or when such event may occur.

We have paid, and may continue to pay, our distributions from sources other than cash flow from operations, which has reduced the funds available for the acquisition of properties and may reduce our stockholders' overall return.

As of December 31, 2018, we have paid all of our cash distributions from sources other than cash flow from operations, including proceeds from issuance of our common and preferred shares. Our organization documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets. We have not placed a cap on the use of offering or other proceeds to fund distributions. Our long-term objective is to fund the payment of regular distributions to our stockholders from cash flow from our operations. However, we may not generate sufficient cash flow from operations to fund distributions. Therefore, if distributions resume, we may need to continue to utilize proceeds from the sale of securities or incur indebtedness to pay distributions. We can give no assurance that we will be able to pay distributions solely from our funds from operations in the future. If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and stockholders' overall return may be reduced.

Because we have paid, and may continue to pay, our cash distributions from sources other than cash flow from operations, such distributions may not reflect the current performance of our real property investments or our current operating cash flows and may constitute a return of capital.

Our long-term objective is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, our organizational documents permit us to pay distribution from any source, including offering proceeds, borrowings or sales of assets. Historically, we have utilized offering proceeds to make cash distributions. Because the amount we pay out in distributions may exceed our cash flow from operations, the amount of distributions paid at any given time may not reflect the current performance of our real property investments or our current cash flow from operations. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of capital (rather than a return on capital) and could reduce a stockholder's basis in our common stock. A reduction in a stockholder's basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder. In addition, in the event that we are unable to consistently fund monthly distributions to stockholders entirely from our cash flow from operations, the value of a stockholder's shares upon any future listing of our common stock, the sale of our assets or any other liquidity event may be reduced.

We depend on the Advisor to manage our affairs. The loss of key personnel by the Advisor or a disruption in our relationship with the Advisor could have a material adverse effect upon our ability to conduct and manage our business.

We have engaged the Advisor to manage our operations and our portfolio of real property investments. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the Advisor and its affiliates as well as the Advisor's real estate, finance and securities professionals in the identification and acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. The loss of services of one or more members of the Advisor's key personnel, the Advisor's inability to attract and retain highly qualified personnel or a disruption in our relationship with the Advisor, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, parking facility operators and managers and other industry personnel, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to stockholders and the value of our common stock.

Legal matters involving affiliates of our Advisor could adversely affect our relationship with our Advisor and distract our officers from attending to the Company's business, either of which could have a material adverse effect on the Company.

The pendency of any investigations or legal proceedings involving any of our current officers or other key personnel could harm the reputation of the Company and may distract our management from attending to the Company's business.  The adverse publicity arising out of the pendency of such investigations or proceedings could impair our ability to raise additional capital or purse liquidity transactions. The loss of key personnel or circumstances causing such personnel to otherwise become unavailable to manage our business, would result in the loss of experience, skill, resources, relationships and contacts of individuals that we believe are important to our investment and operating strategies.

In February 2018, the audit committee (the "Audit Committee") of our board of directors engaged independent legal counsel to conduct an internal investigation arising from the Audit Committee's receipt of verbal allegations from a former employee of the Advisor, regarding possible wrongdoing by our then Chairman and Chief Executive Officer, relating to potentially inaccurate disclosures by MVP American Securities ("AMS"), a firm that was previously a registered broker dealer and indirectly owned by our Chief Executive Officer, to the Financial Industry Regulatory Authority, Inc. ("FINRA") in connection with a FINRA investigation to determine if there have been violations of the federal securities laws or the rules of FINRA and other self-regulatory organizations by AMS in connection with our initial public offering and the initial public offering of MVP REIT, Inc. The Advisor's former employee also alleged possible wrongdoing relating to potential inaccuracies in personal financial statements of Mr. Shustek that were provided to one or more of the Company's lenders in connection with mortgage loans or guarantees where Mr. Shustek is a personal non-recourse carve-out guarantor.  The allegations of possible wrongdoing did not involve the Company's financial statements or accounting procedures.  The Audit Committee commenced the internal investigation and engaged independent legal counsel promptly upon becoming aware of the allegations.

On April 27, 2018, the Audit Committee concluded its internal investigation and reported to our board of directors on the matters raised by the Advisor's employee as well as certain recommendations made by the Audit Committee.  Based upon the information made available to it, the Audit Committee determined that Mr. Shustek did not exercise proper judgment and appropriate oversight in connection with the initial submission of underwriting compensation information to FINRA and the CEO's personal financial statements to the Company's lenders, which resulted in the submission of inaccurate information to FINRA and the Company's lenders.  As part of its analysis, the Audit Committee also took into consideration the fact that (i) AMS had corrected the information provided to FINRA regarding underwriting compensation before the Advisor's employee made the report to the Audit Committee and (ii) Mr. Shustek provided corrected updated personal financial statements to the Company's lenders upon being made aware of the inaccuracies in the previously submitted personal financial statements.  On February 28, 2019, FINRA notified Mr. Shustek that the Department of Enforcement staff has determined, based on the information in its possession, that it would not recommend the commencement of disciplinary action against Mr. Shustek at this time.

Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock.

Our board of directors, including all of our independent directors, approves and establishes at least annually an estimated per share NAV of our common stock, which is based on an estimated market value of our assets less the estimated market value of our liabilities, divided by the number of shares of our common stock outstanding. The objective of our board of directors in determining the estimated NAV per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate. However, the market for real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. In addition, as with any valuation method, the methods used to determine the estimated NAV per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete.

Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to reflect market value under those standards and will not necessarily result in a reflection of fair value under generally accepted accounting principles. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per share, which could be significantly different from the estimated NAV per share determined by our board of directors. The estimated NAV per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated NAV per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock, if listed, would trade at the estimated NAV per share on a national securities exchange; a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to determine the estimated NAV per share would be acceptable to FINRA, the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or other regulatory authorities (including state regulators), with respect to their respective requirements. Further, the estimated NAV per share was calculated as of a specific time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets.

Moreover, we issued shares of our common stock under our distribution reinvestment plan and purchase shares of our common stock under our share repurchase plan based on the estimated NAV per share. Stockholders may pay more than realizable value when they purchase shares under our distribution reinvestment plan or receive less than realizable value for their investment when selling their shares under our share repurchase plan.

A stockholder's ability to have his or her common shares repurchased is limited under our share repurchase program, and if a stockholder is able to have his or her common shares repurchased, it may be at a price that is less than the price the stockholder paid for the common shares and the then-current market value of the common shares.

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

The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs nor is it indicative of liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance. Management uses the calculation of FFO for multiple reasons. We use FFO to compare our operating performance to that of other REITs. Additionally, we compute FFO as part of our acquisition process to determine whether a proposed investment will satisfy our investment objectives.

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

FFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. The exclusion of impairments limits the usefulness of FFO as a historical operating performance measure since an impairment indicates that the property's operating performance may have been permanently affected. FFO is not a useful measure in evaluating NAV because impairments are considered in determining NAV but not in determining FFO.

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

Risks Related to Our Investments

We may acquire properties in parts of the United States where we do not have extensive experience.

We intend to explore acquisitions of properties throughout the United States. We may not possess familiarity with the dynamics and prevailing conditions of any geographic market we enter, which could adversely affect our ability to successfully expand into or operate within those markets. For example, markets may have different insurance practices, reimbursement rates and local real estate, zoning and development regulations than those with which we are familiar. We may find ourselves more dependent on third parties in new markets because our distance could hinder our ability to directly and efficiently identify suitable investments or manage properties in distant markets. We may not be successful in identifying suitable properties or other assets which meet our acquisition or development criteria or in consummating acquisitions or investments on satisfactory terms or at all for a number of reasons, including, among other things, unsatisfactory results of our due diligence investigations, failure to obtain financing on acceptable terms for the acquisition or development and our misjudgment of the value of the opportunities. We may also be unable to successfully integrate the operations of acquired properties, maintain consistent standards, controls, policies and procedures or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all. If we are unsuccessful in expanding into new markets, it could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our revenues will be significantly influenced by demand for parking facilities generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

We have decided that the focus for our portfolio of investments and acquisitions will be parking facilities. A decrease in the demand for parking facilities, or other developments adversely affecting such sectors of the property market would likely have a more pronounced effect on our financial performance than if we owned a more diversified real estate portfolio. If adverse economic conditions reduce discretionary spending, business travel or other economic activity that fuels demand for parking services, our revenues could be reduced. In addition, our parking facilities tend to be concentrated in urban areas. Users of our parking facilities include workers who commute by car to their places of employment in these urban centers. The return on our investments could be materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where our parking facilities are situated to other locations. Increased office vacancies in urban areas, movement toward home office alternatives or lower consumer spending could reduce consumer demand for parking, which could adversely impact our revenues and financial condition. Moreover, changing lifestyles and technology innovations also may decrease the need for parking spaces, thereby decreasing the demand for parking facilities. The need for parking spaces, for example, may decrease as the public increases its use of livery service companies and ride sharing companies or elects to take public transit for their transportation needs. Future technology innovations, such as driverless vehicles, also may decrease the need for parking spaces. It is also possible that cities could enact new or additional measures such as higher tolls, increased taxes and vehicle occupancy requirements in certain circumstances, to encourage car-pooling and the use of mass transit, all of which could adversely impact the demand for parking. Weather conditions, such as hurricanes, snow, flooding or severe weather storms, and other natural disasters and acts of terrorism could also disrupt our parking operations and further reduce the demand for parking. These and other developments affecting the demand for parking could have a material, adverse effect on the value of our properties as well as our revenues and our distributions to stockholders.

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

If competitors build new facilities that compete with our facilities or offer space at rates below the rates we charge, our lessees may lose potential or existing customers and may be pressured to discount their rates to retain business, thereby causing them to reduce rents paid to us. As a result, our ability to make distributions to stockholders may be impaired. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make, which could reduce cash available for distribution to our stockholders.

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

The successful performance of our investments is materially dependent on the financial stability of our parking tenants. We had 15 parking tenants as of December 31, 2018. Approximately 70.9% of our parking rental revenues for the year ended December 31, 2018 were generated by only two of those tenants, SP+ (57.6%) and iPark Services (13.3%). The inability of any of our significant lessees or parking managers to pay rent or fees, as applicable, or a decision by a significant lessee or parking manager to terminate a lease or management agreement prior to, or at the conclusion of, their term or any other loss of a significant lessee or parking manager (including due to a bankruptcy or insolvency) could materially and adversely affect our business, financial condition and results of operations if a suitable replacement lessee or manager is not secured in a timely manner. In the event of a payment default by one or more of our significant parking tenants, including SP+ and iPark Services, we may experience delays in enforcing our rights and may incur substantial costs in protecting our investments and re-leasing our parking facilities. Further, we cannot assure stockholders that we will be able to re-lease the parking facilities for the rent previously received, or at all, or that lease terminations will not cause us to sell the facilities at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial condition, results of operations.

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. For example, the presence of significant mold or other airborne contaminants at any of our real property investments could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others if property damage or personal injury occurs.

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

 We have incurred, and expect to continue to incur, significant indebtedness to finance our assets and operations. High debt levels and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flows may be insufficient to meet our required principal, interest charges and debt service payments;
•
we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs or to capitalize upon emerging acquisitions;

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

•
we may violate restrictive covenants in our loan documents, which may entitle the lenders to accelerate our debt obligations or reduce our ability to pay, or prohibit us from paying, distributions to our stockholders;

•	our default under any loan with cross default provisions could result in a default on other outstanding debt; and
•
our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will outpace increases in financing costs. For example, in a weakening economic environment, we would generally expect credit quality to decline, resulting in a higher likelihood that the lenders would require partial repayment from us, which could be substantial. Posting additional collateral to support any credit facilities could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, which could have a material adverse effect on our business and operations.

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

If we breach covenants under our loan agreements, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect our financial condition, results of operations and cash flows.

In addition to customary representations, warranties, covenants, and indemnities, our existing loan agreements require us and/or our subsidiaries to comply with covenants involving, among other matters, limitations on incurrence of indebtedness, debt cancellation, property cash flow allocation and liens on properties. We may enter into additional loan agreements that also may contain covenants, including those requiring us to comply with various financial covenants.

Our failure to comply with covenants in any of our loan agreements will likely constitute an event of default and, if not cured or waived, may result in:

•
acceleration of all of our debt under such loan agreement (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all;

•	our inability to borrow any unused amounts under such loan agreement, even if we are current in payments on borrowings under such loan agreement; and/or
•	the loss of some or all of our assets to foreclosure or sale.

Further, our loan agreements may contain cross default provisions, which could result in a default on our other outstanding debt.

Any such event of default, termination of commitments, acceleration of payments, or foreclosure of our assets could have a material adverse effect on our financial condition, results of operations and cash flows and ability to continue to operate and make distributions to our stockholders. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets. A default could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes. It is also possible that we could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs to us.

Instability in the debt markets and other factors may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us or could result in the foreclosure of such properties. For example, some of our loans are packed into commercial mortgage-backed securities, which place restrictions on our ability to restructure such loans without the consent of holders of the commercial mortgage-backed securities. Obtaining such consents may be time-consuming or may not be possible at all and could delay or prevent us from restructuring one or more loans. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

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

Our executive officers are also officers, directors, managers and/or key professionals of the Advisor and other affiliated entities. The Advisor and other affiliated entities receive substantial fees from us. These fees could influence the advice given to us by the key personnel of the Advisor and its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with the Advisor and other affiliated entities, including the Amended and Restated Advisory Agreement;
•	real property sales, since the asset management fees payable to the Advisor will decrease;
•	borrowings to acquire investments, which borrowings may increase the asset management fees payable to the Advisor;
•
determining the compensation paid to employees for services provided to the Company, which could be influenced in part by whether the Advisor is reimbursed by the Company for the related salaries and benefits; and

•
if the Company seeks to internalize management functions, which internalization could result in the Company retaining some of the Advisor's and its affiliates' key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of the Advisor to purchase the assets and operations of the Advisor and its affiliates.

In the course of our investing activities, we will pay an asset management fee to the Advisor and will reimburse the Advisor for expenses it incurs, regardless of the performance of our investment portfolio. As a result, investors in our common stock will invest on a "gross" basis and receive distributions on a "net" basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. Because we will pay an asset management fee and reimburse expenses regardless of how our portfolio performs, our Advisor's interests may be less aligned with our stockholders' interests than if we were internally managed and our management team was compensated largely based on performance.

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

In addition, the fees being paid to the Advisor and other affiliates for services they provide for us were not determined of an arm's length basis. As a result, the fees have been determined without the benefit of arm's length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

The Advisor may have conflicting obligations if we enter into joint ventures or engage in other transactions with its affiliates. As a result, in any such transaction we may not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.

We have co-invested in property together with one or more of our affiliates, including with the owners of the Advisor, VRM I and VRM II. We may make additional co-investments in real estate with our affiliates or through a joint venture with their affiliates. In these circumstances, the Advisor will have a conflict of interest when fulfilling its obligation to us. In any such transaction, we would not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.

Our executive officers and the Advisor's key real estate, finance and securities professionals face conflicts of interest related to their positions and interests in our affiliates, which could hinder our ability to implement our business strategy and to generate returns to stockholders.

Our executive officers and the Advisor's key real estate, finance and securities professionals are also executive officers, directors, managers and key professionals of other affiliated entities. Our Advisor also may from time to time sponsor other real estate programs with investment objectives that are similar to us. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time to time conflict with the duties that they owe to us. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) the timing and terms of the investment in or sale of an asset, (c) development of our properties by affiliates of the Advisor, (d) investments with affiliates of the Advisor, (e) compensation to the Advisor and its affiliates, and (f) our relationship generally with the Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

Further, our directors and officers, the Advisor, and any of their respective affiliates, employees and agents are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition or sale of real estate investments or that otherwise compete with us.

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

In connection with a potential listing of our shares on a national securities exchange, our board of directors is considering internalization of our management functions. Internalization would likely be accomplished through an acquisition of the Advisor's assets and hiring the personnel that the Advisor utilizes to perform services for us. An internalization transaction could result in significant payments to affiliates of the Advisor, including in the form of our equity securities, which would dilute our stockholders' interest in us. We are not required to seek a stockholder vote to become self-managed. If we internalize management, we would no longer bear the costs of the various fees and expenses we expect to pay to the Advisor under the Amended and Restated Advisory Agreement. However, our direct expenses would continue to include increased general and administrative costs. We would also employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants. We may issue equity awards to officers, employees and consultants, which awards would decrease our net income and FFO and may further dilute a stockholder's investment.

In connection with any potential internalization transaction, we anticipate that our independent board members will review and analyze the estimated costs of internalization and the anticipated and perceived benefits and savings associated with internalizing management, and compare them against the estimated costs of continuing to be externally-managed. The costs of internalization and cost savings estimates, however, will be based upon certain assumptions, including regarding future growth, and may prove to be incorrect. If the costs of internalization and the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to the Advisor, our income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to our stockholders and the value of our shares.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, the Advisor and its affiliates perform asset management and general and administrative functions on our behalf, including accounting and financial reporting. These personnel have substantial know-how and experience. We may fail to properly identify the appropriate mix of personnel needed to operate as a stand-alone entity. Certain key employees may decline our offers of employment and remain employees of the Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments.

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of cash available for us to acquire assets and to pay distributions.

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

Risks Related to Our Corporate Structure

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law (the "MGCL") may have the effect of deterring a third party from making a proposal to acquire us or of inhibiting a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Under the MGCL, certain "business combinations" (including a merger, consolidation, share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and an interested stockholder (as defined in the statute) or an affiliate of such an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter, any such business combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation and (2) two-thirds of the votes entitled to be cast by holders of shares of voting stock of the corporation other than shares held by the interested stockholder with whom (or with whose affiliate) the business combination is to be effected or held by an affiliate or associate of the interested stockholder, unless, among other conditions, the corporation's common stockholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted any business combination between us and any other person.

The MGCL provides that holders of "control shares" of our company (defined as shares of voting stock that, if aggregated with all other shares of capital stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of issued and outstanding "control shares") have no voting rights except to the extent approved at a special meeting of stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares. Our bylaws currently contain a provision exempting any and all acquisitions by any person of shares of our stock from this statute.

The "unsolicited takeover" provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses if we have a class of equity securities registered under the Exchange Act and at least three independent directors (which we will have upon the completion of this offering). These provisions may have the effect of inhibiting a third party from acquiring us or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. See "Certain Provisions of Maryland Law and of our Charter and Bylaws—Business Combinations" and "Certain Provisions of Maryland Law and of our Charter and Bylaws—Control Share Acquisitions."

Our charter contains provisions that make removal of our directors difficult, which makes it more difficult for our stockholders to effect changes to our management and may prevent a change in control of our company that is in the best interests of our stockholders.

Our charter provides that a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all the votes of stockholders entitled to be cast generally in the election of directors. Vacancies on our board of directors may be filled only by a majority of the remaining directors, even if the remaining directors do not constitute a quorum, and any individual elected to fill such a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred and until his or her successor is duly elected and qualifies. These requirements make it more difficult for our stockholders to effect changes to our management by removing and replacing directors and may prevent a change in control of our company that is otherwise in the best interests of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

As permitted by Maryland law, our charter limits the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Therefore, our directors and officers will be subject to monetary liability resulting only from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken by any of our directors or officers impede the performance of our company, stockholders and our ability to recover damages from such director or officer will be limited. In addition, our charter and our bylaws require us to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the exclusive forum for certain actions and proceedings that may be initiated by our stockholders against us or any of our directors, officers or other employees.

Our bylaws provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on our behalf, (c) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders, (d) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws or (e) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our stock will be deemed to have notice of and consented to the provisions of our charter and bylaws, including the exclusive forum provisions in our bylaws. This choice of forum provisions may limit a stockholder's ability to bring a claim in a judicial forum that the stockholder believes is favorable for such disputes and may discourage lawsuits against us and any of our directors, officers or other employees. We believe that requiring these claims to be filed in a single court in Maryland is advisable because (i) litigating these claims in a single court avoids unnecessarily redundant, inconvenient, costly and time-consuming litigation in multiple forums and (ii) Maryland courts are authoritative on matters of Maryland law and Maryland judges have more experience in dealing with issues of Maryland corporate law than judges in any other state.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Code, among other purposes, our charter generally prohibits a person from beneficially or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding common stock, unless exempted, prospectively or retroactively, by our board of directors. This limit can generally be waived and adjusted by our board of directors prospectively or retroactively. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the interest of the stockholders (and even if such change in control would not reasonably jeopardize our REIT status). This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. In addition, these provisions may also decrease a stockholder's ability to sell their shares of our common stock.

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

None of us, our Operating Partnership, or any of our subsidiaries is registered or intends to register as an investment company under the Investment Company Act. Our Operating Partnership's and subsidiaries' investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we engage, through our Operating Partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our public offering ends.

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

Stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks a stockholder may face.

Our board of directors determines our major policies, including our policies regarding investment strategies and approach, growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law (the "MGCL") and our charter, our stockholders have a right to vote only on limited matters. Our board of directors' broad discretion in setting policies and our stockholders' inability to exert control over those policies increase the uncertainty and risks a stockholder may face.

Stockholders' interest in us could be diluted if we issue additional shares, which could reduce the overall value of their investment.

Stockholders do not have preemptive rights to any shares issued by us in the future and generally have no appraisal rights. Our charter currently has authorized 100,000,000 shares of capital stock. Of the total number of shares of capital stock authorized, 98,999,000 shares are classified as common stock, par value $0.0001 per share; and 1,000,000 shares are classified as preferred stock, par value $0.0001 per share, within which (i) 97,000 shares are classified and designated as Series 1 Convertible Redeemable Preferred Stock, and (ii) 50,000 shares are classified and designated as Series A Convertible Redeemable Preferred Stock, and 1,000 shares are classified as convertible stock, par value $0.0001 per share. Subject to any limitations set forth under Maryland law, a majority of our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. A stockholder's interest in us may be diluted in the event that we (1) sell additional shares in the future, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to the Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Amended and Restated Advisory Agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. Because of these and other reasons described in this "Risk Factors" section, stockholders should not expect to be able to own a significant percentage of our shares. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, stockholders also may experience dilution in the book value and fair mark value of, and the amount of distributions paid on, their shares.

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

Under this power, our board of directors has created the Series A preferred stock and the Series 1 preferred stock, each of which ranks senior to our common stock with respect to the payment of dividends and rights upon liquidation, dissolution or winding up. Specifically, payment of any distribution preferences on the Series A preferred stock, Series 1 preferred stock, or any future series of preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of our preferred stock are entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. Holders of our preferred stock will have the right to require us to convert their shares into shares of our common stock. The conversion of our preferred stock into common stock may further dilute the ownership interest of our common stockholders. Following a Listing Event (as defined below), we also have the right, but not the obligation, to redeem the Series A preferred stock and Series 1 preferred stock and pay the redemption payments in the form of shares of our common stock, which may further dilute the ownership interest of our common stockholders. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our common stock. If we elect to redeem any of our preferred stock with cash, the exercise of such rights may reduce the availability of our funds for investment purposes or to pay for distributions on our common stock. A Listing Event is defined in the Articles Supplementary for the Series A preferred stock and Series 1 preferred stock as a liquidity event involving the listing of our shares of common stock on national securities exchange or a merger or other transaction in which our stockholders will receive shares listed on a national securities exchange as consideration in exchange for their shares in us.

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

We qualified as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2017. Although we have received an opinion of counsel with respect to our qualification as a REIT, investors should be aware, among other things, that such opinion does not bind the Internal Revenue Service (the "IRS") and was based on certain representations as to factual matters and covenants made by us. Both the validity of such opinion and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. Importantly, as of the date hereof we have a limited operating history and both the opinion and any other assessment regarding our qualification as a REIT depends on projections regarding our future activities and we can provide no assurances we would qualify or maintain our qualification as a REIT for federal income tax purposes.

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

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute dividends to our stockholders equal to at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties, and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of our stock or debt securities or sell assets in order to distribute enough of our taxable income to qualify or maintain our qualification as a REIT and to avoid the payment of U.S. federal income and excise taxes.

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

Future sales of properties may result in penalty taxes or may be made through taxable REIT subsidiaries ("TRSs"), each of which would diminish the return to stockholders.

It is possible that one or more sales of our properties may be "prohibited transactions" under provisions of the Code. If we are deemed to have engaged in a "prohibited transaction" (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale for the production of rental income. It is entirely possible that a future sale of one or more of our properties will not fall within the prohibited transaction safe harbor.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS. Though a sale of such property by a TRS likely would mitigate the risk of incurring a 100% penalty tax, the TRS itself would be subject to regular corporate income tax at the U.S. federal level, and potentially at the state and local levels, on the gain recognized on the sale of the property as well as any income earned while the property is operated by the TRS. Such tax would diminish the amount of proceeds from the sale of such property ultimately distributable to our stockholders. Our ability to use TRSs in the foregoing manner is subject to limitation. Among other things, the value of our securities in TRSs may not exceed 25% (20% for taxable years beginning after December 31, 2017) of the value of our assets and dividends from our TRSs, when aggregated with all other non-real estate income with respect to any one year, generally may not exceed 25% of our gross income with respect to such year. No assurances can be provided that we would be able to successfully avoid the 100% penalty tax through the use of TRSs.

In addition, if we acquire any asset from a subchapter C corporation (i.e., a corporation generally subject to full corporate-level tax) in a merger or other transaction in which we acquire a basis in the asset determined by reference either to the subchapter C corporation's basis in the asset or to another asset, we will pay tax, at the highest U.S. federal corporate income tax rate, on any built-in gain recognized on a taxable disposition of the asset during the 5-year period after its acquisition.

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

The maximum U.S. federal income tax rate for dividends payable by corporations to domestic stockholders that are individuals, trusts or estates is generally 20%. Dividends from REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient, rather than the 20% preferential rate. For taxable years prior to 2026, individual stockholders are generally allowed to deduct 20% of the aggregate number of ordinary dividends distributed by us, subject to certain limitations. Nevertheless, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations, which could adversely affect the value of the stock of REITs, including our common stock.

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

•
Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•
Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Investments in other REITs and real estate partnerships could subject us to tax risks associated with the tax status of such entities.

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

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of any taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT. Unless an exemption is granted prospectively or retroactively by our board of directors, no person (as defined to include certain entities) may own more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8%, in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of common stock. Generally, this limit can be waived and adjusted by the board of directors. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, 10% or more of any of our tenants. Our board of directors may grant an exemption from the 9.8% ownership limit prospectively or retroactively in its sole discretion, subject to such conditions, representations and undertakings as required by our charter or as it may determine. These and other ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits and the other restrictions on ownership and transfer in our charter might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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
•
Implements a one-time deemed repatriation tax on corporate profits (at a rate of 15.5 percent on cash assets and 8 percent on noncash assets) held offshore, which profits are not to be considered for purposes of the REIT gross income tests.

Many of the provisions in the Tax Reform Legislation expire in seven years (at the end of 2025). As a result of the changes to U.S. federal tax laws implemented by the Tax Reform Legislation, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change.

The Tax Reform Legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking in a number of areas. The long-term impact of the Tax Reform Legislation on us, our investors, our tenants and the real estate industry cannot be reliably predicted at this early stage of the new law's implementation. Furthermore, the Tax Reform Legislation may negatively impact certain of our tenants' operating results, financial condition, and future business plans. There can be no assurance that the Tax Reform Legislation will not negatively impact our operating results, financial condition, and future business operations. Additionally, the Tax Reform Legislation may be averse to certain of our stockholders and other investors. Prospective investors are urged to consult their tax advisors regarding the effect of the changes to the U.S. federal tax laws on an investment in our shares and other securities.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

During August 2018, the Company moved its headquarters from 2965 S. Jones #C1-100, Las Vegas, NV 89146 to 8880 West Sunset Road, Suite 240, Las Vegas, Nevada 89148.

As of December 31, 2018, the Company held 42 properties. These acquisitions were funded with proceeds from issuance of common stock and preferred stock and debt financing, and includes properties acquired as part of the merger with MVP I, which closed on December 15, 2017.

The following map and table set forth the property name, percentage owned, location and other information with respect to the parking lots and/or facilities that the Company had acquired as of December 31, 2018:

The location marks are based on dollar amounts the Company has invested in each property in relation to the total property investment held at the time of filing.

Property Name	Location	Acquisition Date	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	% Owned

MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2.00	N/A	$5,845,000	100%
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,050,000	100%
MVP San Jose 88 Garage	San Jose, CA	6/15/2016	Garage	328	1.33	N/A	$3,844,000	100%
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	100%
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$6,300,000	100%
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$3,007,000	100%
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	100%
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	100%
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,672,000	100%
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$10,541,000	100%
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	100%
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	100%
MVP Detroit Center Garage	Detroit, MI	1/10/2017	Garage	1,275	1.28	N/A	$55,476,000	100%

 (table continued)
St. Louis Broadway	St Louis, MO	2/1/2017	Lot	161	0.96	N/A	$2,400,000	100%
St. Louis Seventh & Cerre	St Louis, MO	2/1/2017	Lot	174	1.06	N/A	$3,300,000	100%
MVP Preferred Parking (3)	Houston, TX	6/29/2017	Garage/Lot	528	0.98	784	$21,115,000	100%
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,029,000	100%
MVP PF Ft. Lauderdale	Ft. Lauderdale, FL	12/15/2017	Lot	66	0.75	4,017	$3,423,000	100%
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,735,000	100%
MVP PF Memphis Court	Memphis, TN	12/15/2017	Lot	37	0.41	N/A	$1,008,000	100%
MVP PF St. Louis 2013	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,145,000	100%
Mabley Place Garage	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,185,000	83%
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	100%
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	100%
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	100%
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,391,000	100%
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$5,083,000	100%
MVP Wildwood NJ Lot 1 (2)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$545,000	100%
MVP Wildwood NJ Lot 2 (2)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$686,000	100%
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	100%
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	100%
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	195	1.65	N/A	$4,012,000	100%
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	100%
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	100%
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	100%
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	100%
MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	100%
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	100%
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$9,838,000	100%
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000	100%
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$21,000,000	100%

(1) These properties are held by West 9th St. Properties II, LLC.
(2) These properties are held by MVP Wildwood NJ Lot, LLC.
(3) MVP Preferred Parking holds two properties.

As of date of filing, all of the Company's parking facilities were fully leased to parking operators.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 5, 2019, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 5, 2019, there were 3,782 holders of record of the Company's common shares and 52 and 625 holders of record of the Company's Series A and Series 1 preferred shares, respectively. The number of stockholders is based on the records of the Company's transfer agent.

Market Information

The Company's shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. The charter does not require the board of directors to pursue a liquidity event. Due to the uncertainties of market conditions in the future, the Company believes setting finite dates for possible, but uncertain, liquidity events may result in actions not necessarily in the best interests or within the expectations of the Company's stockholders. The Company expects that the Company's board of directors, in the exercise of its duties to stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of stockholders. A liquidity event could include (1) the sale of all or substantially all assets either on a portfolio basis or individually followed by a liquidation, in which the net proceeds are distributed to stockholders, (2) a merger or another transaction approved by the board of directors in which stockholders will receive cash and/or shares of a publicly traded company or (3) a listing of shares on a national securities exchange. In the exercise of its duties to stockholders, the Company's board of directors has determined that it is in the best interests of the Company stockholders to pursue a listing of its shares of common stock on a national securities exchange. The Company filed an application to list its common stock on a national securities exchange on July 13, 2018. There can be no assurance that the Company will cause a liquidity event to occur in the near future or at all.

In order for members of FINRA and their associated persons to have participated in the offering and sale of the Company's common shares or to participate in any future offering of common shares, the Company is required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to stockholders a per share estimated value of the Company's common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, the Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in the Company's common shares. On May 29, 2018 the Company announced an estimated per common share net asset value ("NAV") of approximately $161.2 million or $24.61 per common share as of May 29, 2018. The estimated per common share NAV was based on the estimated value of the REIT's assets less the estimated value of the Company's liabilities, divided by the approximate number of shares outstanding on a fully diluted basis, calculated as of May 29, 2018. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $24.61 per share if a market did exist. Please see our Current Reports on Form 8-K, filed with the SEC on May 30, 2018 for additional information regarding the NAV calculation.

Distribution Reinvestment Plan

The Company currently has a distribution reinvestment plan pursuant to which the Company's common stockholders may elect to have distributions on their common shares, if any, automatically reinvested in additional shares of the Company's common stock. The Company ceased payment of distributions on March 22, 2018 and as such there are currently no distributions to invest in the DRIP. Prior to the suspension of distributions and the NAV calculation, stockholders purchased common stock under the DRIP at a price equal to $25 per common share. In the event that distributions are reinstated and the DRIP is ongoing, the purchase price per DRIP share will be equal to the Company's NAV per common share. The Company announced a NAV per common share of $24.61 effective as of May 29, 2018. The Company may amend the plan to offer shares at such prices as the Company determines necessary or appropriate to ensure the Company's dividends are not "preferential" for incomes tax purposes. No sales commissions will be paid in connection with shares purchased pursuant to the Company's distribution reinvestment plan.

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

If the stockholder participates in the Company's distribution reinvestment plan and is subject to federal income taxation, the stockholder will incur a tax liability for distributions allocated to the stockholder even though the stockholder has elected not to receive the distributions in cash, but rather to have the distributions withheld and reinvested in the Company's common stock. Specifically, the stockholder will be treated as if the stockholder has received the distribution from us in cash and then applied such distribution to the purchase of additional shares of the Company's common stock. The stockholder will be taxed on the amount of such distribution as ordinary income to the extent such distribution is from current or accumulated earnings and profits, unless the Company has designated all or a portion of the distribution as a capital gain distribution. In addition, the difference between the public offering price of the Company's shares and the amount paid for shares purchased pursuant to the Company's distribution reinvestment plan may be deemed to be taxable as income to participants in the plan. Please see "Risk Factors — Federal Income Tax Risks — Stockholders may have current tax liability on distributions if they elect to reinvest in our shares."

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

The Company has issued a total of 83,437 shares of common stock under the DRIP as of December 31, 2018.

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

On May 29, 2018, the Company filed a Current Report on Form 8-K stating that the Company's board of directors suspended its SRP, other than for repurchases in connection with a shareholder's death or disability. In accordance with the SRP, the suspension of the SRP went into effect on June 28, 2018 which is 30 days after the date of the Form 8-K providing notice of the suspension. The Company utilizes the cash savings to further its business operations. The Company's Board of Directors may in the future reinstate the SRP, although there is no assurance as to if or when this will happen.

As of the date of this filing, 35,197 shares have been redeemed.

Recent Sales of Unregistered Securities

The Company did not sell any securities that were not registered under the Securities Act for the year ended December 31, 2018, other than any sales that have been previously reported by the Company in a quarterly report on 10-Q or current report on Form 8-K.

Use of Offering Proceeds

As of March 5, 2019, the Company had 6,540,818 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total gross proceeds of approximately $183.3 million, less offering costs.

The following is a table of summary of offering proceeds from inception through December 31, 2018:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	2,451,238	$61,281,000
Redeemed Shares	--	(33,217)	(812,000)
DRIP shares	--	83,437	2,086,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,981,000
Dividend shares	--	153,826	3,845,000
Distributions	--	--	(7,305,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from Advisor	--	--	1,147,000
Shares added for Merger	--	3,887,513	85,701,000
Total	42,673	6,542,797	$183,382,000

From October 22, 2015 through December 31, 2017, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through December 31, 2018, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were approximately $183.4 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, of which the Company's portion of the total purchase price for these parking facilities was approximately $320.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders. The ratio of the costs of raising capital to the capital raised is approximately 0.6%.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2018, 2017 and 2016 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data has been derived from our audited consolidated financial statements.

BALANCE SHEET DATA:	The year ended December 31, 2018	The year ended December 31, 2017	The year ended December 31, 2016
Total Assets	$323,571,000	$312,943,000	$70,255,000

Total Liabilities	$161,451,000	$150,767,000	$14,382,000
Total Equity	$162,120,000	$162,176,000	$55,873,000
Total Liabilities and Equity	$323,571,000	$312,943,000	$70,255,000

STATEMENT OF OPERATIONS DATA:	The year ended December 31, 2018	The year ended December 31, 2017	The year ended December 31, 2016
Total revenues	$22,100,000	$10,385,000	$1,602,000
Total expenses	$(20,135,000)	$(17,718,000)	$(5,618,000)
Income (loss) from continuing operations	$1,965,000	$(7,333,000)	$(4,016,000)
Income (loss) from continuing operations per common share	$(1.19)	$(4.21)	$(3.87)
Net loss	$(7,773,000)	$(11,411,000)	$(4,268,000)

Weighted average shares outstanding	6,550,099	2,709,977	1,102,459

STATEMENT OF CASH FLOWS DATA:	The year ended December 31, 2018	The year ended December 31, 2017	The year ended December 31, 2016
Net cash (used in) provided by operating activities	$(1,671,000)	$(8,493,000)	$(3,644,000)
Net cash (used in) investing activities	$(24,460,000)	$(88,388,000)	$(59,424,000)
Net cash provided by financing activities	$18,836,000	$108,626,000	$65,685,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Also see "Forward Looking Statements" preceding Part I.

Overview

The Company operates as a REIT and was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in parking properties that contain other source of rental income, potentially including office, retail, storage, residential, billboard or cell towers. As of December 31, 2018, the Company held 42 properties in various cities, all of which are parking facilities. See note C – Commitments and Contingencies in Part II, Item 8 Financial Statements of this Annual Report for additional information.

The Company was incorporated in Maryland on May 4, 2015 and is the sole member of the Operating Partnership. The Company owns substantially all of its assets and conduct its operations through the Operating Partnership. On May 26, 2017, the Company, MVP REIT, Inc., a Maryland corporation ("MVP I"), MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Merger Sub"), and the Advisor entered into an agreement and plan of merger (the "Merger Agreement"), pursuant to which MVP I would merge with and into Merger Sub (the "Merger"). On December 15, 2017, the Merger was consummated. Following the Merger, the Company contributed 100% of its equity interests in Merger Sub to the Operating Partnership. See note P – Merger in Part II, Item 8 Financial Statements of this Annual Report for additional information.

The Company is externally managed by MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the "Advisor"), a Nevada limited liability company. The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to the restated advisory agreement among the Company, the Operating Partnership and the Advisor. See Part I, Item 1 Business of this Annual Report for additional information.

The Company has elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2017.

Investment Objectives

The Company's primary investment objectives are to:

•	preserve capital;
•	realize growth in the value of the Company's investments; and
•	generate current income.

Investment Strategy

The Company's investment strategy focuses, and will continue to focus, primarily on acquiring, owning and managing parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in parking properties that contain other sources of rental income, potentially including office, retail, storage, residential, billboard or cell towers. No more than 10% of the proceeds of the Common Stock Offering are authorized to be used for investment in Canadian properties. The Company intends to focus primarily on investing in income-producing parking lots and garages with air rights in central business districts. The Company generally seeks geographically-targeted investments that present key demand drivers, which are expected to generate steady cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following demand drivers:

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

The following table is a summary of the acquisitions for the year ended December 31, 2018:

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Property Purchase Price
MVP New Orleans Rampart, LLC	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000
MVP Hawaii Marks Garage, LLC	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$20,834,000

The following table is a summary of the dispositions for the year ended December 31, 2018:

Property	Location	Date Sold	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Property Sale Price
MVP St. Louis Convention Plaza, LLC and MVP St. Louis Lucas, LLC	St. Louis, MO	7/16/2018	Lot	218, 202	1.26, 1.07	N/A	$8,500,000
MVP PF Kansas City 2013, LLC and MVP KC Cherry Lot, LLC	Kansas City, MO	8/20/2018	Lot	164, 84	1.18, 0.60	N/A	$4,000,000
MVP Minneapolis Venture, LLC (partial)	Minneapolis, MN	10/5/2018	Lot	6	0.83	N/A	$3,000,000

Results of Operations for the year ended December 31, 2018 compared to the year ended December 31, 2017.

The majority of the increase in revenues and expenses during the comparison periods are attributable to the Merger of the Company and MVP I which closed on December 15, 2017, and to a lesser extent, growth in investments in parking facilities for the year ended December 31, 2018 and professional fees. The Company expects that income and property operating expenses related to the Company's portfolio will increase in future years as a result of owning the properties acquired for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets. The results of operations described below may not be indicative of future results of operations.

	For the Years Ended December 31
	2018	2017
Revenues
Base rent income	$19,534,000	$8,694,000
Management agreement (a)	--	518,000
Percentage rent income	2,566,000	1,173,000
Total revenues	$22,100,000	$10,385,000

Rental revenue: The increase in rental revenues and the number of properties held are primarily the result of the Company's planned and continued growth through new property acquisitions and the Merger of the Company and MVP I. The 25 consolidated parking facilities that were acquired through the Merger with MVP I accounted for a large portion of the increase. For the years ended December 31, 2018 and 2017 these 25 properties generated approximately $7.9 and $0.4 million, respectively, in rental income and $0.9 million and $34,000, respectively, in percentage rent income to the Company.

For additional information see Note D – Investments in Real Estate, Note I – Acquisitions, Note K - Disposition of Investments in Real Estate in the notes to the condensed consolidated financial statements included in Part II, Item 8 - Notes to the Consolidated Financial Statements of this Annual Report.

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

During the years ended December 31, 2018 and 2017 the Company received percentage rent on the following properties:

	For the Years Ended December 31
	2018	2017
Percentage rent income
MVP St Louis 2013 (a)	$166,000	$25,000
Mabley Place Garage (a)	309,000	--
MVP Ft Worth Taylor (b)	22,000	--
MVP St Louis Convention (a)	63,000	--
MVP St Louis Lucas (a)	65,000	--
MVP Indianapolis Washington (a)	115,000	--
MVP Indianapolis Meridian Lot (e)	9,000	--
MVP Milwaukee Arena (b)	130,000	--
MVP Denver 1935 Sherman (b)	16,000	--
MVP San Jose 88 Garage (b)	24,000	--
MCI 1372 Street	--	9,000
MVP St Paul Holiday (b)	76,000	--
MVP Louisville Station Broadway (b)	6,000	--
White Front Garage	2,000	16,000
MVP Houston Preston (b)	4,000	--
MVP Houston San Jacinto (b)	47,000	--
MVP Detroit Center Garage (c)	1,489,000	1,123,000
MVP Raider Park Garage (d)	14,000	--
MVP New Orleans Rampart (d)	9,000	--
Total revenues	$2,566,000	$1,173,000

a)	Prior to the merger commenced on December 15, 2017, the following properties had received percentage revenue reported on the predecessor's financials:
•	MVP PF St Louis 2013 received approximately $146,000 in total. (Approximately $121,000 on predecessor)
•	Mabley Place Garage received approximately $225,000.
•	MVP St Louis Convention received approximately $9,000
•	MVP St Louis Lucas received approximately $50,000.
•	MVP Indianapolis Washington received approximately $147,000.
b)	Neither the Company nor the predecessor received percentage rent for the year ended December 31, 2017.
c)
In January 2017, $408,000 of management fee income was recognized under the terms of the management agreement upon execution of lease agreement with new operator. All subsequent percentage rent revenue was recognized as such.

d)	Initial lease year reporting percentage rent for the year ended December 31, 2018.
e)	$5,000 percentage rent for the year ending December 31, 2017 reported in base rent income.

	For the Years Ended December 31
	2018	2017
Operating expenses
Property taxes	$2,918,000	$677,000
Property operating expense	1,404,000	981,000
Asset management expense – related party	2,000,000	1,259,000
General and administrative	3,620,000	989,000
Professional fees	4,243,000	908,000
Merger costs	--	2,616,000
Merger costs – related party	--	3,600,000
Acquisition expenses	412,000	2,695,000
Acquisition expenses – related party	--	1,957,000
Impairment on investment in real estate	600,000	--
Depreciation	4,938,000	2,036,000
Total operating expenses	20,135,000	17,718,000
Income (loss) from operations	$1,965,000	$(7,333,000)

Operating expenses: The increase to property taxes of approximately $2.2 million, property operating expense of approximately $0.4 million and depreciation and amortization of approximately $2.9 million are primarily attributed to holding assets acquired through the merger for an entire year and to a lesser extent the addition of two properties in 2018. Additionally, certain municipalities increased assessed property values or increased tax rates which resulted in an increase in property tax expense.

Asset management fees increased approximately $0.7 million in 2018 primarily due to the increase in the post-merger asset balance and reached the maximum annual payment amount of $2.0 million per the Advisory Agreement during the third quarter of 2018. Approximately $1.4 million in asset management fees have been subordinated and will be recognized when it is certain the fees will be payable to the Advisor per GAAP guidance.

A significant portion of the increase in general and administrative expenses of approximately $2.6 million and professional fees of approximately $3.3 million was attributable to legal and accounting fees of approximately $0.8 million relating to an internal investigation conducted by the Audit Committee, see Form 8-K filed by the Company dated April 29, 2018 and professional fees of approximately $0.8 million relating to establishing a path for future internalization of our management and listing our common stock on the Nasdaq Global Market. The Company has submitted a claim to its directors' and officers' liability insurance carrier for reimbursement of costs and expenses incurred by the Company in connection with the internal investigation. As of the filing date of this report, the Company has not been informed by its insurance carrier if the claim, or any portion thereof, will be covered and no estimate can be given as to the amount of costs and expenses that may be reimbursed through such insurance coverage.

The Company incurred no merger costs in 2018 due to the merger commenced and completed on December 15, 2017. Acquisition expenses declined approximately $2.3 million in 2018 due to fewer acquisitions during the year and adoption of ASU 2017-01 as of January 1, 2018. Acquisitions costs related to purchased properties are capitalized with the investment in real estate. Acquisition expenses incurred during the year ended December 31, 2018 relate solely to dead deals.

The Company recorded impairment charges of approximately $0.6 million and $0 for the years ended December 31, 2018 and 2017, respectively. The estimated fair values, as they relate to property carrying values were primarily based upon estimated sales prices from third-party offers or indicative bids.

As the Company continues to acquire new properties, by means of equity raises and debt financing, the Company expects to see operations and maintenance and depreciation expenses grow.

	For the Years Ended December 31
	2018	2017
Other income (expense)
Interest expense	$(9,449,000)	(4,651,000)
Distribution income – related party	--	189,000
Gain from sale of investment in real estate	2,276,000	1,200,000
Gain from acquisition of real estate - equity method	--	180,000
Other income	81,000	--
Income from DST	205,000	105,000
Income from investment in equity method investee	--	19,000
Total other expense	$(6,887,000)	$(2,958,000)

Other income and expense: The increase in interest expense of approximately $4.8 million for the year ended December 31, 2018, as compared to the same period in 2017, is primarily attributable to the Company's increased use of debt to acquire properties as well as loans assumed through the Merger and expensing deferred loan fees of approximately $0.8 million due to the early payoff of term and LOC debt. To maximize the use of cash, the Company will continue to look for opportunities to utilize debt financing in future acquisitions, including use of permanent debt. The interest expense will vary based on the amount of our borrowings and current interest rates at the time of financing. The Company will seek to secure appropriate leverage with the lowest interest rate available. The terms of the loans will vary depending on the quality of the applicable property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking leases. There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all. Interest expense recorded for the year ended December 31, 2018 includes loan amortization costs. Total loan amortization cost for the years ended December 31, 2018 and 2017 was approximately $1.7 million and $0.7 million, respectively.

During 2018, the Company sold four properties in St. Louis and Kansas City, MO and a portion of another in Minneapolis, MN for proceeds of $15.5 million. The proceeds were primarily used to reduce debt and fund operations. These sales resulted in a gain from sale of investments of real estate of approximately $2.3 million. During 2017 the Company sold one property in Houston, TX for proceeds of $2.0 million. The proceeds were used to fund investments in real estate.

For additional information see Note K – Disposal of Investment in Real Estate, Note L – Notes Payable in the notes to the consolidated financial statements included in Part II, Item 8 –Financial Statements of this Annual Report.

Since a majority of the Company's property leases call for additional percentage rent, the Company monitors the gross revenue generated by each property on a monthly basis. The higher the property's gross revenue the higher the Company's potential percentage rent. The graph below shows the comparison of the Company's quarterly rental income to the gross revenue generated by the properties.

Non-GAAP Financial Measures

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

No less frequently than annually, the Company evaluates events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, the Company assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) expected from the use of the assets and the eventual disposition. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that because impairments are based on estimated future undiscounted cash flows and the relatively limited term of the Company's operations, it could be difficult to recover any impairment charges through operational net revenues or cash flows prior to any liquidity event. The Company adopted the IPA MFFO Guideline as management believes that MFFO is a helpful indicator of the Company's on-going portfolio performance. More specifically, MFFO isolates the financial results of the REIT's operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings in accordance with GAAP. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or the Company's future ability to pay the Company's dividends. By providing FFO and MFFO, the Company presents information that assists investors in aligning their analysis with management's analysis of long-term operating activities. MFFO also allows for a comparison of the performance of the Company's portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of the Company's performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and the Company believes it is often used by analysts and investors for comparison purposes. As explained below, management's evaluation of the Company's operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

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

For all of these reasons, the Company believes the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of the Company's real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of the Company's cash available to fund distributions since other uses of cash, such as capital expenditures at the Company's properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as the Company's where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if the Company does not continue to operate under the Company's current business plan as noted above. MFFO is useful in assisting management and investors in assessing the Company's ongoing ability to generate cash flow from operations and continue as a going concern in future operating periods, and, after the Common Stock Offering and acquisition stages are complete and NAV is disclosed. However, MFFO is not a useful measure in evaluating NAV because impairments are considered in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as a more prominent measure of performance than income (loss) from operations, net income (loss) or cash flows from operating activities and each should be reviewed in connection with GAAP measurements.

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

The Company's calculation of FFO and MFFO attributable to common shareholders is presented in the following table for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Net loss attributable to The Parking REIT, Inc. common shareholders	$(7,773,000)	$(11,411,000)
Add (Subtract):
Gain on Sale of real estate	(2,276,000)	(1,200,000)
Provision for impairment of real estate	600,000	--
Depreciation and Amortization of real estate assets	4,938,000	2,036,000
FFO	$(4,511,000)	$(10,575,000)
Add:
Acquisition fees and expenses to non-affiliates	412,000	2,695,000
Acquisition fees and expenses to affiliates	--	1,957,000
Acquisition / Merger costs – Related Party	--	3,600,000
Acquisition / Merger costs	--	2,616,000
Loan defeasance costs	643,000	--
Loan fee costs due to loan defeasance	210,000	--
Subtract:
Deferred Rental Assets	(93,000)	(195,000)
MFFO attributable to The Parking REIT, Inc. shareholders	$(3,339,000)	$98,000
Distributions paid to Common Shareholders	$807,000	$2,296,000

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

The Company raised approximately $2.5 million, net of offering costs, in funds from the private placements of Series A Convertible Redeemable Preferred Stock and approximately $36.0 million, net of offering costs, in funds from the private placements of Series 1 Convertible Redeemable Preferred Stock. Combined $9.1 million and $29.4 million for the years ended December 31, 2018 and 2017, respectively.

During 2018, the Company sold four properties and a portion of another in St. Louis and Kansas City, MO and Minneapolis, MN for proceeds of $15.5 million. The proceeds were primarily used to reduce debt and fund operations. These sales resulted in a gain from sale of investments in real estate of approximately $2.3 million. During 2017 the Company sold one property in Houston, TX for proceeds of $2.0 million. The proceeds were used to fund investments in real estate, specifically.

In May 2018, the Company entered into agreements with the Redevelopment Agency for the City of Milwaukee ("RACM") and the Milwaukee Symphony ("Symphony"), regarding the MVP Milwaukee Wells surface parking lot (the "Lot"), wherein we acquired a parcel of land from RACM for $388,545 and sold a portion of the Lot to the Symphony for $200,000. These transactions resulted in an addition of approximately 5,000 square feet to the Lot and will allow us to add an additional 53 parking spaces.

As of December 31, 2018, the Company's debt consisted of approximately $118.9 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs.

The Company may seek to raise additional funds through equity financings, as well as through additional debt financing.

Sources and Uses of Cash

The following table summarizes our cash flows for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(1,671,000)	$(8,493,000)
Net cash used in investing activities	(24,460,000)	(88,388,000)
Net cash provided by financing activities	18,836,000	108,626,000

Comparison of the year ended December 31, 2018, to the year ended December 21, 2017

Our cash and cash equivalents and restricted cash were approximately $9.4 million as of December 31, 2018, which was a decrease of approximately $7.3 million from the balance at December 31, 2017.

Cash flows from operating activities

Net cash used in operating activities decreased by approximately $6.8 million. The following are the significant factors for change:

•	Decrease in net loss to approximately $5.0 million for the year ended December 31, 2018 compared to $10.3 million for the year ended December 31, 2017
•	Decrease of amounts to related parties to $0.4 million during the year ended December 31, 2018 from $2.8 million during the year ended December 31, 2017.
•	Increase of depreciation to approximately $4.9 million during the year ended December 31, 2018 from $2.0 million during the year ended December 31, 2017.
•	Increase of amortization of loan costs to approximately $1.7 million during the year ended December 31, 2018 from $0.7 million during the year ended December 31, 2017.
•	Increase of gain from acquisition to approximately $2.3 million during the year ended December 31, 2018 from $0.2 million during the year ended December 31, 2017.
•	Decrease of merger from approximately $2.7 million during the year ended December 31, 2017 to none during the year ended December 31, 2018.

Cash flows from investing activities

Net cash used in investing activities decreased by approximately $63.9 million. The following are the significant factors for change:

•	Decrease in purchase of investments in real estate of approximately $63.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.
•	Decrease of investments in assets held for sale and DST of approximately $3.8 million for the year ended December 31, 2018 compared to none during the year ended December 31, 2017.
•	Increase of building and land improvements of approximately $6.4 million for the year ended December 31, 2018 compared to $3.2 million the year ended December 31, 2017.
•	Increase of sale investments in real estate of approximately $10.1 million for the year ended December 31, 2018 compared to $1.6 million during the year ended December 31, 2017.
•	Decrease in cash from merger of approximately $1.3 million for year ended December 31, 2018 compared to the year ended December 31, 2017.
•	Decrease in proceeds from non-controlling interest of approximately $5.0 million for year ended December 31, 2018 compared to the year ended December 31, 2017.
•	Decrease in deposits for investment in real estate or debt of approximately $3.2 million for year ended December 31, 2018 compared to the year ended December 31, 2017.
•	Decrease of investments in MVP REIT of approximately $1.0 million for the year ended December 31, 2017 compared to none during the year ended December 31, 2018.

Cash flows from financing activities

Net cash provided by financing activities decreased by approximately $89.8 million. The following are the significant factors for change:

•	Decrease in proceeds of notes payable and line of credit of approximately $66.8 million for year ended December 31, 2018 compared to the year ended December 31, 2017.
•	Increase in line of credit payments of approximately $5.7 million for year ended December 31, 2018 compared to the year ended December 31, 2017.

•	Decrease in payments on notes payable of approximately $9.4 million for year ended December 31, 2018 compared to the year ended December 31, 2017.
•	Decrease in distribution to non-controlling interest of approximately $1.7 million for year ended December 31, 2018 compared to the year ended December 31, 2017.
•	Decrease in proceeds from issuance of common and preferred stock of approximately $25.3 million for year ended December 31, 2018 compared to the year ended December 31, 2017.
•	Increase in distributions paid to stockholders of approximately $2.1 million for year ended December 31, 2018 compared to the year ended December 31, 2017.

Company Indebtedness

On November 30, 2018, subsidiaries of the Company, consisting of MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Park Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, and MVP Milwaukee Wells LLC (the "Borrowers") entered into a loan agreement, dated as of November 30, 2018 (the "Loan Agreement"), with LoanCore Capital Credit REIT LLC (the "LoanCore"). Under the terms of the Loan Agreement, LoanCore agreed to loan the Borrowers $39.5 million to repay and discharge in full the outstanding balance under the Company's prior credit facility with KeyBank. The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by the Borrowers (the "Properties").

The loan bears interest at a floating rate equal to the sum of one-month LIBOR plus 3.65%, subject to a LIBOR minimum of 1.95%. Additionally, the Borrowers were required to purchase an Interest Rate Protection Agreement which caps its maximum LIBOR to 3.50% for the duration of the loan. Payments are interest-only for the duration of the loan, with the $39.5 million principal repayment due in a balloon payment on December 9, 2020, with an option to extend the term until December 9, 2021 subject to certain conditions and payment obligations. The Borrowers have the right to prepay all or any part of the loan, subject to payment of any applicable Spread Maintenance Premium and Exit Fee (as defined in the Loan Agreement). The loan is also subject to mandatory prepayment upon certain events of Insured Casualty or Condemnation (as defined in the Loan Agreement).

The Borrowers made customary representations and warranties to LoanCore and agreed to maintain certain covenants under the Loan Agreement, including but not limited to, covenants involving their existence; property taxes and other charges; access to properties, repairs, maintenance and alterations; performance of other agreements; environmental matters; title to properties; leases; estoppel statements; management of the Properties; special purpose bankruptcy remote entity status; change in business or operation of the Properties; debt cancellation; affiliate transactions; indebtedness of the Borrowers limited to Permitted Indebtedness (as defined in the Loan Agreement); ground lease reserve relating to the MVP New Orleans' Property; property cash flow allocation; liens on the Properties; ERISA matters; approval of major contracts; payments upon a sale of a Property; and insurance, notice and reporting obligations as set forth in the loan agreement. The Loan Agreement contains customary events of default and indemnification obligations.

The loan proceeds were used to repay and discharge the KeyBank Credit Agreement, dated as of December 29, 2017, as amended, per the terms outlined in the third amendment to the Credit Agreement dated September 28, 2018, as previously filed on Form 8-K on October 2, 2018 and incorporated herein by reference.

In addition, the loan with Bank of America for the MVP Detroit garage requires the Company to maintain $2.3 million in liquidity at all times, which is defined as unencumbered cash and cash equivalents. As of the date of this filing, the Company was in compliance with this lender requirement. The failure of Mr. Shustek to be a non-member manager of the Advisor or for the Advisor to continue to manage the Company is an event of default of the Company's secured mortgage debt of approximately $58.6 million and $71.0 million, respectively, for the years ended December 31, 2018 and 2017. For additional information regarding the Company's indebtedness, please see Note L – Notes Payable in Part II, Item 8 Financial Statements of this Annual Report. The Company will experience a relative decrease in liquidity as proceeds from its debt or equity financings are used to acquire and operate assets and may experience a temporary, relative increase in liquidity if and when investments are sold, to the extent such sales generate proceeds that are available for additional investments. The Advisor may, but is not required to, establish working capital reserves from proceeds from any common or preferred stock offering or cash flow generated by the Company's investments or out of proceeds from the sale of investments. The Company does not anticipate establishing a general working capital reserve; however, the Company may establish capital reserves with respect to particular investments. The Company also may, but is not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. The Company's lenders also may require working capital reserves.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the Advisor and its affiliates in connection with the Company's organization operations for the years ended December 31, 2018 and 2017.

	For the Years Ended December 31,
	2018	2017
Acquisition Expense	$412,000	$--
Acquisition Expense (related party)	--	1,957,000
Asset Management Fees	2,000,000	1,259,000
Merger Fees	--	3,600,000
Total	$2,412,000	$6,816,000

Distributions and Stock Dividends

The Company intends to make regular cash and stock distributions to its common stockholders and cash distributions to its Series A preferred stockholders and Series 1 preferred stockholders, typically on a monthly basis. The actual amount and timing of distributions, if any, will be determined by the Company's board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, the Company's distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for federal income tax purposes, the Company must make distributions equal to at least 90% of its REIT taxable income each year.

The Company may not generate sufficient cash flow from operations to fully fund distributions. All or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, borrowings, cash advances from the Advisor, or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, (rather than a return on capital). If the Company continues to pay distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted. The level of distributions will be determined by the board of directors and depend on several factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the board of directors.

Common Stock

From inception through December 31, 2018, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,826 shares of its common stock in distributions to the Company's stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

The Company's total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company's DRIP are detailed below.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Generated from (used in) Operations (GAAP basis)
1st Quarter, 2018	$806,000	$418,000	$1,224,000	$(1,015,000)
2nd Quarter, 2018	--	--	--	(506,000)
3rd Quarter, 2018	--	--	--	663,000
4th Quarter, 2018	--	--	--	(813,000)
Total 2018	$806,000	$418,000	$1,224,000	$(1,671,000)

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$161,000	$285,000	$446,000	$(2,647,000)
2nd Quarter, 2017	168,000	306,000	474,000	(296,000)
3rd Quarter, 2017	172,000	309,000	481,000	(1,753,000)
4th Quarter, 2017	178,000	310,000	488,000	(3,797,000)
Total 2017	$679,000	$1,210,000	$1,889,000	$(8,493,000)

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

The offering price was $1,000 per share. In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 5, 2019, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note R — Preferred Stock and Warrants in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various related party transactions, agreements and fees.

From initial issuance through December 31, 2018, the Company had declared distributions of approximately $346,000 of which approximately $328,000 had been paid to Series A stockholders.

	Total Series A Distributions Paid	Cash Flows Generated from (used in) Operations (GAAP basis)
1st Quarter, 2018	$41,000	$(1,015,000)
2nd Quarter, 2018	51,000	(506,000)
3rd Quarter, 2018	54,000	663,000
4th Quarter, 2018	54,000	(813,000)
Total 2018	$200,000	$(1,671,000)

	Total Series A Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$5,000	$(2,647,000)
2nd Quarter, 2017	41,000	(296,000)
3rd Quarter, 2017	41,000	(1,753,000)
4th Quarter, 2017	41,000	(3,797,000)
Total 2017	$128,000	$(8,493,000)

Preferred Series 1 Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share. On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors. On January 31, 2018, the Company closed this offering. As of March 5, 2019, the Company had raised approximately $36.5 million, net of offering costs, in the Series 1 private placements and had 39,811 shares of Series 1 issued and outstanding.

The offering price is $1,000 per share. In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 5, 2019, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note R — Preferred Stock and Warrants in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various related party transactions, agreements and fees.

From issuance date through December 31, 2018, the Company had declared distributions of approximately $3.1 million of which approximately $2.9 million had been paid to Series 1 stockholders.

	Total Series 1 Distributions Paid	Cash Flows Generated from (used in) Operations (GAAP basis)
1st Quarter, 2018	$477,000	$(1,015,000)
2nd Quarter, 2018	639,000	(506,000)
3rd Quarter, 2018	697,000	663,000
4th Quarter, 2018	697,000	(813,000)
Total 2018	$2,510,000	$(1,671,000)

	Total Series 1 Distributions Paid	Cash Flows Used in Operations (GAAP basis)
1st Quarter, 2017	$--	$(2,647,000)
2nd Quarter, 2017	14,000	(296,000)
3rd Quarter, 2017	98,000	(1,753,000)
4th Quarter, 2017	268,000	(3,797,000)
Total 2017	$380,000	$(8,493,000)

Related-Party Transactions and Arrangements

The Company has entered into agreements with affiliates of its Sponsor, whereby the Company will pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset management services and reimbursement of operating and offering related costs. For additional information see Note E — Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various related party transactions, agreements and fees.

On November 5, 2016, the Company purchased 338,409 shares of MVP I's common stock from an unrelated third party for $3.0 million or $8.865 per share. During the year ended December 31, 2017, the Company received approximately $189,000, in stock distributions, related to the Company's ownership of MVP I common stock.

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

The Company elected to be treated as a REIT effective January 1, 2017 and believes that it has been organized and has operated during 2018 in such a manner to meet the qualifications to continue to be treated as a REIT for federal and state income tax purposes.

If the Company does not qualify as a REIT for the tax year ended December 31, 2018, it will file as a C corporation and deferred tax assets and liabilities will be established for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for the deferred tax assets is provided if the Company believes that it is more likely than not that it will not realize the tax benefit of deferred tax assets based on the available evidence at the time the determination is made. For the tax year ended December 31, 2018, the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets, and thus a valuation allowance should be recorded against its net deferred tax assets.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2018.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur. Because the Company is a REIT, it will generally not be subject to corporate level federal income taxes on earnings distributed to our stockholders and therefore may not realize any benefit from deferred tax assets. arising during 2018 or any prior period. The Company intends to distribute at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2018 and future periods. The Company has placed a full valuation allowance on all of its deferred tax assets, and thus not asset is recorded on the Company's balance sheet.

REIT Compliance

The Company has elected to be treated as a REIT for federal income tax purposes for the year ended December 31, 2018, and therefore the Company generally will not be subject to federal income tax on income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income tax on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company's net income.

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

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of December 31, 2018, there were detachable warrants that may be exercised for 84,510 shares of the Company's common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at December 31, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 84,510 shares of common stock and would receive gross proceeds of approximately $2.1 million.

For additional information see "— Liquidity and Capital Resources" and "—Preferred Series A Stock" above and Note R — Preferred Stock and Warrants in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various related party transactions, agreements and fees.

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of December 31, 2018, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company's common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at December 31, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

For additional information see "— Liquidity and Capital Resources" and "—Preferred Series A Stock" above and Note R — Preferred Stock and Warrants in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various related party transactions, agreements and fees.

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

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized. Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

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

In making estimates of fair values for purposes of allocating purchase price, the Company will utilize several sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company will also consider information obtained about each property as a result of the pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

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

Contractual Obligations

As of December 31, 2018, our contractual obligations consisted of the mortgage notes secured by our acquired properties:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$158,404,000	$11,691,000	$43,512,000	$4,751,000	$98,450,000
Lines of credit:	--	--	--	--	--
Interest	--	--	--	--	--
Principal	--	--	--	--	--
Total	$158,404,000	$11,691,000	$43,512,000	$4,751,000	$98,450,000

Contractual obligations table amount does not reflect the unamortized loan issuance costs of approximately $2.4 million for notes payable as of December 31, 2018.

Subsequent Events

See Note S — Subsequent Events in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various subsequent events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing the Company's business plan, the Company expects that the primary market risk to which the Company will be exposed is interest rate risk. Our primary interest rate exposure will be the one-month LIBOR.

As of December 31, 2018, the Company's debt consisted of approximately $118.9 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs. Our variable interest rate debt in related to the LoanCore loan, where the floating rate loan is set at one-month LIBOR plus 3.65%, LIBOR can't go below 1.95% and the Company has purchased a rate cap that caps LIBOR at 3.50%. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value. Assuming no increase in the level of our variable debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.4 million per year. At December 31, 2018 LIBOR was approximately 2.52%. Assuming no increase in the level of variable rate debt, if LIBOR were reduced to 1.95%, our cash flow would increase by approximately $0.2 million per year.

The following tables summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company's outstanding debt as of December 31, 2018:

	For the Years Ending December 31
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt	$11,691,000	$41,454,000	$2,058,000	$2,252,000	$2,499,000	$98,450,000	$158,404,000	$146,657,000

Average interest rate	6.11%	6.09%	4.87%	4.88%	4.89%	4.94%

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Parking REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Parking REIT, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

We have served as the Company's auditor since 2015.

New York, New York
March 5, 2019

THE PARKING REIT, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
ASSETS
Investments in real estate
Land and improvements	$142,607,000	$131,169,000
Buildings and improvements	170,206,000	153,456,000
Construction in progress	1,872,000	750,000
Software	63,000	--
Intangible Assets	2,288,000	2,427,000
	317,036,000	287,802,000
Accumulated depreciation	(7,131,000)	(2,231,000)
Total investments in real estate, net	309,905,000	285,571,000

Assets held for sale	--	6,543,000
Cash	5,106,000	8,501,000
Cash – restricted	4,329,000	8,229,000
Prepaid expenses	616,000	184,000
Accounts receivable	712,000	409,000
Investment in DST	2,821,000	2,821,000
Deposits	--	675,000
Due from related parties	3,000	--
Other assets	79,000	10,000
Total assets	$323,571,000	$312,943,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $2.4 million and $1.9 million as of December 31, 2018 and 2017, respectively	$155,961,000	$123,770,000
Lines of credit, net of unamortized loan issuance costs of approximately $0.5 million as of December 31, 2017	--	22,302,000
Accounts payable and accrued liabilities	5,258,000	3,913,000
Security Deposit	139,000	202,000
Due to related parties	--	385,000
Deferred revenue	93,000	195,000
Total liabilities	161,451,000	150,767,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders' Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of December 31, 2018 and 2017, respectively)	--	--
Preferred stock Series 1; $0.0001 par value, 97,000 shares authorized, 39,811 and 29,789 shares issued and outstanding (stated liquidation value of $39,811,000 and $29,789,000 as of December 31, 2018 and 2017, respectively)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value 1,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 6,542,797 and 6,532,009 shares issued and outstanding as of December 31, 2018 and 2017, respectively	--	--
Additional paid-in capital	183,382,000	177,598,000
Accumulated deficit	(23,953,000)	(18,173,000)
Total The Parking REIT, Inc. Shareholders' Equity	159,429,000	159,425,000
Non-controlling interest	2,691,000	2,751,000
Total equity	162,120,000	162,176,000
Total liabilities and equity	$323,571,000	$312,943,000
The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
Revenues
Base rent income	$19,534,000	$8,694,000
Management agreement	--	518,000
Percentage rent income	2,566,000	1,173,000
Total revenues	22,100,000	10,385,000

Operating expenses
Property taxes	2,918,000	677,000
Property operating expense	1,404,000	981,000
Asset management fee – related party	2,000,000	1,259,000
General and administrative	3,620,000	989,000
Professional fees	4,243,000	908,000
Merger costs	--	2,616,000
Merger costs – related party	--	3,600,000
Acquisition expenses	412,000	2,695,000
Acquisition expenses – related party	--	1,957,000
Impairment on investment in real estate	600,000	--
Depreciation and amortization	4,938,000	2,036,000
Total operating expenses	20,135,000	17,718,000

Income (loss) from operations	1,965,000	(7,333,000)

Other income (expense)
Interest expense	(9,449,000)	(4,651,000)
Distribution income – related party	--	189,000
Gain from sale of investment in real estate	2,276,000	1,200,000
Gain from acquisition of real estate – equity method	--	180,000
Other Income	81,000	--
Income from DST	205,000	105,000
Income from investment in equity method investee	--	19,000
Total other expense	(6,887,000)	(2,958,000)

Net loss	(4,922,000)	(10,291,000)
Net income attributable to non-controlling interest	41,000	460,000
Net loss attributable to The Parking REIT, Inc.'s stockholders	$(4,963,000)	$(10,751,000)

Preferred stock distributions declared - Series A	(205,000)	(142,000)
Preferred stock distributions declared - Series 1	(2,605,000)	(518,000)
Net loss attributable to The Parking REIT, Inc.'s common stockholders	$(7,773,000)	$(11,411,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to The Parking REIT, Inc.'s common stockholders - basic and diluted	$(1.19)	$(4.21)
Distributions declared per common share	$0.12	$0.85
Weighted average common shares outstanding, basic and diluted	6,550,099	2,709,977
The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2016	--	--	2,301,828	--	56,875,000	(5,126,000)	4,124,000	55,873,000
Distributions to non-controlling interest	--	--	--	--	--	--	(427,000)	(427,000)
Issuance of common stock	--	--	196,985	--	4,925,000	--	--	4,925,000
Issuance of common stock – DRIP	--	--	53,800	--	1,321,000	--	--	1,321,000
Issuance of preferred Series A	2,862	--	--	--	2,544,000	--	--	2,544,000
Issuance of preferred Series 1	29,789	--	--	--	26,892,000	--	--	26,892,000
Issuance of Common Stock in connection with the merger	--	--	3,887,513	--	85,701,000	--	(6,245,000)	79,456,000
Contributions	--	--	--	--	--	--	6,264,000	6,264,000
Consolidation of Houston Preston	--	--	--	--	--	--	6,000	6,000
Loan proceeds to NCI	--	--	--	--	--	--	(1,431,000)	(1,431,000)
Distributions - Common	--	--	--	--	(2,296,000)	--		(2,296,000)
Distributions – Series A	--	--	--	--	(142,000)		--	(142,000)
Distributions – Series 1	--	--	--	--	(518,000)		--	(518,000)
Stock dividend	--	--	91,883	--	2,296,000	(2,296,000)	--	--
Net income (loss)	--	--	--	--	--	(10,751,000)	460,000	(10,291,000)
Balance, December 31, 2017	32,651	$--	6,532,009	$--	$177,598,000	$(18,173,000)	$2,751,000	$162,176,000

Distributions to non-controlling interest	--	--	--	--	--	--	(101,000)	(101,000)
Issuance of common stock – DRIP	--	--	11,326	--	307,000	--	--	307,000
Issuance of preferred Series 1	10,022	--	--	--	9,089,000	--	--	9,089,000
Redeemed Shares	--	--	(33,217)	--	(812,000)	--	--	(812,000)
Distributions - Common	--	--	--	--	(807,000)	--	--	(807,000)
Distributions – Series A	--	--	--	--	(205,000)	--	--	(205,000)
Distributions – Series 1	--	--	--	--	(2,605,000)	--	--	(2,605,000)
Stock dividend	--	--	32,679	--	817,000	(817,000)	--	--
Net income (loss)	--	--	--	--	--	(4,963,000)	41,000	(4,922,000)
Balance, December 31, 2018	42,673	$--	6,542,797	$--	$183,382,000	$(23,953,000)	$2,691,000	$162,120,000

The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31
	2018	2017
Cash flows from operating activities:
Net Loss	$(4,922,000)	$(10,291,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,938,000	2,036,000
Gain from sale of real estate	(2,276,000)	(180,000)
Income from investment in equity method investee	--	(19,000)
Merger	--	2,721,000
Distribution from MVP REIT	--	(189,000)
Distribution from DST	(205,000)	(105,000)
Impairment on real estate	600,000	--
Amortization of loan costs	1,658,000	691,000
Changes in operating assets and liabilities
Due to/from related parties	(388,000)	(2,829,000)
Accounts payable	1,343,000	1,693,000
Loan Fees	(1,750,000)	(1,610,000)
Deferred revenue	198,000	(53,000)
Other assets	(69,000)	--
Assets held for sale	--	(577,000)
Security deposits	(63,000)	--
Accounts receivable	(303,000)	84,000
Prepaid expenses	(432,000)	135,000
Net cash used in operating activities	(1,671,000)	(8,493,000)
Cash flows from investing activities:
Purchase of investment in real estate	(28,939,000)	(92,200,000)
Investment in assets held for sale	--	(1,015,000)
Investment in DST	--	(2,821,000)
Building and land improvements	(6,405,000)	(3,218,000)
Fixed Asset Purchase	(63,000)	--
Proceeds from Investments	205,000	167,000
Proceeds from sale of investments in real estate	10,067,000	1,577,000
Payment of deposit for purchase of investment in real estate or debt	(4,003,000)	3,890,000
Return of deposit for purchase of investment in real estate or debt	1,788,000	--
Deposits applied to purchase of investment in real estate or debt	2,890,000	--
Investment in cost method investee	--	(67,000)
Investment in cost method investee – held for sale	--	(3,000)
Investment in equity method investee	--	(50,000)
Investment in MVP REIT, Inc.	--	(1,018,000)
Cash from Merger	--	1,295,000
Proceeds from non-controlling interest	--	5,075,000
Net cash used in investing activities	(24,460,000)	(88,388,000)
Cash flows from financing activities
Proceeds from notes payable	45,843,000	77,752,000
Payments on notes payable	(2,013,000)	(11,455,000)
Proceeds from line of credit	29,500,000	64,400,000
Payments on line of credit	(59,360,000)	(53,633,000)
Distribution to non-controlling interest	(101,000)	(1,858,000)
Distribution from investment in cost method investee	--	42,000
Distribution from investment in equity method investee	--	195,000
Proceeds from issuance of common stock	--	4,925,000
Proceeds from issuance of preferred stock	9,089,000	29,436,000
Redeemed shares	(812,000)	--
Dividends paid to stockholders	(3,310,000)	(1,178,000)
Net cash provided by financing activities	18,836,000	108,626,000
Net change in cash, cash equivalents and restricted cash	(7,295,000)	11,745,000
Cash cash equivalents and restricted cash, beginning of period	16,730,000	4,985,000
Cash cash equivalents and restricted cash, end of period	$9,435,000	$16,730,000

THE PARKING REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Continued)

	For the Years Ended December 31,
	2018	2017
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash, cash equivalents at beginning of period	$8,501,000	$4,885,000
Restricted cash at beginning of period	8,229,000	100,000
Cash, cash equivalents and restricted cash at beginning of period	$16,730,000	$4,985,000

Cash and cash equivalents at end of period	$5,106,000	8,501,000
Restricted cash at end of period	4,329,000	8,229,000
Cash, cash equivalents and restricted cash at end of period	$9,435,000	16,730,000

Supplemental disclosures of cash flow information:
Interest Paid	$5,692,000	$4,651,000
Non-cash investing and financing activities:
Distributions - DRIP	$307,000	$1,210,000
Dividend shares	$817,000	$2,296,000
Dividends declared not yet paid	$250,000	$457,000
Payment of deposit for purchase of investment in real estate or debt	$(4,003,000)	$3,890,000
Return of deposit for purchase of investment in real estate or debt	$1,788,000	$--
Deposits applied to purchase of investment in real estate or debt	$2,890,000	$--
Conversion from debt to preferred shares	$--	$2,000,000
Payments on note payable through sale of investment in real estate	$(11,092,000)	$--
Proceeds on line of credit through sale of investment in real estate	$7,103,000	$--

The accompanying notes are an integral part of these consolidated financial statements

THE PARKING REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note A — Organization and Business Operations

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the "Company," "we," "us" or "our"), is a Maryland corporation formed on May 4, 2015 and has elected to be taxed, and has operated in a manner that will allow the Company to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017; therefore, it is the Company's intention to make a REIT election for the ended December 31, 2018.

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

As part of the Company's initial capitalization, 8,000 shares of common stock were sold for $200,000 to an affiliate of the Advisor.

The Company's advisor is MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the "Advisor"), a Nevada limited liability company, which is owned 60% by Vestin Realty Mortgage II, Inc. ("VRM II") and 40% by Vestin Realty Mortgage I, Inc. ("VRM I"). The Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to a second amended and restated advisory agreement among the Company, the Operating Partnership and the Advisor (the "Amended and Restated Advisory Agreement"), which became effective upon consummation of the Merger (as such term is defined below). VRM II and VRM I are Maryland corporations that trade on the OTC pink sheets and were managed by Vestin Mortgage, LLC, an affiliate of the Advisor, prior to being internalized in January 2018.

On September 21, 2018, the Company entered into a Third Amended and Restated Advisory Agreement with the Advisor. The Third Amended Advisory Agreement will become effective and replace the existing advisory agreement upon the listing of the shares of our common stock on The Nasdaq Global Market, unless the Company completes an internalization transaction before listing, in which case, the advisory agreement is expected to be terminated as part of the internalization transaction. For more information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The Third Amended and Restated Advisory Agreement is filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2018.

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

Capitalization

As of December 31, 2018, the Company had 6,542,797 shares of common stock issued and outstanding. On December 31, 2016, the Company ceased all selling efforts for the Common Stock Offering of its common stock. The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to the Sponsor for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series A"). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company's common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and had 2,862 Series A shares issued and outstanding as of December 31, 2018.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the "Series 1"). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company's common stock to accredited investors and closed the offering on January 31, 2018. The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding as of December 31, 2018.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.

Consolidation

The Company's consolidated financial statements include its accounts, the accounts of the Company's assets that were sold during 2018 and 2017 (as applicable), the accounts of its subsidiaries, Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation. The following list includes the subsidiaries that are included in the Company's consolidated financial statements, not the number of properties owned by the Company at December 31, 2018 and 2017.

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

Concentration

The Company had fifteen parking tenants as of December 31, 2018 and fourteen parking tenants as of December 31, 2017. One tenant, SP Plus Corporation (Nasdaq: SP) ("SP+"), represented 57.6% of the Company's base parking rental revenue for the year ended December 31, 2018.

SP+ is one of the largest providers of parking management in the United States. As of December 31, 2018, SP+ managed approximately 3,400 locations in North America.

Below is a table that summarizes parking rent by tenant:

	For the Year Ended December 31,
Parking Tenant	2018	2017
SP +	57.6%	54.5%
iPark Services***	13.3%	12.9%
ABM *	4.5%	2.2%
ISOM Mgmt	4.2%	1.0%
Premier Parking***	3.7%	7.8%
Interstate Parking	2.7%	6.2%
342 N. Rampart	2.7%	--
Denison	2.5%	0.2%
Lanier	2.4%	4.2%
St. Louis Parking	2.2%	4.1%
BEST PARK	1.5%	0.1%
Riverside Parking	1.0%	2.2%
PCAM, LLC	0.6%	0.1%
TNSH, LLC	0.8%	--
Denver School	0.2%	<0.1%
Secure	0.1%	<0.1%
Miller Parking **	--	4.5%

* Through February 28, 2017, MVP San Jose 88 Garage, LLC was subject to a parking management agreement with ABM and received revenue of $110,000. Starting on March 1, 2017, this property was leased to Lanier Parking Solutions.
** Revenue for Miller Parking represents a settlement received by MVP Detroit Center Garage, LLC of approximately $408,000 for the operations of the garage through January 2017, at which time SP+ assumed operations under a longer-term lease agreement.
*** During June 2018 Premier Parking acquired iPark Services. Subsequent to the acquisition Premier and iPark continue to operate under their original company names

In addition, the Company had concentrations in various cities based on parking rental revenue for the years ended December 31, 2018 and 2017, as well as concentrations in various cities based on the real estate the Company owned as of December 31, 2018 and December 31, 2017. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Year Ended December 31,
	2018	2017
Detroit	18.2%	39.6%
Houston	13.3%	12.9%
Cincinnati	9.2%	4.0%
Fort Worth	8.1%	0.7%
Indianapolis	6.5%	0.6%
St. Louis	5.4%	6.2%
Cleveland	5.3%	11.7%
Minneapolis	4.3%	0.4%
Lubbock	4.2%	1.0%
Nashville	3.7%	7.7%
Milwaukee	3.5%	0.3%
St Paul	2.7%	6.2%
New Orleans	2.7%	--
Honolulu	2.6%	--
San Jose	2.4%	5.4%
Bridgeport	2.3%	0.2%
Memphis	1.6%	0.1%
Louisville	1.0%	2.2%
Ft. Lauderdale	0.6%	0.1%
Denver	0.8%	0.1%
Kansas City	0.6%	0.1%
Wildwood	0.4%	<0.1%
Canton	0.3%	0.5%
Clarksburg	0.3%	<0.1%

Real Estate Investment Concentration by City
	As of December 31,
	2018	2017
Detroit	17.6%	18.8%
Houston	11.9%	12.7%
Fort Worth	8.8%	9.4%
Cincinnati	8.7%	9.1%
Honolulu	6.7%	--
Cleveland	6.2%	5.6%
Indianapolis	5.8%	6.2%
Minneapolis	4.4%	5.6%
St Louis	4.4%	7.0%
Milwaukee	3.8%	4.0%
Nashville	3.7%	4.0%
Lubbock	3.5%	3.7%
St Paul	2.7%	2.9%
Bridgeport	2.6%	2.8%
New Orleans	2.6%	--
Memphis	1.5%	1.7%
San Jose	1.2%	1.3%
Fort Lauderdale	1.1%	1.2%
Denver	1.0%	1.1%
Louisville	1.0%	1.1%
Wildwood	0.4%	0.5%
Clarksburg	0.2%	0.2%
Canton	0.2%	0.2%
Kansas City	--	0.9%

Acquisitions

The Company records the acquired tangible and intangible assets and assumed liabilities of acquisitions of all operating properties and those development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date. The Company assesses and considers fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that the Company deems appropriate. Estimates of future cash flows are based on several factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, construction in progress and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any. Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred within operating expenses in the consolidated statement of operations.

Impairment of Long-Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, the property is written down to fair value and an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

The Company recorded impairment charges of $0.6 million for the year ended December 31, 2018. The estimated fair values, as they relate to property carrying values were primarily based upon estimated sales prices from third-party offers or indicative bids. No impairments were necessary for the year ended December 31, 2017.

Cash

The Company maintains a significant portion of its cash deposits at KeyBank, which are held by the Company's subsidiaries allowing the Company to maximize FDIC insurance coverage. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") under the same ownership category of $250,000. As of December 31, 2018, and 2017, the Company had approximately $0.5 million and $5.6 million, respectively, in excess of the federally-insured limits. As of December 31, 2018, the Company has not experienced any losses on cash deposits.

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

The Company will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is in doubt, the Company will record an increase in the Company's allowance for uncollectible accounts or record a direct write-off of the receivable after exhaustive efforts at collection.

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended December 31, 2018 and 2017, the Company had no advertising costs.

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

Purchase Price Allocation

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable. The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

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

In making estimates of fair values for purposes of allocating purchase price, the Company will utilize several sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company will also consider information obtained about each property as a result of the Company's pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

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

The Company elected to be treated as a REIT effective January 1, 2017 and believes that it has been organized and has operated during 2018 in such a manner to meet the qualifications to continue to be treated as a REIT for federal and state income tax purposes.

If the Company does not qualify as a REIT for the tax year ended December 31, 2018, it will file as a C corporation and deferred tax assets and liabilities will be established for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for the deferred tax assets is provided if the Company believes that it is more likely than not that it will not realize the tax benefit of deferred tax assets based on the available evidence at the time the determination is made. For the tax year ended December 31, 2018, the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets, and thus a valuation allowance should be recorded against its net deferred tax assets.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2018.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur. Because the Company is a REIT, it will generally not be subject to corporate level federal income taxes on earnings distributed to our stockholders and therefore may not realize any benefit from deferred tax assets. arising during 2018 or any prior period. The Company intends to distribute at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2018 and future periods. The Company has placed a full valuation allowance on all of its deferred tax assets, and thus not asset is recorded on the Company's balance sheet.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share considers the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The Company had no outstanding common share equivalents during the years ended December 31, 2018 and 2017.

There is a potential for dilution from the Company's Series A Convertible Redeemable Preferred Stock which may be converted into the Company's common stock at any time beginning upon the earlier of (i) 90 days after the occurrence of a listing event or (ii) the second anniversary of the final closing of the offering (whether or not a listing event has occurred). As of December 31, 2018, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding.

There is a potential for dilution from the Company's Series 1 Convertible Redeemable Preferred Stock which may be converted upon a holder's election into the Company's common stock at any time beginning upon the earlier of (i) 45 days after the occurrence of a listing event or (ii) April 7, 2019 (whether or not a listing event has occurred). As of December 31, 2018, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding.

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

Note C — Commitments and Contingencies

Litigation

The nature of the Company's business exposes its properties, the Company, its Operating Partnership and its other subsidiaries to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

Environmental Matters

Investments in real property create the potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property may be held strictly liable for all costs and liabilities relating to such hazardous substances. The Company has obtained a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted by independent environmental consultants on each of our properties and, in certain instances, has conducted additional investigation, including a Phase II environmental assessment. Furthermore, the Company has adopted a policy of conducting a Phase I environmental study on each property we acquire and any additional investigation as warranted.

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of December 31, 2018, the Company has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the Company's properties.

During the Company's predecessor's due diligence of a property purchased on December 15, 2017 (originally purchased by predecessor on March 31, 2015) and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site's historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company's use of the property as a parking lot. As of December 31, 2018, management does not anticipate a material adverse effect related to this environmental matter. As of December 31, 2018, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate

2018

As of December 31, 2018, the Company had the following Investments in Real Estate that were consolidated on the Company's balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,845,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,050,000	SP +
MVP San Jose 88 Garage	San Jose, CA	6/15/2016	Garage	328	1.33	N/A	$3,844,000	Lanier
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$6,300,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$3,007,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,672,000	Premier Parking
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$10,541,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	iPark Services
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	iPark Services
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,476,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	528	0.98	784	$21,115,000	iPark Services
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,029,000	ISOM Management
MVP PF Ft. Lauderdale	Ft. Lauderdale, FL	12/15/2017	Lot	66	0.75	4,017	$3,423,000	SP +
MVP PF Memphis Court	Memphis, TN	12/15/2017	Lot	37	0.41	N/A	$1,008,000	SP +
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,735,000	Best Park
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,145,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,185,000	SP +
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +

(table continued)
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	SP +
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,391,000	iPark Services
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$5,083,000	Symphony
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$545,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$686,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	ABM
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	195	1.65	N/A	$4,012,000	N/A
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$9,838,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	SP +
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM
MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	21,000,000	SP +
Construction in progress							$1,872,000
Software							$63,000
Total Investment in real estate and fixed assets							$317,036,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are held by MVP Wildwood NJ Lot, LLC.
(4)	MVP Preferred Parking, LLC holds a Garage and a Parking Lot.

2017

As of December 31, 2017, the Company had the following Investments in Real Estate that were consolidated on the Company's balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,823,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,049,000	SP +
MVP San Jose 88 Garage	San Jose, CA	6/15/2016	Garage	328	1.33	N/A	$3,825,000	Lanier
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$5,558,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$3,000,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	Premier Parking
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$7,406,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	iPark Services
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	iPark Services
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,306,000	SP +

(table continued)
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking	Houston, TX	8/1/2017	Garage/Lot	528	0.98	784	$20,500,000	iPark Services
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,000,000	ISOM Management
MVP PF Ft. Lauderdale (2)	Ft. Lauderdale, FL	12/15/2017	Lot	66	0.75	4,017	$3,423,000	SP +
MVP PF Kansas City (2)	Kansas City, MO	12/15/2017	Lot	164	1.18	N/A	$1,812,000	SP +
MVP PF Memphis Poplar (2)	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,735,000	Best Park
MVP PF Memphis Court (2)	Memphis, TN	12/15/2017	Lot	37	0.41	N/A	$1,208,000	SP +
MVP PF St. Louis (2)	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,145,000	SP +
Mabley Place Garage (2) (3)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,142,000	SP +
MVP Denver Sherman (2)	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor (2)	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,658,000	SP +
MVP Milwaukee Old World (2)	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,043,000	SP +
MVP St. Louis Convention Plaza (2)	St. Louis, MO	12/15/2017	Lot	221	1.26	N/A	$3,091,000	SP +
MVP Houston Saks Garage (2)	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,391,000	iPark Services
MVP St. Louis Lucas (2)	St. Louis, MO	12/15/2017	Lot	202	1.07	N/A	$3,695,000	SP +
MVP Milwaukee Wells (2)	Milwaukee, WI	12/15/2017	Lot	100	0.95	N/A	$4,873,000	PCAM, LLC
MVP Wildwood NJ Lot 1 (2)(4)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$745,000	SP +
MVP Wildwood NJ Lot 2 (2)(4)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$886,000	SP+
MVP Indianapolis City Park (2)	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,813,000	ABM
MVP KC Cherry Lot (2)	Kansas City, MO	12/15/2017	Lot	84	0.6	N/A	$987,000	SP +
MVP Indianapolis WA Street (2)	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
Minneapolis City Parking (2)	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$9,838,000	SP +
MVP Indianapolis Meridian (2)	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	Denison
MVP Milwaukee Clybourn (2)	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot (2)	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,632,000	SP +
MVP Clarksburg Lot (2)	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM
MVP Denver Sherman 1935 (2)	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,534,000	SP +
MVP Bridgeport Fairfield (2)	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
Construction in progress							$750,000
Total Investment in real estate and fixed assets							$287,802,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	These properties were acquired as a result of the Merger with MVP I.
(3)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(4)	These properties are held by MVP Wildwood NJ Lot, LLC.

Note E — Related Party Transactions and Arrangements

The transactions described in this Note were approved by a majority of the Company's board of directors (including a majority of the independent directors) not otherwise interested in such transactions as fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

On December 15, 2017, the Merger was consummated. At the effective time of the Merger, and pursuant to the terms of the Merger Agreement, each share of MVP I Common Stock that was issued and outstanding immediately prior to the Merger was converted into the right to receive 0.365 shares of Company common stock. A total of approximately 3.9 million shares of Company common stock were issued to former MVP I stockholders, and former MVP I stockholders, following the Merger, own approximately 59.7% of the Company's common stock. To the extent that an MVP I stockholder was otherwise entitled to receive a fraction of a share of Company common stock, computed based on the aggregate number of shares of MVP I Common Stock held by such holder, as applicable, such holder instead received a cash payment in lieu of a fractional share or unit.

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

The Advisor has the option to request reimbursement of certain payroll expenses for salaries and benefits paid to non-executive officers. As of December 31, 2018, the Advisor was due approximately $0.2 million in reimbursable expenses, of which has been paid as of the date of this filing.

Ownership of Company Stock

During May 2017, VRM II acquired approximately 35,000 shares of the Company's common stock from third party investors in exchange for various trust deed investments. During November 2017, Corporate Center Sunset Holdings, an entity owned by VRM I and VRM II, acquired 1,039,620 shares of MVP I stock pursuant to a membership purchase agreement. As of December 31, 2018, Corporate Center Sunset Holdings had distributed all acquired shares to VRM I and VRM II. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of MVP I's common stock, $0.001 par value per share, was automatically cancelled and retired, and converted into the right to receive 0.365 shares of common stock of the Company.

As of December 31, 2018, the Sponsor owned 13,269 shares, VRM II owned 364,960 shares and VRM I owned 136,834 shares of the Company's outstanding common stock. During the years ended December 31, 2018 and 2017, VRM II received approximately $50,550 and $19,750, respectively, in distributions in accordance with the Company's DRIP program. During the year ended December 31, 2018, VRM I received approximately $18,700 in both cash and DRIP distributions. VRM I did not own shares of the Company's stock in 2017.

Ownership of MVP REIT

Prior to the Merger, the Company held 476,784 shares of MVP I common stock. Upon completion of the Merger, these shares were retired. During the year ended December 31, 2018, there were no distributions due to the completion of the Merger. During the year ended December 31, 2017, MVP I paid the Company approximately $189,000 in stock distributions. In addition, the Company received 15,996 shares of MVP I Common Stock in accordance with its DRIP program.

Ownership of the Advisor

VRM I and VRM II own 40% and 60%, respectively, of the Advisor. Neither VRM I nor VRM II paid any up-front consideration for these ownership interests, but each agreed to be responsible for its proportionate share of future expenses of the Advisor.

Fees Paid in Connection with the Offering – Common Stock

Various affiliates of the Company were involved in the Common Stock offering and the Company's operations including MVP American Securities, LLC ("AMS"), which was a broker-dealer and member of the Financial Industry Regulatory Authority, Inc. AMS is owned by MS MVP Holdings, LLC, which is owned and managed by Mr. Shustek.

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

Fees Paid in Connection with the Offering – Preferred Stock

In connection with the private placement of the Series A and Series 1 preferred stock, the Company paid selling commissions of up to 6.0% of gross offering proceeds from the sale of shares in the private placements, including sales by affiliated and non-affiliated selling agents. During the years ended December 31, 2018 and 2017, the Company paid approximately $0.8 and $2.4 million, respectively, in selling commissions, of which $0.2 and $0.6 million, respectively, were paid to affiliated selling agents.

The Company paid non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses of up to 2.0% of gross offering proceeds. The Company also paid a dealer manager fee to AMS of up to 2.0% of gross offering proceeds from the sale of the shares in the private placements as compensation for acting as dealer manager. During the years ended December 31, 2018 and 2017, the Company paid approximately $0.2 and $0.6 million, respectively, to AMS as compensation.

Fees Paid in Connection with the Operations of the Company

The Advisor or its affiliates receives an asset management fee at a rate equal to 1.1% of the cost of all assets held by the Company, or the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. Pursuant to the Amended and Restated Advisory Agreement, the asset management fee may not exceed $2 million per annum until the earlier of such time, if ever, that (i) the Company holds assets with an appraised value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO equal to or greater than $0.3125 per share of common stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of common stock) for two consecutive quarters, on a fully diluted basis. All amounts of the asset management fee in excess of $2 million per annum, plus interest thereon at a rate of 3.5% per annum, will be due and payable by the Company no later than ninety (90) days after the condition for payment is satisfied.  As of December 31, 2018, approximately $1.6 million was paid and $0.4 was due to the Advisor and subsequently paid prior to the filing. From and after May 29, 2018 (or the Valuation Date), the asset management fee shall be calculated based on the lower of the value of the Company's assets and their historical cost. As of December 31, 2018, the Company has subordinated approximately $1.4 million in asset management fees which will be accrued and paid once the above criteria are met.

Prior to the Merger, the Company was to determine the Company's NAV on a date not later than the Valuation Date. Following the Valuation Date, the asset management fee was based on the value of the Company's assets rather than their historical cost. Asset management fees for the year ended December 31, 2017 were approximately $1.3 million.

The Company was to reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which the Company made its first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company's independent directors. The Company was not to reimburse the Advisor for personnel costs in connection with services for which the Advisor received a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company's executive officers. In addition, the Company was not to reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items. During the year ended December 31, 2018, approximately $2.7 million in operating expenses were incurred by the Company reimbursable to the Advisor. During the year ended December 31, 2018, approximately $2.5 million had been reimbursed to the Advisor. For the year ended December 31, 2017, the Advisor was due approximately $0.2 million in reimbursable expenses. These reimbursable expenses were paid as of June 21, 2018, the date of the Company's 2017 annual filing.

On September 21, 2018, we entered into a Third Amended and Restated Advisory Agreement with the Advisor. The Third Amended Advisory Agreement will become effective and replace the existing advisory agreement upon the listing of the shares of our common stock on any national exchange, unless an internalization transaction is completed before listing. For more information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview". The Third Amended and Restated Advisory Agreement is filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2018.

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

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. If these companies are unable to provide the Company with the respective services, the Company may be required to find alternative providers of these services.

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

The Company's board of directors may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company's board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the long-term incentive plan will be effective without the approval of the Company's stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the years ended December 31, 2018 and 2017, no grants were made under the long-term incentive plan.

Note H – Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. The Company adopted ASU 2014-09 using the modified retrospective transition method in the first quarter of 2018 and such adoption did not have a material impact on the Company's condensed consolidated financial statements. The adoption of this standard did not require any adjustments to the opening balance of retained earnings as of January 1, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. The Company has determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases in the future however the Company was not a lessee on any lease agreements at December 31, 2018. The Company adopted ASU 2016-02 and such adoption did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 and such adoption did not have a material impact on the Company's consolidated financial statements.

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

In May 2017, the FASB issued Accounting Standards Update ASU 2017-09, Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting. The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2017-09 in the first quarter of 2018 and such adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

Note I – Acquisitions

2018

The following table is a summary of the acquisitions for the year ended December 31, 2018.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Property Purchase Price
MVP New Orleans Rampart, LLC	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000
MVP Hawaii Marks Garage, LLC	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$20,834,000

The following table is a summary of the allocated acquisition value of all properties acquired by the Company for the year ended December 31, 2018.

	Assets
	Land and Improvements	Building and improvements	Total assets acquired
MVP New Orleans	$8,105,000	$--	$8,105,000	*
MVP Hawaii Marks Garage	$9,118,000	$11,716,000	$20,834,000	*
	$17,223,000	$11,716,000	$28,939,000

*Includes acquisition and closing costs

The following table presents the results of operations of the acquired properties for the year ended December 31, 2018:

	For the Year Ended December 31, 2018
	Total Revenues	Net Income
2018 acquisitions	$1,241,000	$745,000

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the year ended December 31, 2018 and 2017 and assumes that the acquisitions were completed as of January 1, 2017.

	For the Year Ended December 31,
	2018	2017
Revenues from continuing operations	$22,593,000	$11,891,000
Net income (loss) from continuing operations	$(4,508,000)	$(9,326,000)
Net income (loss) from continuing operations per share – basic	$(0.69)	$(3.44)
Net income (loss) from continuing operations per share – diluted	$(0.69)	$(3.44)

2017

The following table is a summary of the acquisitions for the year ended December 31, 2017, excluding properties acquired in the Merger.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Property Purchase Price
MVP Detroit Center Garage	Detroit, MI	01/10/2017	Garage	1,275	1.28	N/A	$55,000,000
St Louis Broadway	St Louis, MO	02/01/2017	Lot	161	0.96	N/A	$2,400,000
St Louis Seventh & Cerre	St Louis, MO	02/01/2017	Lot	174	1.06	N/A	$3,300,000
MVP Preferred Parking	Houston, TX	06/29/2017	Garage/Lot	528	0.98	784	$20,500,000
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,000,000

The following table is a summary of the properties acquired in the merger on December 15, 2017:

Property Name	Location	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft	Purchase Price Allocation in merger

MVP PF Ft. Lauderdale 2013	Ft. Lauderdale, FL	Lot	66	0.75	4,017	$3,423,000
MVP PF Kansas City 2013	Kansas City, MO	Lot	164	1.18	N/A	$1,812,000
MVP PF Memphis Poplar 2013,	Memphis, TN	Lot	127	0.87	N/A	$3,735,000
MVP PF Memphis Court 2013	Memphis, TN	Lot	37	0.41	N/A	$1,208,000
MVP PF St. Louis 2013	St Louis, MO	Lot	183	1.22	N/A	$5,145,000
Mabley Place Garage	Cincinnati, OH	Garage	775	0.9	8,400	$21,142,000
MVP Denver Sherman	Denver, CO	Lot	28	0.14	N/A	$705,000
MVP Fort Worth Taylor	Fort Worth, TX	Garage	1,013	1.18	11,828	$27,658,000
MVP Milwaukee Old World	Milwaukee, WI	Lot	54	0.26	N/A	$2,044,000
MVP St. Louis Convention Plaza	St. Louis, MO	Lot	221	1.26	N/A	$3,091,000
MVP Houston Saks Garage	Houston, TX	Garage	265	0.36	5,000	$10,391,000
MVP St. Louis Lucas	St. Louis, MO	Lot	202	1.07	N/A	$3,695,000
MVP Milwaukee Wells	Milwaukee, WI	Lot	100	0.95	N/A	$4,873,000
MVP Wildwood NJ Lot 1 (1)	Wildwood, NJ	Lot	29	0.26	N/A	$745,000
MVP Wildwood NJ Lot 2 (1)	Wildwood, NJ	Lot	45	0.31	N/A	$886,000
MVP Indianapolis City Park	Indianapolis, IN	Garage	370	0.47	N/A	$10,813,000
MVP KC Cherry Lot	Kansas City, MO	Lot	84	0.6	N/A	$987,000
MVP Indianapolis WA Street Lot	Indianapolis, IN	Lot	141	1.07	N/A	$5,749,000
Minneapolis City Parking	Minneapolis, MN	Lot	268	1.98	N/A	$9,838,000
MVP Minneapolis Venture	Minneapolis, MN	Lot	201	2.48	N/A	$6,543,000
MVP Indianapolis Meridian Lot	Indianapolis, IN	Lot	36	0.24	N/A	$1,601,000
MVP Milwaukee Clybourn	Milwaukee, WI	Lot	15	0.06	N/A	$262,000
MVP Milwaukee Arena Lot	Milwaukee, WI	Lot	75	1.11	N/A	$4,632,000
MVP Clarksburg Lot	Clarksburg, WV	Lot	94	0.81	N/A	$715,000
MVP Denver Sherman 1935	Denver, CO	Lot	72	0.43	N/A	$2,534,000
MVP Bridgeport Fairfield Garage	Bridgeport, CT	Garage	878	1.01	4,349	$8,256,000

(1) These properties are held by a single LLC.

The following table is a summary of the allocated acquisition value of all properties acquired by the Company for the year ended December 31, 2017.

	Assets
	Land and Improvements	Building and improvements	Total assets acquired
MVP Detroit Center Garage	$7,000,000	$48,000,000	$55,000,000
St Louis Broadway, LLC	2,400,000	--	2,400,000
St Louis Seventh & Cerre, LLC	3,300,000	--	3,300,000
MVP Preferred Parking, LLC	15,800,000	4,700,000	20,500,000
MVP Raider Park Garage	1,960,000	9,040,000	11,000,000
MVP PF Ft. Lauderdale 2013, LLC	3,423,000	--	3,423,000
MVP PF Memphis Court 2013, LLC	1,208,000	--	1,208,000
MVP PF Memphis Poplar 2013, LLC	3,735,000	--	3,735,000
MVP PF Kansas City 2013, LLC	1,812,000	--	1,812,000
MVP PF St. Louis 2013, LLC	5,145,000	--	5,145,000
Mabley Place Garage, LLC *	1,585,000	19,557,000	21,142,000
MVP Denver Sherman, LLC	705,000	--	705,000
MVP Fort Worth Taylor, LLC	2,845,000	24,813,000	27,658,000
MVP Milwaukee Old World, LLC	2,044,000	--	2,044,000
MVP St. Louis Convention Plaza, LLC	3,091,000	--	3,091,000
MVP Houston Saks Garage, LLC	4,931,000	5,460,000	10,391,000
MVP St. Louis Lucas, LLC	3,695,000	--	3,695,000
MVP Milwaukee Wells, LLC	4,873,000	-	4,873,000
MVP Wildwood NJ Lot, LLC	1,631,000	--	1,631,000
MVP Indianapolis City Park, LLC	2,055,000	8,758,000	10,813,000
MVP KC Cherry Lot, LLC	987,000	--	987,000
MVP Indianapolis WA Street Lot, LLC	5,749,000	--	5,749,000
MVP Minneapolis Venture, LLC**	6,543,000	--	6,543,000
MVP Indianapolis Meridian Lot, LLC	1,601,000	--	1,601,000
MVP Milwaukee Clybourn, LLC	262,000	--	262,000
MVP Milwaukee Arena Lot, LLC	4,632,000	--	4,632,000
MVP Clarksburg Lot, LLC	715,000	--	715,000
MVP Denver Sherman 1935, LLC	2,534,000	--	2,534,000
MVP Bridgeport Fairfield Garage, LLC	498,000	7,758,000	8,256,000
Minneapolis City Parking, LLC	9,838,000	--	9,838,000
	$106,597,000	$128,086,000	$234,683,000

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

** During June 2016, Minneapolis Venture entered into a PSA to sell the 10th Street lot "as is" to a third party for approximately $6.1 million. During October 2016, the PSA was cancelled. During February 2017, the Company entered into a letter of intent to sell a portion of the property (approximately 2.2 acres) to an unrelated third party for $3.0 million. The remaining portion of the property will continue to be reported as held for sale. The Company will continue look for an Operator if the entire property is not sold.

The following table presents the results of operations of the acquired properties for the year ended December 31, 2017:

	Year Ended December 31, 2017
	Total Revenues	Net Income
2017 acquisitions	$6,407,000	$1,525,000

Merger with MVP I

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

ASC 805-10-55-14 states that determining the acquirer shall include a consideration of, among other things, which of the combining entities initiated the combination. As stated in foot note P, the original LOI came from the Company to acquire MVP I. Additionally, no new entity was formed, i.e. "Newco" post-merger. The Company was the surviving entity and MVP I was dissolved. Based on the review of ASC 805-10-55, Management have concluded that the Company is the legal and accounting acquirer in the merger transaction between the Company and MVP I.

The aggregate purchase price consideration was allocated to assets and liabilities as follows:

Assets
Investment in properties	$155,626,892
Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, construction in progress and deferred rental assets	4,433,296
Liabilities and Equity
Notes payable	(64,299,290)
Accounts payable, accrued expenses, deferred revenue, security deposits, liabilities related to assets held for sale and due to related parties	(3,464,860)
Aggregate merger consideration	$92,296,038

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

Lease in Place - Parking lease fair value was estimated using a market based three-month downtime plus reimbursable expenses.

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

Note J — Assets held for sale

During the year ended December 31, 2018, the Company had an 87.09% ownership interest in one property that was listed as held for sale, with a carrying value of approximately $6.1 million. This property is accounted for at the fair value based on an appraisal. During June 2016, Minneapolis Venture entered into a PSA to sell the 10th Street lot "as is" to a third party for approximately $6.1 million. During October 2016, the PSA was cancelled. During February 2017, the Company entered into a letter of intent to sell a portion of the property (approximately 2.2 acres) to an unrelated third party for $3.0 million. During October 2018, the Company completed the partial sale for cash consideration of $3.0 million.

The remaining portion of the property will be reported as held for use.

Note K – Disposition of Investments in Real Estate

In May 2018, the Company entered into agreements with the Redevelopment Agency for the City of Milwaukee ("RACM") and the Milwaukee Symphony ("Symphony"), regarding the MVP Milwaukee Wells surface parking lot (the "Lot"), wherein we acquired a parcel of land from RACM for $388,545 and sold a portion of the Lot to the Symphony for $200,000. These transactions resulted in an addition of approximately 5,000 square feet to the Lot and will allow us to add an additional 53 parking spaces.

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

The following is a summary of the results of operations related to the two surface parking lots in St. Louis for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Revenue	$312,000	$17,000
Expenses	(52,000)	(4,000)
Income from disposed assets, net of income taxes	$260,000	$13,000

On August 8, 2018 the Company, through entities wholly owned by the Company, sold two surface parking lots in Kansas City for cash consideration of $4.0 million to Block 66, LLC, a third-party buyer. Approximately $2.9 million of the proceeds were used to pay down the KeyBank Working Capital revolving credit facility. The properties were originally purchased in August 2013 and October 2015 by MVP I, for a combined total of $2.1 million. The properties were later acquired by The Parking REIT, Inc. for approximately $2.8 million based upon the allocation of the merger consideration for the merger of MVP I and the Company in December 2017.

The following is a summary of the results of operations related to the two surface parking lots in Kansas City for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Revenue	$107,000	$8,000
Expenses	(24,000)	(1,000)
Income from disposed assets, net of income taxes	$83,000	$7,000

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

The following is a summary of the results of operations related to the sold portion of the surface parking lot in Minneapolis for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Revenue	$--	$52,000
Expenses	(270,000)	(11,000)
Gain/(Loss) from disposed assets, net of income taxes	$(270,000)	$41,000

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

The following is a summary of the results of operations related to the surface parking lot in Houston for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Revenue	$--	$63,000
Expenses	--	(47,000)
Income from disposed assets, net of income taxes	$--	$16,000

Note L — Notes Payable

As of December 31, 2018, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/2018	Lender	Term	Interest Rate	Loan Maturity
MVP PF Ft. Lauderdale 2013, LLC (3)	$4,300,000	$25,000	$3,830,000	KeyBank	5 Year	4.94%	2/1/2019
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$2,550,000	Multiple	1 Year	7.50%	3/25/2019
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	4/1/2019
The Parking REIT D&O Insurance	$390,000	$28,000	$30,000	First Insurance Funding	1 Year	3.70%	4/3/2019
MVP San Jose 88 Garage, LLC	$1,645,000	Interest Only	$2,500,000	Multiple	1 Year	7.50%	6/3/2019
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$7,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$5,300,000	LoanCore	2 Year	Variable	12/9/2020
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$13,500,000	LoanCore	2 Year	Variable	12/9/2020
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,700,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$7,200,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,400,000	LoanCore	2 Year	Variable	12/9/2020

(table continued)
Mabley Place Garage, LLC	$9,000,000	$44,000	$8,362,000	Barclays	10 year	4.25%	12/6/2024
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,357,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250,000	$29,000	$4,928,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400,000	$23,000	$4,140,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
West 9th Properties II, LLC	$5,300,000	$30,000	$5,039,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150,000	$73,000	$12,528,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$30,360,000	Bank of America	10 year	5.52%	2/1/2027
MVP St Louis Washington, LLC (1)	$1,380,000	Interest Only	$1,380,000	KeyBank	10 year *	4.90%	5/1/2027
St Paul Holiday Garage, LLC (1)	$4,132,000	Interest Only	$4,132,000	KeyBank	10 year *	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	Interest Only	$3,999,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	Interest Only	$286,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	Interest Only	$2,142,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	Interest Only	$762,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Less unamortized loan issuance costs			($2,443,000)
			$155,961,000

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

(4)
On November 30, 2018, subsidiaries of the Company., consisting of MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Park Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, and MVP Milwaukee Wells LLC (the "Borrowers") entered into a loan agreement, dated as of November 30, 2018 (the "Loan Agreement"), with LoanCore Capital Credit REIT LLC (the "LoanCore"). Under the terms of the Loan Agreement, LoanCore agreed to loan the Borrowers $39.5 million to repay and discharge the outstanding KeyBank Revolving Credit Facility. The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by the Borrowers (the "Properties"). The loan bears interest at a floating rate equal to the sum of one-month LIBOR plus 3.65%, subject to a LIBOR minimum of 1.95%. Additionally, the Borrowers were required to purchase an Interest Rate Protection Agreement which caps its maximum LIBOR at 3.50% for the duration of the loan. Payments are interest-only for the duration of the loan, with the $39.5 million principal repayment due in a balloon payment due on December 9, 2020, with an option to extend the term until December 9, 2021 subject to certain conditions and payment obligations. The Borrowers have the right to prepay all or any part of the loan, subject to payment of any applicable Spread Maintenance Premium and Exit Fee (as defined in the Loan Agreement). The loan is also subject to mandatory prepayment upon certain events of Insured Casualty or Condemnation (as defined in the Loan Agreement). The Borrowers made customary representations and warranties to LoanCore and agreed to maintain certain covenants under the Loan Agreement, including but not limited to, covenants involving their existence; property taxes and other charges; access to properties, repairs, maintenance and alterations; performance of other agreements; environmental matters; title to properties; leases; estoppel statements; management of the Properties; special purpose bankruptcy remote entity status; change in business or operation of the Properties; debt cancellation; affiliate transactions; indebtedness of the Borrowers limited to Permitted Indebtedness (as defined in the Loan Agreement); ground lease reserve relating to MVP New Orleans' Property; property cash flow allocation; liens on the Properties; ERISA matters; approval of major contracts; payments upon a sale of a Property; and insurance, notice and reporting obligations as set forth in the loan agreement. The Loan Agreement contains customary events of default and indemnification obligations. The loan proceeds were used to repay and discharge the KeyBank Credit Agreement, dated as of December 29, 2017, as amended, per the terms outlined in the third amendment to the Credit Agreement dated September 28, 2018, as previously filed on Form 8-K on October 2, 2018 and incorporated herein by reference.

 * 2 Year Interest Only
** 10 Year Interest Only

The following table shows notes payable that had been paid in full during the year ended December 31, 2018.

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/2018	Lender	Term	Interest Rate	Loan Maturity
St. Louis Lucas (1)(3)	$3,490,000	$20,000	--	Key Bank	10 year	4.59%	2/1/2026
Indianapolis Garage (2)(3)	$8,200,000	$46,000	--	Key Bank	10 year	4.59%	2/1/2026

(1)	Secured by three properties, including (i) MVP St. Louis Convention, (ii) MVP St. Louis Lucas and (iii) MVP KC Cherry.
(2)	Secured by two properties, including (i) MVP Indianapolis City Park and (ii) MVP Indianapolis Washington Street.
(3)
Loans were defeased through sale of St Louis Lucas and Indianapolis Garage loans. MVP  Indianapolis City Park and MVP  Indianapolis Washington Street were added to the KeyBank Borrowing Base revolving credit facility, drawing approximately $8.7 million, of which approximately $1.6 million was used to pay down the KeyBank Working Capital revolving credit facility.

Total interest expense incurred for the year ended December 31, 2018, was approximately $7.8 million. Total loan amortization cost for the year ended December 31, 2018, was approximately $1.7 million.

As of December 31, 2018, future principal payments on the notes payable are as follows:

2019	$11,691,000
2020	41,454,000
2021	2,058,000
2022	2,252,000
2023	2,499,000
Thereafter	98,450,000
Less unamortized loan issuance costs	(2,443,000)
Total	$155,961,000

As of December 31, 2017, the principal balances on notes payable are as follows

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/2017	Lender	Term	Interest Rate	Loan Maturity
West 9th Properties II, LLC	$5,300,000	$30,000	$5,163,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$30,970,000	Bank of America	10 year	5.52%	2/1/2027
MVP St Louis Washington, LLC (1)	$1,380,000	Interest Only	$1,380,000	KeyBank	10 year *	4.90%	5/1/2027
St Paul Holiday Garage, LLC (1)	$4,132,000	Interest Only	$4,132,000	KeyBank	10 year *	4.90%	5/1/2027

Cleveland Lincoln Garage, LLC (1)	$3,999,000	Interest Only	$3,999,000	KeyBank	10 year *	4.90%	5/1/2027

Louisville Broadway Station, LLC (4)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,058,000	Interest Only	$2,058,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC (1)	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
MVP PF Ft. Lauderdale 2013, LLC (3)	$4,300,000	$25,000	$3,935,000	KeyBank	5 Year	4.94%	2/1/2019
Mabley Place Garage, LLC	$9,000,000	$44,000	$8,530,000	Barclays	10 year	4.25%	12/6/2024
MVP Denver Sherman, LLC (1)	$286,000	Interest Only	$286,000	KeyBank	10 year **	4.90%	5/1/2027
MVP Fort Worth Taylor, LLC	$13,150,000	$73,000	$12,834,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,447,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
MVP St. Louis Lucas, LLC (4)	$3,490,000	$20,000	$3,345,000	Key Bank	10 year	4.59%	2/1/2026
MVP Indianapolis City Park, LLC (5)	$8,200,000	$46,000	$7,860,000	Key Bank	10 year	4.59%	2/1/2026
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	Interest Only	$2,142,000	KeyBank	10 year **	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	Interest Only	$762,000	KeyBank	10 year **	4.90%	5/1/2027
Minneapolis City Parking, LLC	$5,250,000	$29,000	$5,053,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400,000	$23,000	$4,252,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
Less unamortized loan issuance costs			($1,900,000)
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

(3)	Secured by four properties facilities, including (i) MVP PF Ft. Lauderdale 2013, LLC, (ii) MVP PF Memphis Court 2013, LLC, (iii) MVP PF Memphis Poplar 2013, LLC and (iv) MVP PF St. Louis 2013, LLC).
(4)	Secured by three properties, including (i) MVP St. Louis Convention, (ii) MVP St. Louis Lucas and (iii) MVP KC Cherry.
(5)	Secured by two properties, including (i) MVP Indianapolis City Park and (ii) MVP Indianapolis Washington Street.

 * 2 Year Interest Only
** 10 Year Interest Only

The following table shows notes payable that had been paid in full during the year ending December 31, 2017.

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/2017	Lender	Term	Interest Rate	Loan Maturity
D&O Financing	$140,000	$14,000	--		1 Year	3.81%	8/3/2017
JNL Parking	$300,000	--	--	JNL Parking	3 Months (I/O)	1.00%	9/30/2017
iPark	$500,000	--	--	iPark Services, LLC	3 Months (I/O)	5.75%	9/30/2017
MVP Realty Advisors	$2,100,000	--	--	MVP Realty Advisors	1 Year (I/O)	5.00%	6/30/2018
MVP San Jose 88 Garage, LLC	$2,200,000	Interest Only	--	Owens Realty Mortgage, Inc.	2 year (I/O)	7.75%	1/15/2019
MVP Cincinnati Race Street Garage, LLC	$3,000,000	Interest Only	--	Moonshell, LLC	3 Months (I/O)	9.00%	1/10/2018

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

Note M — Fair Value

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

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the "St. Louis Master Lease"), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of MVP Realty, as tenant, (the "St. Louis Master Tenant"). St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC. The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold. The Company will be entitled to its proportionate share of the rent payments based on its ownership interest. Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses. Investment income earned was distributed to the Company for the years ended December 31, 2018 and 2017 totaled approximately $205,000 and $105,000, respectively.

The Company conducted an analysis and concluded that the 51% investment in the DST should not be consolidated. As a DST, the entity is subject to the Variable Interest Entity ("VIE") Model under ASC 810-10.

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

In addition, the Advisor is the 100% direct/indirect owner of the MVP Parking DST, LLC ("DST Sponsor"), the MVP St. Louis Cardinal Lot Signature Trustee, LLC ("Signature Trustee") and MVP St. Louis Cardinal Lot Master Tenant, LLC (the "Master Tenant"), who have no direct or indirect ownership in the Company. The Signature Trustee and the Master Tenant can direct the most significant activities of the DST.

The Advisor controls and consolidates the Signature Trustee, the Master Tenant, and the DST Sponsor. The Company concluded the Master Tenant/property management agreement exposes the Master Tenant to funding operating losses of the Property. As such, that agreement should be considered a variable interest in DST (ASC 810-10-55-37 and 810-10-55-37C). Accordingly, the Advisor has a variable interest in the DST (through the master tenant/property manager) and has power over the significant activities of the DST (through the Signature Trustee and the master tenant/property manager). Accordingly, the Company believes that the Master Tenant is the primary beneficiary of the DST, which is ultimately owned and controlled by the Advisor. In addition, the Company does not have the power to direct or change the activities of the Trust and shares income and losses pari passu with the other owners. As such, the Company accounts for its investment under the equity method and does not consolidate its investment in the DST.

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	December 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000	$11,512,000
Cash	32,000	26,000
Cash – restricted	15,000	5,000
Accounts receivable	141,000
Prepaid expenses	8,000	82,000
Total assets	$11,708,000	$11,625,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $62,000 and $65,000 as of December 31, 2018 and 2017 , respectively	$5,945,000	$5,935,000
Accounts payable and accrued liabilities	63,000	61,000
Due to related party	181,000	87,000
Total liabilities	6,189,000	6,083,000
Equity
Member's equity	6,129,000	6,129,000
Offering costs	(574,000)	(574,000)
Accumulated earnings	606,000	225,000
Distributions to members	(642,000)	(238,000)
Total equity	5,519,000	5,542,000
Total liabilities and equity	$11,708,000	$11,625,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Year Ended December 31, 2018	For the Period from June 1, 2017 through December 31, 2017
Revenue	$729,000	$425,000
Expenses	(348,000)	(200,000)
Net income	$381,000	$225,000

Note O — Investment in Equity Method Investee

The Company did not have any investment in equity method investee holdings for the year ended December 31, 2018.

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

Houston Preston Lot

On November 22, 2016, the Company and MVP I, through MVP Houston Preston Lot, LLC, a Delaware limited liability company ("MVP Preston"), an entity wholly owned by the Company, closed on the purchase of a parking lot consisting of approximately 46 parking spaces, located in Houston, Texas, for a purchase price of $2.8 million in cash plus closing costs, of which the Company's portion was $560,000. Prior to the Merger, the Company held an 80% ownership interest in Houston Preston, while MVP I held a 20% ownership interest in Houston Preston. The parking lot is under a 10-year lease with iPark Services LLC ("iPark"), a regional parking operator, under a modified net lease agreement where MVP Preston is responsible for property taxes above a $38,238 threshold, and iPark pays for insurance and maintenance costs. iPark pays annual rent of $228,000. In addition, the lease provides revenue participation with MVP Preston receiving 65% of gross receipts over $300,000. The term of the lease is for 10 years.

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

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of MVP I Common Stock was automatically cancelled and retired and converted into the right to receive 0.365 shares of common stock of the Company. Holders of shares of MVP I Common Stock received cash in lieu of fractional shares.

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

On September 21, 2018, the Company entered into a Third Amended and Restated Advisory Agreement with the Advisor. The Third Amended Advisory Agreement will become effective and replace the existing advisory agreement upon the listing of the shares of our common stock on any national exchange, unless the Company completes an internalization transaction before listing, in which case, the Company expects that the advisory agreement will be terminated as part of the internalization transaction. The Third Amended and Restated Advisory Agreement is filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2018.

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

Note Q — Income Taxes and Critical Accounting Policy

Income Taxes and Distributions

As a REIT, the Company generally will not be subject to federal income tax on taxable income distributed to the stockholders. In 2018, the Company has no distributable taxable income. In addition, the Company does not have any subsidiaries elected to be treated as TRSs pursuant to the Code to participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.

Tax Treatment of Distributions

For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders' basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Ordinary - Preferred	$2,709,000	$509,000	$--
Capital Gain	--	--	--
Return of Capital - Common	1,224,000	1,890,000	732,000
	$3,933,000	$2,399,000	$732,000

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

The holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. Since a Listing Event, as defined in the charter, did not occur by March 31, 2018, the cash dividend rate has been increased to 7.50%, until a Listing Event at which time, the annual dividend rate will be reduced to 5.75% of the Stated Value. Based on the number of Series A shares outstanding at December 31, 2018, the increased dividend rate would cost the Company approximately $13,000 more per quarter in Series A dividends.

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

•
If a Series A Conversion Notice with respect to any Series A share is received on or after the second anniversary of the final closing of the Series A offering, and at the time of receipt of such Series A Conversion Notice, a Listing Event has not occurred, the Series A Conversion Price will be equal to 100% of the Company's net asset value per share.

If the Amended Charter (as hereinafter defined) becomes effective, the date by which holders of Series A must provide notice of conversion will be changed from the day immediately preceding the first anniversary of the issuance of such share to December 31, 2017. This change will conform the terms of the Series A with the terms of the Series 1 with respect to conversions.

At any time, from time to time, after the 20th trading day after the date of a Listing Event, the Company (or its successor) will have the right (but not the obligation) to redeem, in whole or in part, the Series A at the redemption price equal to 100% of the Stated Value, initially $1,000 per share, plus any accrued but unpaid dividends if any, to and including the date fixed for redemption. If the Company (or its successor) chooses to redeem any Shares, the Company (or its successor) has the right, in its sole discretion, to pay the redemption price in cash or in equal value of common stock of the Company (or its successor), based on the volume weighted average price per share of the common stock of the Company (or its successor) for the 20 trading days prior to the redemption, in exchange for the Series A. The Company (or its successor) also will have the right (but not the obligation) to redeem all or any portion of the Series A subject to a Series A Conversion Notice for a cash payment to the holder thereof equal to the applicable redemption price, by delivering a redemption notice to the holder of such Shares on or prior to the 10th trading day prior to the close of trading on the applicable Conversion Date.

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of December 31, 2018, there were detachable warrants that may be exercised for 84,510 shares of the Company's common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at December 31, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company's board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company's common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company's board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value. Based on the number of Series 1 shares outstanding at December 31, 2018, the increased dividend rate would cost the Company approximately $150,000 more per quarter in Series 1 dividends.

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of December 31, 2018, there were detachable warrants that may be exercised for 1,382,675 shares of the Company's common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at December 31, 2018 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

Note S — Subsequent Events

As of the date of the filing of this report, the Company continues to be managed externally by the Advisor. The independent members of the Company's board of directors and the Advisor have been engaged in discussions regarding a potential internalization transaction. If the Company and the Advisor are able to reach agreement on an internalization transaction, the Company expects to acquire substantially all of the assets of the Advisor and hire certain employees of the Advisor to continue to manage the Company's investment portfolio. No assurances can be given that the Company and the Advisor will reach agreement on the consideration and other terms providing for an internalization of the management of the Company within any particular time frame or at all. For more information on risks and uncertainties regarding a potential internalization transaction, please see Item 1A – Risk Factors – Risk Related to Conflicts of Interest – A stockholder's interest in us could be diluted and we could incur other significant costs associated with being self-managed if we internalize our management functions.

On February 8, 2019, subsidiaries of the Company, consisting of MVP PF St. Louis 2013, LLC ("MVP St. Louis"), and MVP PF Memphis Poplar 2013 ("MVP Memphis Poplar"), LLC entered into a loan agreement, dated as of February 8, 2019, with LoanCore Capital Credit REIT LLC ("LoanCore"). Under the terms of the Loan Agreement, LoanCore agreed to loan MVP St. Louis and MVP Memphis Poplar $5.5 million to repay and discharge the outstanding KeyBank loan agreement. The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by MVP St. Louis and MVP Memphis Poplar.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018

		Initial Cost					Gross Carrying Amount at December 31, 2018
Description	ST	Encumbrance	Land	Buildings and Improvements	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (1)	Date Acquired	Life on Which Depr in Latest Statement is Computed
West 9th Street	OH	$--	$5,675,000	$--	$5,675,000	$--	$5,845,000	$--	$5,845,000	$13,000	2016	15
Crown Colony	OH	--	3,030,000	--	3,030,000	--	3,050,000	--	3,050,000	2,000	2016	15
San Jose	CA	--	1,073,000	2,503,000	3,576,000	--	1,073,000	2,771,000	3,844,000	191,000	2016	39,15
MCI 1372 Street	OH	--	700,000	--	700,000	--	700,000	--	700,000	--	2016	N/A
Cincinnati Race Street	OH	--	2,142,000	2,358,000	4,500,000	--	2,142,000	4,158,000	6,300,000	229,000	2016	39,15
St Louis Washington	MO	--	3,000,000	--	3,000,000	--	3,007,000	--	3,007,000	--	2016	15
St Paul Holiday Garage	MN	--	1,673,000	6,527,000	8,200,000	--	1,673,000	6,723,000	8,396,000	413,000	2016	39,15
Louisville Station	KY	--	3,050,000	--	3,050,000	--	3,107,000	--	3,107,000	6,000	2016	15
Whitefront Garage	TN	--	3,116,000	8,380,000	11,496,000	--	3,116,000	8,556,000	11,672,000	500,000	2016	39,15
Cleveland Lincoln Garage	OH	--	2,195,000	5,122,000	7,317,000	--	2,195,000	8,346,000	10,541,000	312,000	2016	39,15
Houston Preston	TX	--	2,800,000	--	2,800,000	--	2,820,000	--	2,820,000	2,000	2016	15
Houston San Jacinto	TX	--	3,200,000	--	3,200,000	--	3,250,000	--	3,250,000	5,000	2016	15
MVP Detroit Center Garage	MI	--	7,000,000	48,000,000	55,000,000	--	7,000,000	48,476,000	55,476,000	2,436,000	2017	39,15
St. Louis Broadway Group	MO	--	2,400,000	--	2,400,000	--	2,400,000	--	2,400,000	--	2017	N/A
St. Louis Seventh & Cerre	MO	--	3,300,000	--	3,300,000	--	3,300,000	--	3,300,000	--	2017	N/A
MVP Preferred Parking	TX	--	15,800,000	4,700,000	20,500,000	--	15,800,000	5,315,000	21,115,000	196,000	2017	39,15
MVP Raider Park Garage	TX	--	1,960,000	9,040,000	11,000,000	--	1,964,000	9,065,000	11,029,000	255,000	2017	39,15
MVP PF Ft. Lauderdale 2013	FL	--	3,423,000	--	3,423,000	--	3,423,000	--	3,423,000	--	2017	N/A
MVP PF Memphis Court 2013	TN	--	1,208,000	--	1,208,000	--	1,008,000	--	1,008,000	--	2017	N/A
MVP PF Memphis Poplar 2013	TN	--	3,735,000	--	3,735,000	--	3,735,000	--	3,735,000	70,000	2017	15
MVP PF St. Louis 2013	MO	--	5,145,000	--	5,145,000	--	5,145,000	--	5,145,000	111,000	2017	15
Mabley Place Garage	OH	--	1,585,000	19,557,000	21,142,000	--	1,592,000	19,593,000	21,185,000	596,000	2017	39,15
MVP Denver Sherman	CO	--	705,000	--	705,000	--	705,000	--	705,000	--	2017	N/A
MVP Fort Worth Taylor	TX	--	2,845,000	24,813,000	27,658,000	--	2,845,000	24,818,000	27,663,000	713,000	2017	39,15
MVP Milwaukee Old World	WI	--	2,044,000	--	2,044,000	--	2,044,000	--	2,044,000	23,000	2017	15
MVP Houston Saks Garage	TX	--	4,931,000	5,460,000	10,391,000	--	4,931,000	5,460,000	10,391,000	174,000	2017	39,15
MVP Milwaukee Wells	WI	--	4,873,000	--	4,873,000	--	5,083,000	--	5,083,000	29,000	2017	15
MVP Wildwood NJ Lot	NJ	--	1,631,000	--	1,631,000	--	1,231,000	--	1,231,000	--	2017	N/A
MVP Indianapolis City Park	IN	--	2,055,000	8,758,000	10,813,000	--	2,056,000	8,878,000	10,934,000	310,000	2017	39,15
MVP Indianapolis WA Street Lot	IN	--	5,749,000	--	5,749,000	--	5,749,000	--	5,749,000	23,000	2017	15
MVP Minneapolis Venture	MN	--	6,543,000	--	6,543,000	--	4,012,000	--	4,012,000	--	2017	N/A
MVP Indianapolis Meridian Lot	IN	--	1,601,000	--	1,601,000	--	1,601,000	--	1,601,000	5,000	2017	15
MVP Milwaukee Clybourn	WI	--	262,000	--	262,000	--	262,000	--	262,000	3,000	2017	15
MVP Milwaukee Arena	WI	--	4,632,000	--	4,632,000	--	4,631,000	--	4,631,000	--	2017	N/A
MVP Clarksburg Lot	WV	--	715,000	--	715,000	--	715,000	--	715,000	5,000	2017	15
MVP Denver Sherman 1935	CO	--	2,534,000	--	2,534,000	--	2,533,000	--	2,533,000	--	2017	N/A
MVP Bridgeport Fairfield Garage	CT	--	498,000	7,758,000	8,256,000	--	498,000	7,758,000	8,256,000	237,000	2017	39,15
Minneapolis City Parking	MN	--	9,838,000	--	9,838,000	--	9,838,000	--	9,838,000	91,000	2017	15
MVP New Orleans Rampart	LA	--	8,105,000	--	8,105,000	--	8,105,000	--	8,105,000	--	2018	N/A
MVP Hawaii Marks	HI	--	9,118,000	11,716,000	20,834,000	--	9,118,000	11,882,000	21,000,000	160,000	2018	39,15
		$--	$145,889,000	$164,692,000	$310,581,000	$--	$143,302,000	$171,799,000(2)	$315,101,000	$7,110,000 (3)

(1)
The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

(2)	This amount does not include CIP of approximately $1.9 million.
(3)	This amount does not include approximately $21,000 for depreciation of software.

The aggregate gross cost of property included above for federal income tax purposes approximated $288.2 million as of December 31, 2018.

The following table reconciles the historical cost of total real estate held for investment for the years ended December 31, 2018 and 2017.

	2018	2017
Total real estate held for investment, inception (prior)	$287,052,000	$53,743,000
Additions during period:	5,068,000	2,370,000
Acquisitions	33,166,000	230,939,000
Deductions during period:	(10,185,000)	--
Total real estate held for investment, end of year (1)	$315,101,000	$287,052,000

(1)	This amount does not include investments in software and construction in progress totaling approximately $1.9 million as of December 31, 2018 and approximately $0.8 million as of December 31, 2017.

The following table reconciles the accumulated depreciation for the years ended December 31, 2018 and 2017.

	2018	2017
Accumulated depreciation, inception (prior)	$2,231,000	$195,000
Deductions during period:	(38,000)	--
Depreciation of real estate	4,917,000	2,036,000
Accumulated depreciation, end of year (1)	$7,110,000	$2,231,000

(1)	2018 amount does not include approximately $21,000 for depreciation of software.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the year ended 2018, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

During the Company's two most recent fiscal years ended December 31, 2018 and 2017 and the period from January 1, 2019 through March 5, 2019, the Company did not consult with RBSM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's consolidated financial statements, and RBSM did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2018, the Company's internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2018.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will rely on the Advisor to manage the day-to-day activities and to implement the Company's investment strategy, subject to the supervision of the Company's board of directors. The Advisor performs its duties and responsibilities as the Company's fiduciary pursuant to an Amended and Restated Advisory Agreement. The Advisor is managed by Michael V. Shustek.

Directors and Executive Officers

The following table sets forth the names and ages as of March 5, 2019 and positions of the individuals who serve as our directors and executive officers as of March 5, 2019:

Name	Age	Title
Michael V. Shustek	60	Chief Executive Officer and Director
J. Kevin Bland	55	Chief Financial Officer
David Chavez (1)	53	Independent Director
John E. Dawson	61	Independent Director
Robert J. Aalberts	67	Independent Director
Nicholas Nilsen (1)	82	Independent Director
Shawn Nelson	52	Independent Director
William Wells (1)	65	Independent Director

(1)	Member of the audit committee

The following table sets forth the names and ages as of March 5, 2019 and positions of the individuals who serve as directors, executive officers and certain significant employees of the Advisor or our affiliates:

Name	Age	Title

Michael V. Shustek	60	Chief Executive Officer
J. Kevin Bland	55	Chief Financial Officer

Michael V. Shustek is Chief Executive Officer, Secretary and has served as Chairman of the Board of Directors of the Company since its inception and serves as the Chief Executive Officer of our Advisor. He has also served as Chief Executive Officer and a director of MVP I (prior to the Merger), Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a director and CEO of VRM II and VRM I since January 2006. In July 2012, Mr. Shustek became a principal of AMS. During January 2014, Mr. Shustek became the sole owner of AMS.

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

J. Kevin Bland is Chief Financial Officer and is a certified public accountant. He has over 25 years of experience as a financial professional and executive. Mr. Bland served as Chief Financial Officer of UMTH General Services, L.P. from June 2008 to November 2018. From 2007 to 2008 Mr. Bland served as Vice President, Controller and Principal Accounting Officer of Pizza Inn, Inc. (Nasdaq: RAVE). Mr. Bland spent three years with Metromedia Restaurant Group as Vice President, Controller from 2005 to 2007 and Accounting Manager from 2001 to 2002. From 2003 to 2005, Mr. Bland was Company Controller of Sendera Investment Group, LLC and controller of a homebuilding and land division with Lennar Corporation in Dallas, Texas from 2002 to 2003. Mr. Bland began his career with Enrst & Young in 1989. Mr. Bland earned a bachelor's degree in accounting from The University of Texas at Austin in 1985 and an M.BA from Texas Christian University in 1989.

Independent Directors of the Company

David Chavez is one of our independent directors. Since 2009, Mr. Chavez has served as Chief Executive Officer of Assured Strategies, LLC, a strategic consulting, coaching and advisory firm. From 1996 to 2007, Mr. Chavez served as Chief Executive Officer of Chavez & Koch, a Professional Corporation and certified public accounting firm, and from 1995 to 1996, he was a private business and financial consultant. From 1991 to 1995 Mr. Chavez worked with Arthur Andersen's Las Vegas office, taking several companies public, and working in audit and consulting. Mr. Chavez received a Bachelor of Science in Business Administration Degree, with a concentration in Accounting, from the University of Nevada, Las Vegas.

John E. Dawson is one of our independent directors. He has also been a director of MVP REIT, Inc. since its inception. He was a director of Vestin Group from March 2000 to December 2005, was a director of VRM II from March 2007 until he resigned in November 2013 and was a director for VRM I from March 2007 until January 2008. Since January 2015, Mr. Dawson has been a Partner at the International law firm of Dickinson Wright PLLC. Mr. Dawson was a partner of the Las Vegas law firm of Lionel Sawyer & Collins from 2005 until its closing in December of 2014. From 1995 to 2005, Mr. Dawson was a partner at the law firm of Marquis & Aurbach. Mr. Dawson received his bachelor's degree from Weber State and his Juris Doctor from Brigham Young University. Mr. Dawson received his Master of Law (L.L.M.) in Taxation from the University of San Diego in 1993. Mr. Dawson was admitted to the Nevada Bar in 1988 and the Utah Bar in 1989.

Robert J. Aalberts served as an independent director of MVP I, and was a director of Vestin Group, Inc., from April 1999 to December 2005. He was a director for VRM I from January 2006 until he resigned in January 2008 and for VRM II from January 2006 until he resigned in November 2013. Most recently, Professor Aalberts was Clinical Professor of Business Law in the Smeal College of Business at Pennsylvania State University in University Park, PA from 2014 to June 2017. Prior to his position at Penn State, Professor Aalberts held the Ernst Lied Professor of Legal Studies professorship in the Lee College of Business at the University of Nevada, Las Vegas from 1991 to 2014. Before UNLV, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, LA from 1984 to 1991. From 1982 through 1984, he served as an attorney for the Gulf Oil Company in its New Orleans office, specializing in contract negotiations and mineral law. Professor Aalberts has co-authored books relating to the regulatory environment and the law and business of real estate; including Real Estate Law (2015), now in its 9th edition, published by the Cengage Book Company. He is also the author of numerous legal articles dealing with various aspects of real estate, business and the practice of law. From 1992 to 2016, Professor Aalberts was the Editor-in-chief of the Real Estate Law Journal published by the Thomson-West Publishing Company. Professor Aalberts received his Juris Doctor degree from Loyola University in New Orleans, Louisiana, a Master of Arts from the University of Missouri, Columbia, and a Bachelor of Arts degree in Social Sciences and Geography from Bemidji State University in Minnesota. He was admitted to the State Bar of Louisiana in 1982 (currently inactive status).

Nicholas Nilsen served as an independent director of MVP I. He has been involved in the financial industry for more than four decades. He has been in retirement during the past five years. Most recently, Mr. Nilsen served as a Senior Vice President of PNC Financial, a bank holding company, where he served from 1960 to 2000. He began his long career with PNC Financial as a stock analyst. Later, he managed corporate and Taft-Hartley pension plans for the bank. Mr. Nilsen served as an executive investment officer at the time of his retirement from PNC Financial. Mr. Nilsen is a CFA charter holder. Mr. Nilsen received a bachelor's degree from Denison University and a Master of Business Administration from Northwestern University.

Shawn Nelson served as an independent director of MVP I. Effective January 7, 2019, Mr. Nelson became the Chief Assistant District Attorney of Orange County, California. Mr. Nelson had served as a member of the Orange County Board of Supervisors in Orange County, California, since June 2010, serving as chairman in 2013 and 2014. Mr. Nelson currently serves on the board of the Southern California Regional Rail Authority (Metrolink) and was the former Chairman. He is a director of the Orange County Transportation Authority having served as the chair in 2014 and is a director of the South Coast Air Quality Management District, Southern California Association of Governments, Transportation Corridor Agency, Foothill/Eastern, Southern California Water Committee, Orange County Council of Governments and Orange County Housing Authority Board of Commissioners. From 1994 to 2010, Mr. Nelson was the managing partner of the law firm of Rizio & Nelson. From 1992 to 1994, he was the Leasing Director/Project Manager of S&P Company. Prior to that, from 1989 to 1992 Mr. Nelson served as the Leasing Director/Acquisitions Analyst for IDM Corp and from 1988 to 1989 he served as a Construction Superintendent for Pulte Homes. Mr. Nelson has a Bachelor of Science degree in business with a certificate in real property development from the University of Southern California and a Juris Doctor Degree from Western State University College of Law.

William Wells is one of the Company's independent directors. From 1990 until April 2018, Mr. Wells served as the Las Vegas Office Managing Audit Partner of RSM US LLP, an international audit, tax and consulting firm ("RSM"). In his role as an Audit Partner, Mr. Wells has served as a business advisor to clients in a variety of industries including transportation, real estate, retail, wholesale distribution, construction, financial institutions, manufacturing, automotive, professional services and timeshare. He also has experience in business litigation and has testified as an expert witness in court and in arbitration hearings. From 2000 to 2011 (prior to a firm reorganization in 2012) Mr. Wells was the Desert Southwest Managing Partner, which included oversight of the Phoenix office as well as the Las Vegas office. Mr. Wells earned his B.S. in Accounting from Millikin University, where he graduated summa cum laude. He also participated in executive programs at the University of Chicago and the Minneapolis Center for Character-Based Leadership. He is a licensed CPA in Nevada. During his nearly 40 year tenure in Las Vegas, Mr. Wells has participated in a variety of business and philanthropic organizations including: Las Vegas Metro Chamber of Commerce (Chairman), Opportunity Village (Chairman), Young Presidents Organization (Chairman), UNLV Presidents Associates, UNLV Accounting Advisory Council, LVGEA (Board Member), UMC (Board Member), Discovery Children's Museum (Board Member), Boulder Dam Area Boy Scouts (Board Member), Economic Club of LV (Board Member), US Bank (Advisory Board Member), Las Vegas Executives Association, Kiwanis Club of Las Vegas, and the Las Vegas FBI Citizens Academy. He received the H&R Block Outstanding Community Service Award for stewardship to his community.

CORPORATE GOVERNANCE

Board of Directors

The Company operates under the direction of the Company's board of directors, the members of which are accountable to the Company and the stockholders as fiduciaries. The board of directors is responsible for directing the management of the Company's business and affairs. The board of directors has retained the Advisor to manage the Company's day-to-day affairs and to implement the Company's investment strategy, subject to the board of directors' direction, oversight and approval.

The Company has a total of seven directors, six of whom are independent, the Advisor, the Sponsor and their respective affiliates as determined in accordance with the North American Securities Administrators Association's Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the "NASAA REIT Guidelines"). The NASAA REIT Guidelines require the Company's charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with the Sponsor or the Advisor. A director is deemed to be associated with the Sponsor or the Advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with the Sponsor, the Advisor or any of their affiliates, performs services (other than as a director) for the Company, or serves as a director or trustee for more than three REITs sponsored by the Sponsor or advised by the Advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from the Sponsor, the Advisor or any of their affiliates exceeds five percent of (1) the director's annual gross revenue derived from all sources during either of the last two years or (2) the director's net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director's spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with the Company, the Sponsor, the Advisor or any of its affiliates. The Company's board of directors has determined that each of David Chavez, William Wells, John Dawson, Robert J. Aalberts, Nicholas Nilsen and Shawn Nelson qualifies as an independent director under the NASAA REIT Guidelines.

On August 6, 2018, John Dawson was appointed as sole Chairman by the board of directors.

The Company refers to the directors who are not independent as the "affiliated directors." Currently, the only affiliated director is Michael V. Shustek.
The Company's charter provides that the number of directors is currently seven, which number may be increased or decreased as set forth in the bylaws. The Company's charter also provides that a majority of the directors must be independent directors and that at least one of the independent directors must have at least three years of relevant real estate experience. The independent directors will nominate replacements for vacancies among the independent directors.
The Company's board of directors is elected by the Company's common stockholders on an annual basis. Any director may resign at any time and may be removed with or without cause by the stockholders upon the affirmative vote of stockholders entitled to cast at least a majority of all the votes entitled to be cast generally in the election of directors. The notice of any special meeting called to remove a director will indicate that the purpose, or one of the purposes, of the meeting is to determine if the director will be removed.

At such time as the Company is subject to Subtitle 8 of the MGCL, the Company has elected to provide that a vacancy following the removal of a director or a vacancy created by an increase in the number of directors or the death, resignation, adjudicated incompetence or other incapacity of a director may be filled only by a vote of a majority of the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred and, in the case of an independent director, the director must also be nominated by the remaining independent directors.

Responsibilities of Directors

The responsibilities of the members of the board of directors include:

•	approving and overseeing the Company's overall investment strategy, which will consist of elements such as investment selection criteria, diversification strategies and asset disposition strategies;
•	approving and overseeing the Company's debt financing strategies;
•	approving joint ventures and other such relationships with third parties;
•	approving a potential liquidity transaction;
•	determining the Company's distribution policy and authorizing distributions from time to time; and
•	approving amounts available for repurchases of shares of the Company's common stock.

The directors are accountable to the Company and the Company's stockholders as fiduciaries. This means that the directors must perform their duties in good faith and in a manner each director believes to be in the Company's best interests. Further, the Company's directors must act with such care as an ordinarily prudent person in a like position would use under similar circumstances, including exercising reasonable inquiry when taking actions. Our directors and executive officers will serve until their successors are elected and qualify. The directors are not required to devote all of their time to the Company's business and are only required to devote such time to the Company's affairs as their duties require. The directors meet quarterly or more frequently as necessary.

The Company will follow investment guidelines adopted by the Company's board of directors and the investment and borrowing policies described in this Annual Report unless they are modified by our directors. The Company's board of directors may establish further written policies on investments and borrowings and shall monitor our administrative procedures, investment operations and performance to ensure that the policies are fulfilled and are in the best interests of our stockholders. Any change in our investment objectives as set forth in the Company's charter must be approved by the stockholders.

In order to reduce or eliminate and address certain potential conflicts of interest, the Company's charter requires that a majority of the Company's board of directors (including a majority of the independent directors) not otherwise interested in the transaction approve any transaction with any of the Company's directors, the Sponsor, the Advisor, or any of their affiliates. The independent directors will also be responsible for reviewing from time to time but at least annually (1) the performance of the Advisor and determining that the compensation to be paid to the Advisor is reasonable in relation to the nature and quality of services performed; (2) that the Company's total fees and expenses are otherwise reasonable in light of the Company's investment performance, net assets, net income, the fees and expenses of other comparable unaffiliated REITs and other factors deemed relevant by our independent directors; and (3) that the provisions of the Amended and Restated Advisory Agreement are being carried out. Each such determination shall be reflected in the applicable board minutes.

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

Name	Audit	Compensation	Nominating and Corporate Governance

David Chavez	Co-Chair
William Wells	Co-Chair
Robert J. Aalberts			Chair
Nicholas Nilsen	X	Chair	X
Shawn Nelson		X	X

Audit Committee

The Audit Committee meets on a regular basis, at least quarterly and more frequently as necessary. The Audit Committee's primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The Audit Committee is comprised of three directors, all of whom are independent directors, two of which have been deemed as Audit Committee financial experts. The Company's Audit Committee consists of David Chavez, William Wells and Nicholas Nilsen. The board of directors also determined that Mr. Chavez and Mr. Nilsen met the Audit Committee financial expert requirements. For the years ended December 31, 2018 and 2017, the Audit Committee held twenty and five meetings, respectively. Mr. Chavez and Mr. Wells serve as co-chairs of the Audit Committee.

Compensation Committee

The Compensation Committee establishes and oversees director compensation. The Company's executive officers and affiliated directors do not receive compensation directly from the Company for services rendered to the Company, and the Company does not intend to pay compensation directly to the executive officers or affiliated directors as long as the Company remains externally managed. The Company's independent directors receive certain compensation from the Company, which is described in more detail under "Item 11. Executive Compensation." The Company's Compensation Committee consists of Nicholas Nilsen and Shawn Nelson. For the years ended December 31, 2018 and 2017, the Compensation Committee held no meetings and five meetings, respectively.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee is responsible for establishing the requisite qualifications for directors, identifying and recommending the nomination of individuals qualified to serve as directors and recommending directors for each board committee. The Nominating and Governance Committee also establishes corporate governance practices in compliance with applicable regulatory requirements and consistent with the highest standards and recommends to the board of directors the corporate governance guidelines applicable to the Company. The Company's Nominating and Corporate Governance Committee consists of Robert Aalberts as Nominating and Corporate Governance Committee Chair, with Shawn Nelson and Nicholas Nilsen as committee members. For the years ended December 31, 2018 and 2017, the Nominating and Corporate Governance Committee held no meetings and five meetings, respectively.

Special Committees

On February 1, 2018, the board of directors appointed a Special Committee, naming Allen Wolff as Special Committee Chair, with Erik Hart and David Chavez as committee members. The purpose of the Special Committee is to review and negotiate the potential internalization with the Advisor. In connection therewith, the Special Committee has authority to hire counsel and a valuation firm. On April 23, 2018 the board of directors disbanded the Special Committee for internalization and this committee held two meetings prior to its termination.

On May 31, 2018 the board of directors again appointed a Special Committee, naming John Dawson as Special Committee Chair, with Nick Nilsen and Robert Aalberts as committee members. The purpose of this Special Committee was to review and negotiate the potential internalization with the Advisor. In connection therewith, the Special Committee had authority to hire counsel and a valuation firm. On November 7, 2018 the board of directors disbanded the Special Committee for internalization at which time it was decided that all future negotiations regarding potential internalization would be the responsibility of the Company's entire board of directors.

All future negotiations regarding potential internalization are the responsibility of all of the Company's independent directors.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics"), which contains general guidelines for conducting the Company's business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of the Company's officers, including the Company's principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, as well as all members of the Company's board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. The Company will provide to any person without charge a copy of the Company's Code of Ethics, including any amendments or waivers, upon written request delivered to the Company's principal executive office at the address listed on the cover page of this Annual Report.

Board Meetings and Annual Stockholder Meeting

The board of directors held nineteen meetings and nine meetings during the fiscal years ended December 31, 2018 and 2017, respectively. Each director attended at least 75% of his board and committee meetings in 2018 and 2017. Although the Company does not have a formal policy regarding attendance by members of the Company's board of directors at the Company's Annual Meeting of Stockholders, the Company encourages all of our directors to attend.

Communication with Directors

The Company has established procedures for stockholders or other interested parties to communicate directly with the Company's board of directors. Such parties can contact the board by mail at: David Chavez and/or William Wells, Co-Chairmen of The Parking REIT Audit Committee, c/o Corporate Secretary, 8880 W. Sunset Rd Suite 240, Las Vegas, NV 89148.
The co-chairmen of the Audit Committee will receive all communications made by these means and will distribute such communications to such member or members of the Company's board of directors as he or she deems appropriate, depending on the facts and circumstances outlined in the communication received. For example, if any questions regarding accounting, internal controls and auditing matters are received, they will be forwarded by the co-chairmen of the Audit Committee to the members of the Audit Committee for review.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

As of March 5, 2019, the Company had no employees. Each of the Company's executive officers, including each executive officer who serves as a director, is employed or compensated by the Advisor or also serves as an executive officer of the Advisor. Each of these individuals receives compensation from the Advisor for his or her services, including services performed for the Company and for the Advisor. As executive officers of the Advisor, these individuals will manage the Company's day-to-day affairs and carry out the directives of the Company's board of directors in the review and selection of investment opportunities and will oversee and monitor the Company's acquired investments to ensure they are consistent with the Company's investment objectives. The duties that these executive officers will perform on the Company's behalf will also serve to fulfill the corporate governance obligations of these persons as our appointed officers pursuant to the Company's charter and bylaws. As such, these duties will involve the performance of corporate governance activities that require the attention of one of the Company's corporate officers, including signing certifications required under the Sarbanes-Oxley Act of 2002, as amended, for filing with our periodic reports. Although the Company will reimburse the Advisor for certain expenses incurred in connection with providing these services to the Company, the Company does not intend to pay any compensation directly to the Company's executive officers.

Independent Directors

The Company pays each independent director an annual retainer of $30,000 (to be prorated for a partial term), with an additional $5,000 annual retainer (to be prorated for a partial term) paid to the Audit Committee chairperson. Each independent director also will receive $500 for each meeting of the board of directors attended in-person or by telephone.

Special Committee members were paid $35,000 for the Chair and $30,000 for the remaining members in connection with the Internalization.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director. The following table sets forth information with respect to our independent director compensation during the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Allen Wolff (1)	$59,500	$--	$--	$--	$--	$--	$59,500
David Chavez	82,250	--	--	--	--	--	82,250
Erik Hart (2)	72,000	--	--	--	--	--	72,000
John Dawson	53,000	--	--	--	--	--	53,000
Robert J. Aalberts	47,500	--	--	--	--	--	47,500
Nicholas Nilsen	46,500	--	--	--	--	--	46,500
Shawn Nelson	37,500	--	--	--	--	--	37,500
William Wells (3)	23,250	--	--	--	--	--	23,250
Total	$421,500	$--	$--	$--	$--	$--	$421,500

(1)	Mr. Wolff resigned as an independent director from the Company's board of directors effective April 29, 2018.
(2)	Mr. Hart resigned as an independent director from the Company's board of directors effective September 14, 2018.
(3)	Mr. Wells was appointed to serve on the Company's board of directors on May 31, 2018.

On May 31, 2018 the board of directors voted to change their compensation structure. The board will receive one-half of its $30,000 fee in cash and the other one-half in common stock. However, the committee has postponed the stock portion until the company is listed on an exchange. The initial issuance price for the common stock will be at the then current NAV. In the event the Company is listed on a national securities exchange, the issuance of common stock will be based on the twenty-day trailing closing stock price average. In addition, the audit chair will be entitled to receive his additional $5,000 either in cash or at his option, half in cash and half in common stock. Finally, the board reduced its per meeting fee to $500 per meeting until such time as distributions commence.

Compensation Committee Interlocks and Insider Participation

Other than Michael V. Shustek, no member of the Company's board of directors served as an officer, and no member of the Company's board of directors served as an employee, of the Company or any of its subsidiaries during the year ended December 31, 2018. In addition, during the year ended December 31, 2018, none of the Company's executive officers served as a member of the Compensation Committee (or other committee of the Company's board of directors performing equivalent functions or, in the absence of any such committee, our entire board of directors) of any entity that has one or more executive officers serving as a member of the Company's board of directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Shown below is certain information As of March 5, 2019, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Exchange Act, of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock. Unless otherwise noted, the percentage ownership is calculated based on 6,540,818 shares of our common stock outstanding as of March 5, 2019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Vestin Realty Mortgage II, Inc. 8945 Post Rd Suite 110 Las Vegas, NV 89148	Sole voting and investment power of 364,960 shares	5.58%

The following table sets forth the total number and percentage of common stock beneficially owned as of March 5, 2019, by:
•	Each director;
•	Our chief executive officer and the officers of our manager who function as the equivalent of our executive officers; and
•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 6,540,818 shares of our total outstanding common stock and 42,672 shares of our total outstanding preferred stock as of March 5, 2019:

		Common Shares Beneficially Owned		Preferred Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent	Number	Percent
Michael V. Shustek	8880 W. Sunset Rd Suite 240, Las Vegas, NV 89148	13,423	<1%	--	--
David Chavez	28 Strada Prinicipale Henderson, NV 89011	--	--	--	--
John E. Dawson	1321 Imperia Drive Henderson, NV 89052	2,570	<1%	*54	<1%
Robert J. Aalberts	311 Vallarte Dr. Henderson NV 89014	--	--	--	--
Nicholas Nilsen	3074 Soft Horizon Way Las Vegas, NV 89135	2,141	<1%	--	--
Shawn Nelson	Hall of Administration 333 W. Santa Ana Blvd. Santa Ana, CA 92701	--	--	--	--
William Wells	2021 Redbird Drive Las Vegas, NV 89134	--	--	--	--
All directors and officers		18,134	<1%	54	<1%

*Mr. Dawson received 1,750 warrants with his purchase of 54 shares of preferred stock. The warrants may be exercised after the 90th day following the occurrence of a Listing Event, at an exercise price, per share, equal to 110% of the volume weighted average closing price during the 20 trading days ending on the 90th day after the occurrence of such Listing Event; however, in no event shall the exercise price of the warrants be less than $25 per share.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Conflicts of Interests

The Company is subject to various conflicts of interest arising out of the Company's relationship with the Advisor and other affiliates, including (1) conflicts related to the compensation arrangements between the Advisor, certain affiliates and the Company, (2) conflicts with respect to the allocation of the time of the Advisor and its key personnel and (3) conflicts with respect to the allocation of investment opportunities. The Company's independent directors have an obligation to function on the Company's behalf in all situations in which a conflict of interest may arise and will have a fiduciary obligation to act on behalf of the stockholders.

Please refer to Note E – Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report for information regarding our related party transactions, which are incorporated herein by reference. Please also see "Risk Factors–Risks Related to Conflict of Interests." in Part I, Item 1A "Risk Factors" of this Annual Report.

Certain Conflict Mitigation Measures

In order to reduce or mitigate certain potential conflicts of interests, the Company has adopted the procedures set forth below, which includes procedures imposed by the NASAA REIT Guidelines. The Company will no longer be subject to the requirements imposed by the NASAA REIT Guidelines if and when the Company lists its shares on a national securities exchange.

Advisor Compensation

The independent directors evaluate at least annually whether the compensation that the Company contracts to pay to the Advisor and its affiliates is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by the Company's charter. The independent directors supervise the performance of the Advisor and its affiliates and the compensation we pay to them to determine whether the provisions of the Amended and Restated Advisory Agreement are being carried out. This evaluation is based on the following factors as well as any other factors they deem relevant:

•	the amount of the fees and any other compensation, including stock-based compensation, paid to the Advisor and its affiliates in relation to the size, composition and performance of the assets;
•	the success of the Advisor in generating appropriate investment opportunities;
•	the rates charged to other companies, including other REITs, by advisors performing similar services;
•
additional revenues realized by our Advisor and its affiliates through their relationship with us, including whether the Company pays them, or they are paid by others with whom the Company does business;

•	the quality and extent of service and advice furnished by the Advisor and its affiliates;
•	the performance of the Company's investment portfolio; and
•	the quality of the Company's portfolio relative to the investments generated by the Advisor and its affiliates for their own account and for their other clients.

Term of Advisory Agreement

Each contract for the services of the Advisor may not exceed one year, although there is no limit on the number of times that the Company may retain a particular advisor. The Company's charter provides that a majority of the independent directors may terminate the Amended and Restated Advisory Agreement with the Advisor without cause or penalty on 60 days' written notice. The Advisor may terminate the Amended and Restated Advisory Agreement with good reason on 60 days' written notice to us.

Independent Directors

The NASAA REIT Guidelines require the Company's charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with the Sponsor or the Advisor. A director is deemed to be associated with the Sponsor or the Advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with the Sponsor, the Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by the Sponsor or advised by the Advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from the Sponsor, the Advisor or any of their affiliates exceeds five percent of (1) the director's annual gross revenue derived from all sources during either of the last two years or (2) the director's net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director's spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with the Company, the Sponsor, the Advisor or any of its affiliates.

A majority of the Company's board of directors, including a majority of the independent directors, must determine the method used by the Advisor for the allocation of the acquisition of investments by two or more affiliated programs seeking to acquire similar types of assets is fair and reasonable to us. The Company's independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the full board of directors or the Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

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

The Company's Acquisitions

The Company will not purchase or lease assets in which the Sponsor, the Advisor, any of the Company's directors or any of their affiliates has an interest without a determination by a majority of the Company's directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to the Sponsor, the Advisor, the director or the affiliated seller or lessor, unless there is substantial justification for the excess amount and such excess is reasonable. In no event may the Company acquire any such asset at an amount in excess of its current appraised value.

The consideration the Company pays for real property will ordinarily be based on the fair market value of the property as determined by a majority of the members of the board of directors or the members of a duly authorized committee of the board. In cases in which a majority of the Company's independent directors so determine, and in all cases in which real property is acquired from the Sponsor, the Advisor, any of the Company's directors or any of their affiliates, the fair market value shall be determined by an independent expert selected by the Company's independent directors not otherwise interested in the transaction.

Loans

The Company will not make any loans to the Sponsor, the Advisor or the Company's directors or officers or any of their affiliates (other than mortgage loans complying with the limitations set forth in Section V.K.3 of the NASAA REIT Guidelines or loans to wholly owned subsidiaries). In addition, the Company will not borrow from these affiliates unless a majority of the Company's board of directors (including a majority of the independent directors) not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by the Company's board of directors.

Other Transactions Involving Affiliates

A majority of the Company's directors, including a majority of the independent directors not otherwise interested in the transaction, must conclude that all other transactions between the Company and the Sponsor, the Advisor, any of the Company's directors or any of their affiliates are fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties. To the extent that the Company contemplates any transactions with affiliates, members of the Company's board of directors who serve on the board of the affiliated entity will be deemed "interested directors" and will not participate in approving or making other substantive decisions with respect to such related party transactions.

Limitation on Operating Expenses

In compliance with the NASAA REIT Guidelines, the Advisor must reimburse the Company the amount by which the Company's aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of the Company's net income, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. "Average invested assets" means the average of the aggregate monthly book value of the Company's assets during a specified period invested, directly or indirectly in equity interests in and loans secured by real estate, before deducting depreciation, bad debts or other non-cash reserves. "Total operating expenses" means all costs and expenses paid or incurred by the Company, as determined under GAAP, that are in any way related to the Company's operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of the Company's stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) incentive fees paid in compliance with the NASAA REIT Guidelines; (vi) acquisition fees and expenses; (vii) real estate commissions on the sale of real property; and (viii) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

Notwithstanding the foregoing, to the extent that operating expenses payable or reimbursable by us exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future periods for the full amount of the excess expenses or any portion thereof. Within 60 days after the end of any fiscal quarter for which the Company's total operating expenses for the four consecutive fiscal quarters then ended exceed these limits, the Company will send our stockholders a written disclosure of such fact, together with an explanation of the factors our independent directors considered in determining that such excess expenses were justified. In addition, the Company's independent directors will review the total fees and expense reimbursements for operating expenses paid to the Advisor to determine if they are reasonable considering the Company's performance, net assets and income, and the fees and expenses of other comparable unaffiliated REITs.

Issuance of Options and Warrants to Certain Affiliates

Until the Company's shares of common stock are listed on a national securities exchange, the Company will not issue options or warrants to purchase our common stock to the Advisor, the Sponsor, any of the Company's directors or any of their affiliates, except on the same terms as such options or warrants, if any, are sold to the general public. We may issue options or warrants to persons other than the Advisor, the Sponsor, the Company's directors and their affiliates prior to listing the Company's common stock on a national securities exchange, but not at an exercise price less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of the Company's board of directors has a market value less than the value of such option or warrant on the date of grant. Any options or warrants we issue to the Advisor, the Sponsor or any of their affiliates shall not exceed an amount equal to 10% of the outstanding shares of the Company's common stock on the date of grant.

Reports to Stockholders

The Company will prepare an annual report and deliver it to the Company's common stockholders within 120 days after the end of each fiscal year. The Company's directors are required to take reasonable steps to ensure that the annual report complies with the Company's charter provisions as applicable. Among the matters that must be included in the annual report or included in a proxy statement delivered with the annual report are:

•	financial statements prepared in accordance with GAAP that are audited and reported on by independent certified public accountants;
•	the ratio of the costs of raising capital during the year to the capital raised;
•
the aggregate amount of advisory fees and the aggregate amount of other fees paid to the Advisor and any affiliates of the Advisor by the Company or third parties doing business with the Company during the year;

•	the Company's total operating expenses for the year stated as a percentage of the Company's average invested assets and as a percentage of the Company's net income;

•
•	a report from the independent directors that the Company's policies are in the best interests of the Company's stockholders and the basis for such determination; and
•
a separately stated, full disclosure of all material terms, factors and circumstances surrounding any and all transactions involving us and the Advisor, a director or any affiliate thereof during the year, which disclosure has been examined and commented upon in the report by the independent directors regarding the fairness of such transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES; AUDIT COMMITTEE REPORT

Principal Accounting Fees and Services

For the years ended December 31, 2018 and 2017 RBSM LLP ("RBSM"), our independent public accounting firm, billed the Company approximately $462,000 and $179,000, respectively, for their professional services.

For the years ended December 31, 2018 and 2017, RSM US LLP ("RSM"), our former independent public accounting firm, billed the Company approximately $443,000 and $120,000, respectively, for their professional services.

For the year ended December 31, 2018 and 2017, HCVT LLP ("HCVT"), our independent accounting firm, billed the Company approximately $219,000 and $46,000, respectively, for their professional services.

	RBSM 12/31/2018	RBSM 12/31/2017	RSM 12/31/2018	RSM 12/31/2017	HCVT 12/31/2018	HCVT 12/31/2017
Audit Fees	$420,000	$168,000	$343,000	$120,000	$--	$--
Audit Related Fees	--	--	--	--	--	--
Tax Fees	--	--	--	--	219,000	46,000
All Other Fees	25,000	11,000	100,000	--	$--	--
Total	$445,000	$179,000	$443,000	$120,000	$219,000	$46,000

Audit fees. Consists of fees billed for the audit of the Company's annual financial statements, review of the Company's Form 10-K, review of the Company's interim financial statements included in the Company's Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees," such as acquisition audit, audit of the Company's financial statements, review of our Form 8-K, review of the Company's registration statement on Form S-11 and Form S-4 filings.

Tax fees. Consists of professional services rendered by a company aligned with the Company's principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by the Company's accountants within this category consisted of advice and other services.

Pre-Approval Policy

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee. The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation. All services performed by our independent auditors under engagements entered into were approved by the Company's Audit Committee, pursuant to the Company's pre-approval policy, and none was approved pursuant to the de minimis exception to the rules and regulations of the Exchange Act, Section 10A(i)(1)(B), on pre-approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this Report:

1. Financial Statements

The list of the financial statements contained herein are contained in Part II, Item 8. Financial Statements on this Annual Report, which is hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III – Combined Real Estate and Accumulated Depreciation

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

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	March 5, 2019

By:	/s/ J. Kevin Bland
J. Kevin Bland
Chief Financial Officer
Date:	March 5, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	Chief Executive Officer and Director	March 5, 2019
Michael V. Shustek	(Principal Executive Officer)

/s/ J. Kevin Bland	Chief Financial Officer	March 5, 2019
J. Kevin Bland	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	March 5, 2019
John E. Dawson

/s/ David Chavez	Director	March 5, 2019
David Chavez

/s/ Robert J. Aalberts	Director	March 5, 2019
Robert J. Aalberts

/s/ Nicholas Nilsen	Director	March 5, 2019
Nicholas Nilsen

/s/ Shawn Nelson	Director	March 5, 2019
Shawn Nelson

/s/ William Wells	Director	March 5, 2019
William Wells

EXHIBIT INDEX
2.1 (1)	Agreement and Plan of Merger, dated May 26, 2017, among THE PARKING REIT, Inc., MVP Realty Advisors, LLC, MVP Merger Sub, LLC and MVP REIT, Inc.
3.1(2)	Articles of Amendment and Restatement of THE PARKING REIT, Inc.
3.2 (3)	Articles of Amendment of THE PARKING REIT, Inc.
3.3(4)	Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.4 (5)	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.5(6)	Bylaws of THE PARKING REIT, Inc.
4.1 (4)	Form of Common Stock Warrants (issued to Series A Preferred Stockholders)
4.2 (7)	Form of Common Stock Warrants (issued to Series 1 Preferred Stockholders)
4.3(8)	Distribution Reinvestment Plan
10.1(1)	Second Amended and Restated Advisory Agreement, dated May 26, 2017, among THE PARKING REIT, Inc., MVP REIT II Operating Partnership, LP and MVP Realty Advisors, LLC.
10.2(1)	Termination and Fee Agreement, dated May 26, 2017, among MVP REIT, Inc., THE PARKING REIT, Inc., MVP REIT II Operating Partnership, LP and MVP Realty Advisors, LLC.
10.3(14)	Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, among THE PARKING REIT, Inc., MVP REIT II Operating Partnership, LP and MVP Realty Advisors, LLC.
10.4(2)	Agreement of Limited Partnership of MVP REIT II Operating Partnership, LP
10.5(2)	THE PARKING REIT, Inc. Long-Term Incentive Plan
10.6(2)	THE PARKING REIT, Inc. Independent Directors Compensation Plan
10.7(2)	Form of Indemnification Agreement
10.8(10)	Credit Agreement dated as of December 29, 2017 among MVP REIT II Operating Partnership, L.P., the lenders party thereto and KeyBank National Association
10.9(13)	First Amendment to Credit Agreement dated as of December 29, 2017 among MVP REIT II Operating Partnership, L.P., the lenders party thereto and KeyBank National Association
10.10(13)	Second Amendment to Credit Agreement dated as of December 29, 2017 among MVP REIT II Operating Partnership, L.P., the lenders party thereto and KeyBank National Association
10.11(15)
Third Amendment to Credit Agreement and Omnibus Amendment to Loan Documents, dated as of September 28, 2018, among VP REIT II Operating Partnership, L.P., the lenders party thereto and KeyBank National Association

10.12(11)	Purchase and Sale Agreement, dated as of October 31, 2016, by and between Center Parking Associates Limited Partnership and MVP Detroit Center Garage, LLC
10.13(12)	Loan Agreement, dated as of January 10, 2017, by and between MVP Detroit Center Garage, LLC and Bank of America, N.A.
10.14(16)	Loan Agreement, dated as of November 30, 2018, by and among certain subsidiaries of Parking REIT, Inc. as the borrowers party thereto and Loancore Capital Credit REIT LLC as lender.
21.1(*)	Subsidiaries of the Registrant.
23.1(*)	Consent of Independent Registered Public Accounting Firm
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

*	Filed concurrently herewith.
(1)	Filed previously on Form 8-K on May 31, 2017 and incorporated herein by reference.
(2)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015 and incorporated herein by reference.
(3)	Filed previously on Form 8-K on December 18, 2017 and incorporated herein by reference.
(4)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(5)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(6)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015 and incorporated herein by reference.
(7)	Filed previously on Form 8-K on May 15, 2017 and incorporated herein by reference.
(8)	Filed previously as Appendix D to the Registrant's prospectus filed October 23, 2015 and incorporated herein by reference.
(9)	Filed previously with Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 on April 6, 2016 and incorporated herein by reference.
(10)	Filed previously on Form 8-K on January 5, 2018 and incorporated herein by reference.
(11)	Filed previously on Form 8-K on December 8, 2016 and incorporated herein by reference.
(12)	Filed previously on Form 8-K on January 1, 2017 and incorporated herein by reference.
(13)	Filed previously on Form 10-K on June 22, 2018 and incorporated herein by reference.
(14)	Filed previously on Form 8-K on September 26, 2018 and incorporate herein by reference.
(15)	Filed previously on Form 8-K on October 2, 2018 and incorporate herein by reference.
(16)	Filed previously on Form 8-K on December 6, 2018 and incorporate herein by reference.