Form 10-Q
period 2019-05-14
Parking REIT, Inc.
filed 2019-05-14
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes [ X] No [   ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months, or for such shorter period that the registrant was required to submit such files.

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [ X ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 14, 2019, the registrant had 6,940,261 shares of common stock outstanding.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2019	As of December 31, 2018
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$141,534,000	$142,607,000
Buildings and improvements	168,120,000	170,206,000
Construction in progress	1,433,000	1,872,000
Intangible Assets	2,288,000	2,288,000
	313,375,000	316,973,000
Accumulated depreciation	(8,201,000)	(7,110,000)
Total investments in real estate, net	305,174,000	309,863,000

Fixed Assets, net of depreciation of $26,000	37,000	42,000
Assets held for sale, net of depreciation of $212,000	3,632,000	--
Cash	5,628,000	5,106,000
Cash – restricted	2,758,000	4,329,000
Prepaid expenses	849,000	616,000
Accounts receivable	274,000	712,000
Investment in DST	2,839,000	2,821,000
Due from related parties	--	3,000
Other assets	94,000	79,000
Total assets	$321,285,000	$323,571,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $2.5 million as of March 31, 2019 and $2.4 million as of December 31, 2018	$157,168,000	$155,961,000
Accounts payable and accrued liabilities	3,776,000	4,605,000
Accounts payable and accrued liabilities – related party	602,000	653,000
Security Deposit	139,000	139,000
Deferred revenue	55,000	93,000
Total liabilities	161,740,000	161,451,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders' Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of March 31, 2019 and December 31, 2018)	--	--
Preferred stock Series 1; $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of March 31, 2019 and December 31, 2018)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value 1,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 6,540,364 and 6,542,797 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	--	--
Additional paid-in capital	182,572,000	183,382,000
Accumulated deficit	(25,706,000)	(23,953,000)
Total The Parking REIT, Inc. Shareholders' Equity	156,866,000	159,429,000
Non-controlling interest	2,679,000	2,691,000
Total equity	159,545,000	162,120,000
Total liabilities and equity	$321,285,000	$323,571,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2019	2018
Revenues
Base rent income	$5,054,000	$4,716,000
Percentage rent income	301,000	375,000
Total revenues	5,355,000	5,091,000

Operating expenses
Property taxes	793,000	636,000
Property operating expense	379,000	308,000
Asset management expense – related party	854,000	832,000
General and administrative	850,000	1,107,000
Professional fees	666,000	1,921,000
Acquisition expenses	4,000	217,000
Depreciation and amortization	1,308,000	1,194,000
Total operating expenses	4,854,000	6,215,000

Income (loss) from operations	501,000	(1,124,000)

Other income (expense)
Interest expense	(2,356,000)	(1,948,000)
Other Income	31,000	--
Income from DST	70,000	52,000
Total other expense	(2,255,000)	(1,896,000)

Net loss	(1,754,000)	(3,020,000)
Less net income (loss) attributable to non-controlling interest	(1,000)	2,000
Net loss attributable to The Parking REIT, Inc.'s stockholders	$(1,753,000)	$(3,022,000)

Preferred stock distributions declared - Series A	(54,000)	(43,000)
Preferred stock distributions declared - Series 1	(696,000)	(523,000)
Net loss attributable to The Parking REIT, Inc.'s common stockholders	(2,503,000)	(3,588,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to The Parking REIT, Inc.'s common stockholders - basic and diluted	$(0.38)	$(0.55)
Distributions declared per common share	$--	$0.12
Weighted average common shares outstanding, basic and diluted	6,542,057	6,550,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2018	42,673	$--	6,542,797	$--	$183,382,000	$(23,953,000)	$2,691,000	$162,120,000
Distributions to non-controlling interest	--	--	--	--	--	--	(11,000)	(11,000)
Redeemed Shares	--	--	(2,433)	--	(60,000)	--	--	(60,000)
Distributions – Series A	--	--	-	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net income (loss)	--	--	--	--	--	(1,753,000)	(1,000)	(1,754,000)
Balance, March 31, 2019	42,673	$--	6,540,364	$--	$182,572,000	$(25,706,000)	$2,679,000	$159,545,000

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2017	32,651		$6,532,009	$--	$177,598,000	$(18,173,000)	$2,751,000	$162,176,000

Distributions to non-controlling interest	--	--	--	--	--	--	(13,000)	(13,000)
Issuance of common stock – DRIP	--	--	11,326	--	283,000	--	--	283,000
Issuance of preferred Series 1	10,022	--	--	--	9,090,000	--	--	9,090,000
Redeemed Shares			(7,636)		(191,000)		--	(191,000)
Distributions - Common	--	--	--	--	(817,000)	--		(817,000)
Distributions – Series A	--	--	--	--	(43,000)	--	--	(43,000)
Distributions – Series 1	--	--	--	--	(523,000)	--	--	(523,000)
Stock dividend	--	--	32,679	--	817,000	(817,000)	--	--
Net income (loss)	--	--	--	--	--	(3,022,000)	2,000	(3,020,000)
Balance, March 31, 2018	42,673		$6,568,378	$--	$186,214,000	$(22,012,000)	$2,740,000	$166,942,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For The Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net Loss	$(1,754,000)	$(3,020,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,308,000	1,194,000
Amortization of loan costs	222,000	81,000
Distribution from DST	(70,000)	(52,000)
Changes in operating assets and liabilities
Due to/from related parties	3,000	(152,000)
Accounts payable	(881,000)	1,917,000
Loan Fees	(253,000)	(197,000)
Security deposits	--	(98,000)
Other assets	(15,000)	(24,000)
Deferred revenue	(38,000)	--
Accounts receivable	439,000	(142,000)
Prepaid expenses	(233,000)	(522,000)
Net cash used in operating activities	(1,272,000)	(1,015,000)
Cash flows from investing activities:
Purchase of investment in real estate	--	(8,105,000)
Building improvements	(246,000)	(1,329,000)
Fixed asset purchase	--	(63,000)
Proceeds from Investments	52,000	52,000
Payment of deposit made for purchase of investment in real estate or debt	(97,000)	(2,760,000)
Deposits applied to purchase of investment in real estate or debt	97,000	--
Net cash used in investing activities	(194,000)	(12,205,000)
Cash flows from financing activities
Proceeds from notes payable	5,500,000	--
Payments on notes payable	(4,262,000)	(477,000)
Proceeds from line of credit	--	4,400,000
Payments made on line of credit	--	(3,440,000)
Distribution to non-controlling interest	(11,000)	(13,000)
Proceeds from issuance of preferred stock	--	9,090,000
Redeemed shares	(60,000)	(191,000)
Dividends paid to stockholders	(750,000)	(1,100,000)
Net cash provided by financing activities	417,000	8,269,000
Net change in cash and cash equivalents and restricted cash	(1,049,000)	(4,951,000)
Cash and cash equivalents and restricted cash, beginning of period	9,435,000	16,730,000
Cash and cash equivalents and restricted cash, end of period	$8,386,000	$11,779,000

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$5,106,000	$8,501,000
Restricted cash at beginning of period	4,329,000	8,229,000
Cash and cash equivalents and restricted cash at beginning of period	$9,435,000	$16,730,000

Cash and cash equivalents at end of period	$5,628,000	$4,938,000
Restricted cash at end of period	2,758,000	6,841,000
Cash and cash equivalents and restricted cash at end of period	$8,386,000	$11,779,000
Supplemental disclosures of cash flow information:
Interest Paid	$2,134,000	$1,867,000
Non-cash investing and financing activities:
Distributions - DRIP	$--	$283,000
Dividend shares	$--	$817,000
Dividends declared not yet paid	$250,000	$200,000
Deposits applied to purchase of investment in real estate or financing	$97,000	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE PARKING REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(UNAUDITED)
Note A — Organization and Business Operations

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the "Company," "we," "us" or "our"), is a Maryland corporation formed on May 4, 2015 and has elected to be taxed, and has operated in a manner that will allow the Company to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017; therefore, the Company intends to continue operating as a REIT for the taxable year ended December 31, 2019.

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

The Company's former advisor is MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the "Advisor"), a Nevada limited liability company, which is owned 60% by Vestin Realty Mortgage II, Inc. ("VRM II") and 40% by Vestin Realty Mortgage I, Inc. ("VRM I"). Prior to the Internalization (as defined below), the Advisor was responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to a second amended and restated advisory agreement among the Company, the Operating Partnership and the Advisor (the "Amended and Restated Advisory Agreement"), which became effective upon consummation of the Merger (as such term is defined below). VRM II and VRM I are Maryland corporations that trade on the OTC pink sheets and were managed by Vestin Mortgage, LLC, an affiliate of the Advisor, prior to being internalized in January 2018.

As part of the Company's initial capitalization, 8,000 shares of common stock were sold for $200,000 to an affiliate of the Advisor (as defined below).

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

Capitalization

As of March 31, 2019, the Company had 6,540,364 shares of common stock issued and outstanding. On December 31, 2016, the Company ceased all selling efforts for the initial public offering of its common stock (the "Common Stock Offering"). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to MVP Capital Partners II, LLC (the "Sponsor") for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the "Series A"). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company's common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and had 2,862 Series A shares issued and outstanding as of March 31, 2019.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the "Series 1"). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company's common stock to accredited investors and closed the offering on January 31, 2018. The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding as of March 31, 2019.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated balance sheet as of December 31, 2018 contained herein has been derived from the audited financial statements as of December 31, 2018 but does not include all disclosures required by GAAP.

Consolidation

The Company's consolidated financial statements for the period ended March 31, 2019, include its accounts, the accounts of the Company's assets, the accounts of its subsidiaries, the Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation.

The following list includes the subsidiaries that are included in the Company's March 31, 2019 consolidated financial statements and does not reflect the actual number of properties owned by the Company for the periods presented in this filing.

MVP PF Ft. Lauderdale 2013, LLC	MVP Bridgeport Fairfield Garage, LLC
MVP PF Memphis Poplar 2013, LLC	West 9th Street Properties II, LLC
MVP PF Memphis Court 2013, LLC	MVP San Jose 88 Garage, LLC
MVP PF St. Louis 2013, LLC	MCI 1372 Street, LLC
Mabley Place Garage, LLC	MVP Cincinnati Race Street, LLC
MVP Denver Sherman, LLC	MVP St. Louis Washington, LLC
MVP Fort Worth Taylor, LLC	MVP St. Paul Holiday Garage, LLC
MVP Milwaukee Old World, LLC	MVP Louisville Station Broadway, LLC
MVP Houston Saks Garage, LLC	White Front Garage Partners, LLC
MVP Milwaukee Wells, LLC	Cleveland Lincoln Garage, LLC
MVP Wildwood NJ Lot, LLC	MVP Houston Preston, LLC
MVP Indianapolis City Park, LLC	MVP Houston San Jacinto Lot, LLC
MVP Indianapolis WA Street Lot, LLC	MVP Detroit Center Garage, LLC
Minneapolis City Parking, LLC	St Louis Broadway, LLC
MVP Minneapolis Venture, LLC	St Louis Seventh & Cerre, LLC
MVP Indianapolis Meridian Lot, LLC	MVP Preferred Parking, LLC
MVP Milwaukee Clybourn, LLC	MVP Raider Park Garage, LLC
MVP Milwaukee Arena Lot, LLC	MVP New Orleans Rampart, LLC
MVP Clarksburg Lot, LLC	MVP Hawaii Marks Garage, LLC
MVP Denver Sherman 1935, LLC

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

Concentration

The Company had sixteen and fifteen parking tenants as of March 31, 2019 and 2018, respectively. One tenant, SP Plus Corporation (Nasdaq: SP) ("SP+"), represented 57.7% of the Company's base parking rental revenue for the three months ended March 31, 2019.

SP+ is one of the largest providers of parking management in the United States. As of March 31, 2019, SP+ managed approximately 3,400 locations in North America.

Below is a table that summarizes base parking rent by tenant:

	For The Three Months Ended March 31,
Parking Tenant	2019	2018
SP +	57.7%	57.2%
iPark Services	13.1%	13.6%
ABM	4.5%	4.6%
ISOM Mgmt	4.2%	4.3%
Premier Parking	3.6%	3.8%
342 N. Rampart	2.9%	2.0%
Interstate Parking	2.8%	2.9%
Lanier	2.6%	2.4%
Denison	2.4%	2.6%
St. Louis Parking	2.1%	2.2%
TNSH, LLC	1.2%	0.0%
BEST PARK	1.0%	1.5%
Riverside Parking	1.0%	1.1%
Premium Parking	0.6%	--
Denver School	0.2%	0.2%
Secure	0.1%	0.1%
PCAM, LLC	--	1.5%

* During June 2018 Premier Parking acquired iPark Services. Subsequent to the acquisition Premier and iPark continue to operate under their original company names.

In addition, the Company had concentrations in various cities based on base parking rental revenue for the three months ended March 31, 2019 and 2018, as well as concentrations in various cities based on the real estate the Company owned as of March 31, 2019 and 2018. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For The Three Months Ended March 31,
	2019	2018
Detroit	17.8%	18.5%
Houston	13.1%	13.6%
Cincinnati	9.1%	9.3%
Fort Worth	8.0%	8.3%
Indianapolis	6.3%	6.6%
St. Louis	5.3%	6.6%
Cleveland	5.3%	5.3%
Honolulu	4.9%	0.0%
Lubbock	4.2%	4.3%
Minneapolis	4.1%	4.3%
Nashville	3.6%	3.8%
Milwaukee	3.4%	3.7%
New Orleans	2.9%	2.0%
St Paul	2.8%	2.9%
San Jose	2.3%	2.4%
Bridgeport	2.1%	2.2%
Memphis	1.6%	1.6%
Louisville	1.0%	1.1%
Denver	0.8%	0.9%
Ft. Lauderdale	0.4%	0.6%
Wildwood	0.4%	0.4%
Canton	0.3%	0.3%
Clarksburg	0.3%	0.3%
Kansas City	0.0%	1.0%

Real Estate Investment Concentration by City
	As of March 31,
	2019	2018
Detroit	17.6%	18.2%
Houston	11.9%	12.4%
Fort Worth	8.7%	9.1%
Cincinnati	8.7%	8.9%
Honolulu	6.6%	--
Cleveland	6.2%	5.7%
Indianapolis	5.8%	6.0%
Minneapolis	4.4%	5.4%
St Louis	4.4%	6.8%
Milwaukee	3.8%	3.9%
Nashville	3.7%	3.8%
Lubbock	3.7%	3.6%
St Paul	2.7%	2.8%
Bridgeport	2.6%	2.7%
New Orleans	2.6%	2.7%
Memphis	1.5%	1.6%
San Jose	1.2%	1.3%
Fort Lauderdale	1.1%	1.1%
Denver	1.0%	1.1%
Louisville	1.0%	1.0%
Wildwood	0.4%	0.6%
Clarksburg	0.2%	0.2%
Canton	0.2%	0.2%
Kansas City	--	0.9%

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

No impairment charges were recorded during the three months ended March 31, 2019. The Company recorded impairment charges of approximately $0.6 million for the year ended December 31, 2018. The estimated fair values, as they relate to property carrying values were primarily based upon estimated sales prices from third-party offers or indicative bids.

Cash

The Company maintains a significant portion of its cash deposits at KeyBank, which are held by the Company's subsidiaries allowing the Company to maximize FDIC insurance coverage. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") under the same ownership category of $250,000. As of March 31, 2019, and as of December 31, 2018, the Company had approximately $1.2 million and $0.5 million, respectively, in excess of the federally-insured limits. As of March 31, 2019, the Company has not experienced any losses on cash deposits.

Restricted Cash

Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums and other amounts required to be escrowed pursuant to loan agreements.

Revenue Recognition

The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since some of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Percentage rents are recorded when earned and certain thresholds have been met.

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is in doubt, the Company records an increase in the Company's allowance for uncollectible accounts or records a direct write-off of the receivable after exhaustive efforts at collection.

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred. During the three months ended March 31, 2019 and 2018, the Company had no advertising costs.

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

Assets Held for Sale

The Company classifies a property as held for sale when all of the criteria set forth in ASC Topic 360: Property, Plant and Equipment ("ASC 360") have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time the Company classifies a property as held for sale, the Company ceases recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of the carrying amount or its estimated fair value less cost to sell.

Purchase Price Allocation

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable. The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

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

Organization, Offering and Related Costs

Certain organization and offering costs were previously incurred by the Advisor. Pursuant to the terms of the Amended and Restated Advisory Agreement, the Company did not reimburse the Advisor for these out of pocket costs and future organization and offering costs it incurred. Such costs included legal, accounting, printing and other offering expenses, including marketing, and direct expenses of the Advisor's employees and employees of the Advisor's affiliates and others.

All direct offering costs incurred and or paid by the Company that are directly attributable to a proposed or actual offering, including sales commissions, if any, were charged against the gross proceeds of the Common Stock Offering and recorded as an offset to additional paid-in-capital. All indirect costs were expensed as incurred.

Stock-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized on the measurement date which is generally the grant date of the award or when the requirements for exercise of the award have been met (See Note G — Stock-Based Compensation).

Share Repurchase Program

On May 29, 2018, the Company's Board of Directors suspended the Share Repurchase Program, other than for hardship repurchases in connection with a shareholder's death or disability.  Repurchase requests made in connection with the death or disability of a stockholder will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company has established an estimated NAV per share, 100% of such amount as determined by the Company's board of directors, subject to any special distributions previously made to the Company's stockholders.

On May 29, 2018, the Company established a NAV equal to $24.61 per common share.

Income Taxes

Commencing with its taxable year ending December 31, 2017, the Company has operated in a manner to qualify as a REIT under Sections 856 to 860 of the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company's REIT taxable income may substantially exceed or be less than the income calculated according to GAAP.  In addition, the Company will be subjected to corporate income tax to the extent that less than 100% of the net taxable income is distributed, including any net capital gain.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of March 31, 2019.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur. Because the Company is a REIT, it will generally not be subject to corporate level federal income taxes on earnings distributed to its stockholders and therefore may not realize any benefit from deferred tax assets arising during 2019 or any prior period in which a valid REIT election was in effect. The Company intends to distribute at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2019 and in all future periods. The Company has placed a full valuation allowance on all of its deferred tax assets, and thus no asset is recorded on the Company's balance sheet.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share considers the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The Company had no outstanding common share equivalents during the three months ended March 31, 2019 and 2018.

There is a potential for dilution from the Company's Series A Convertible Redeemable Preferred Stock which may be converted into the Company's common stock at any time.  As of March 31, 2019, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding.  As of filing date, the Company has not received any requests to convert.

There is a potential for dilution from the Company's Series 1 Convertible Redeemable Preferred Stock which may be converted upon a holder's election into the Company's common stock at any time.  As of March 31, 2019, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding.  As of filing date, the Company has not received any requests to convert.

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

There is also potential for dilution in the event that the Company completes the contemplated redemption of all the outstanding shares of the Series A preferred stock and Series 1 preferred stock and pays the entire redemption price in the form of shares of the Company's common stock, within 30 days after the completion of the listing of the Company's common stock on a national securities exchange in order to comply with the terms of its amended credit agreement.

Reportable Segments

The Company currently operates one reportable segment.

Reclassifications

Related party accounts payable and software assets with the related depreciation have been reclassified in prior year amounts for consistency with the current year presentation. In addition, professional fees have been reclassified from General & Administrative expense to a separate line in prior year amounts for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Note C — Commitments and Contingencies

Environmental Matters

Investments in real property create the potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property may be held strictly liable for all costs and liabilities relating to such hazardous substances. The Company has obtained a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted by independent environmental consultants on each of the properties and, in certain instances, has conducted additional investigation, including a Phase II environmental assessment. Furthermore, the Company has adopted a policy of conducting a Phase I environmental study on each property acquired and any additional investigation as warranted.

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of March 31, 2019, the Company has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with any of the Company's properties.

During the Company's predecessor's due diligence of a property purchased on December 15, 2017 (originally purchased by predecessor on March 31, 2015) and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site's historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company's use of the property as a parking lot. As of March 31, 2019, management has not received the closure letter, however does not anticipate a material adverse effect related to this environmental matter.

As of March 31, 2019, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate and Fixed Assets

As of March 31, 2019, the Company had the following Investments in Real Estate that were consolidated on the Company's balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,845,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,049,000	SP +
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$6,325,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$3,007,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	Premier Parking
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$10,622,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	iPark Services
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	iPark Services
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,476,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	530	0.75	784	$21,115,000	iPark Services
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,608,000	ISOM Management
MVP PF Ft. Lauderdale (5)	Ft. Lauderdale, FL	12/15/2017	Lot	66	0.75	4,017	$3,423,000	Lanier
MVP PF Memphis Court (5)	Memphis, TN	12/15/2017	Lot	37	0.41	N/A	$1,008,000	Premium Parking
MVP PF Memphis Poplar (5)	Memphis, TN	12/15/2017	Lot	125	0.86	N/A	$3,735,000	Premium Parking
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	179	1.22	N/A	$5,145,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,185,000	SP +
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	SP +
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,391,000	iPark Services
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	100	0.95	N/A	$5,083,000	TNSH, LLC
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$545,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$686,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	ABM
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	201	2.48	N/A	$4,012,000	SP +
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$9,838,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	SP +
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM
MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$21,000,000	SP +
Construction in progress							$1,433,000
Total Investment in real estate							$313,375,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are held by MVP Wildwood NJ Lot, LLC, wholly owned by the Company.
(4)	MVP Preferred Parking, LLC holds a Garage and a Parking Lot.
(5)
These properties entered into new operating agreements during the three months ended March 31, 2019. For additional information see Rental Revenue, Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.

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

Prior to the Internalization, the Advisor had the option to request reimbursement of certain payroll expenses for salaries and benefits paid to non-executive officers. As of March 31, 2019, the Advisor was due approximately $0.6 million in reimbursable expenses, the balance of which has been paid as of the date of this filing.

Ownership of Company Stock

As of March 31, 2019, the Sponsor owned 9,107 shares, VRM II owned 364,960 shares and VRM I owned 136,834 shares of the Company's outstanding common stock. During the three months ended March 31, 2018, VRM II received approximately $33,000 in distributions in accordance with the Company's distribution reinvestment program ("DRIP"). During the three months ended March 31, 2018, VRM I received approximately $14,000 in both cash and DRIP distributions. No DRIP distributions were received by either entity during the three months ended March 31, 2019 due to the suspension of the DRIP program.

Ownership of the Advisor

VRM I and VRM II own 40% and 60%, respectively, of the Advisor. Neither VRM I nor VRM II paid any up-front consideration for these ownership interests, but each agreed to be responsible for its proportionate share of future expenses of the Advisor.

Fees Paid in Connection with the Operations of the Company

Prior to the Internalization (as defined below), the Advisor or its affiliates received an asset management fee at a rate equal to 1.1% of the cost of all assets held by the Company, or the Company's proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. Pursuant to the Amended and Restated Advisory Agreement, the asset management fee could not exceed $2 million per annum until the earlier of such time, if ever, that (i) the Company holds assets with an appraised value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO equal to or greater than $0.3125 per share of common stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of common stock) for two consecutive quarters, on a fully diluted basis. All amounts of the asset management fee in excess of $2 million per annum, plus interest thereon at a rate of 3.5% per annum, would be due and payable by the Company no later than ninety (90) days after the condition for payment is satisfied. As of March 31, 2019 and 2018, asset management fees of approximately $0.9 and $0.8 million, respectively, had been earned by the Advisor. From and after May 29, 2018 (or the Valuation Date), the asset management fee was to be calculated based on the lower of the value of the Company's assets and their historical cost.

The Company was to reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company's operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which the Company made its first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company's independent directors. The Company was not to reimburse the Advisor for personnel costs in connection with services for which the Advisor received a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company's executive officers. In addition, the Company was not to reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items. During the three months ended March 31, 2019, approximately $1.4 million in operating expenses were incurred by the Advisor, on behalf of the Company, reimbursable to the Advisor of which approximately $0.9 million had been reimbursed.

On April 1, 2019, the Company completed the internalization of its management function (See Note O – Subsequent Events).

Note F — Economic Dependency

Prior to the Internalization, under various agreements, the Company engaged the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition services, the sale of shares of the Company's securities available for issuance, as well as other administrative responsibilities for the Company, including accounting services and investor relations. In addition, the Sponsor paid selling commissions in connection with the sale of the Company's shares in the Common Stock Offering and the Advisor paid the Company's organization and offering expenses.

As a result of these relationships, prior to the Internalization, the Company was dependent upon the Advisor and its affiliates.

Note G — Stock-Based Compensation

Long-Term Incentive Plan

The Company's board of directors has adopted a long-term incentive plan (the "2015 LTIP") which the Company may use to attract and retain qualified directors, officers, employees and consultants. The Company's 2015 LTIP will offer these individuals an opportunity to participate in the Company's growth through awards in the form of, or based on, the Company's common stock. The Company currently anticipates that it will not issue awards under the Company's long-term incentive plan, although it may do so in the future, including possible equity grants to the Company's independent directors as a form of compensation.

The 2015 LTIP authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company's affiliates and subsidiaries selected by the board of directors for participation in the Company's 2015 LTIP. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10% of the outstanding shares of the Company's common stock on the date of grant of any such stock options. Stock options may not have an exercise price that is less than the fair market value of a share of the Company's common stock on the date of grant.

The Company's board of directors or the compensation committee thereof will administer the 2015 LTIP, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the 2015 LTIP if the grant or vesting of the awards would jeopardize the Company's status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under its charter. Unless otherwise determined by the Company's board of directors, no award granted under the 2015 LTIP will be transferable except through the laws of descent and distribution.

The Company has authorized and reserved an aggregate maximum number of 500,000 common shares for issuance under the 2015 LTIP. In the event of a transaction between the Company and its stockholders that causes the per-share value of the Company's common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the 2015 LTIP will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under 2015 LTIP will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

The Company's board of directors or the compensation committee may in its sole discretion at any time determine that all or a portion of a participant's awards will become fully vested. The board or the compensation committee may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company's board of directors or the compensation committee may terminate the 2015 LTIP at any time. The expiration or other termination of the 2015 LTIP will not, without the participant's consent, have an adverse impact on any award that is outstanding at the time the 2015 LTIP expires or is terminated. The board of directors or the compensation committee may amend the 2015 LTIP at any time, but no amendment will adversely affect any award without the participant's consent and no amendment to the 2015 LTIP will be effective without the approval of the Company's stockholders if such approval is required by any law, regulation or rule applicable to the 2015 LTIP. During the three months ended March 31, 2019 and the year ended December 31, 2018, no grants were made under the 2015 LTIP.

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

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. The Company has determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases in the future however the Company was not a lessee on any lease agreements at March 31, 2019. The Company adopted ASU 2016-02 in the first quarter of 2019 and such adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of ASU 2017-12 is to expand hedge accounting for both financial (interest rate) and commodity risks and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company adopted ASU 2017-12 in the first quarter of 2018 and such adoption did not have a material impact on the Company's condensed consolidated financial statements.

Note I — Assets held for sale

Effective April 17, 2019, the Company entered into a purchase sales agreement with an unrelated third party to sell MVP San Jose 88 Garage, which is wholly owned by the Company, for $7.8 million and is listed as held for sale. This property was originally acquired by the Company on June 15, 2016, with the purchase of a multi-level parking garage located in San Jose, California.

The following is summary of net assets held for sale as of March 31, 2019:

March 31, 2019
Assets:
Current assets	$22,000
Property and equipment, net of accumulated depreciation	3,632,000
Total assets	$3,654,000
Liabilities:
Accounts payable and accrued liabilities	$226,000
Notes payable, net of unamortized loan fees of $1,000	2,499,000
Total liabilities	2,725,000
Net assets held for sale	$929,000

The following is a summary of the results of operations related to the assets held for sale for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Revenue	$113,000	$136,000
Expenses	(134,000)	(103,000)
Income/(Loss) from assets held for sale, net of income taxes	$(21,000)	$33,000

Note J — Notes Payable

As of March 31, 2019, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 3/31/2019	Lender	Term	Interest Rate	Loan Maturity
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5 Year	5.38%	3/6/2024
MVP St Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5 Year	5.38%	3/6/2024
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$2,550,000	Multiple	1 Year	7.50%	10/29/2019
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	10/29/2019
MVP San Jose 88 Garage, LLC	$1,645,000	Interest Only	$2,500,000	Multiple	1 Year	7.50%	6/3/2019
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$7,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$5,300,000	LoanCore	2 Year	Variable	12/9/2020
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$13,500,000	LoanCore	2 Year	Variable	12/9/2020
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,700,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$7,200,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,400,000	LoanCore	2 Year	Variable	12/9/2020
Mabley Place Garage, LLC	$9,000,000	$44,000	$8,318,000	Barclays	10 year	4.25%	12/6/2024
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,333,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250,000	$29,000	$4,896,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400,000	$23,000	$4,112,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
West 9th Properties II, LLC	$5,300,000	$30,000	$5,007,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150,000	$73,000	$12,449,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$30,197,000	Bank of America	10 year	5.52%	2/1/2027
MVP St Louis Washington, LLC (1)	$1,380,000	Interest Only	$1,380,000	KeyBank	10 year *	4.90%	5/1/2027
St Paul Holiday Garage, LLC (1)	$4,132,000	Interest Only	$4,132,000	KeyBank	10 year *	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	Interest Only	$3,999,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	Interest Only	$286,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	Interest Only	$2,142,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	Interest Only	$762,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Less unamortized loan issuance costs			($2,474,000)
			$157,168,000

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

(4)
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

 * 2 Year Interest Only
** 10 Year Interest Only

The following table shows notes payable that had been paid in full during the three months ended March 31, 2019.

Property	Original Debt Amount	Monthly Payment	Balance as of 3/31/2019	Lender	Term	Interest Rate	Loan Maturity
MVP PF Ft. Lauderdale 2013, LLC (1)	$4,300,000	$25,000	--	Key Bank	5 Year	4.94%	2/1/2019
The Parking REIT D&O Insurance	$390,000	$28,000	--	First Insurance Funding	1 Year	3.70%	4/3/2019

(1)	Secured by four properties, including (i) MVP PF Ft. Lauderdale 2013, LLC, (ii) MVP PF Memphis Court 2013, LLC, (iii) MVP PF Memphis Poplar 2013, LLC and (iv) MVP PF St. Louis 2013, LLC

Total interest expense incurred for the three months ended March 31, 2019 and 2018, was approximately $2.1 million and $1.8 million, respectively. Total loan amortization cost for the three months ended March 31, 2019 and 2018, was approximately $0.2 million and $0.1 million, respectively.

As of March 31, 2019, future principal payments on the note's payable are as follows:

2019	$7,429,000
2020	41,454,000
2021	2,781,000
2022	3,266,000
2023	3,571,000
Thereafter	101,141,000
Less unamortized loan issuance costs	(2,474,000)
Total	$157,168,000

Note K — Fair Value

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

Note L – Investment In DST

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

Concurrently with the acquisition of the Property, MVP St. Louis obtained a first mortgage loan from Cantor Commercial Real Estate Lending, L.P ("St. Louis Lender"), in the principal amount of $6,000,000, with a 10-year, interest-only term at a fixed interest rate of 5.25% per annum, resulting in an annual debt service payment of $315,000 (the "St. Louis Loan"). MVP St. Louis used the Company's investment to fund a portion of the purchase price for the Property. The remaining equity portion was funded through short-term investments by VRM II, an affiliate of the Advisor, pending the private placements of additional beneficial interest in MVP St. Louis exempt from registration under the Securities Act. VRM II and Michael V. Shustek, the Company's Chairman and Chief Executive Officer, provided non-recourse carveout guaranties of the loan and environmental indemnities of St. Louis Lender.

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the "St. Louis Master Lease"), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of MVP Realty, as tenant, (the "St. Louis Master Tenant"). St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC. The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold. The Company will be entitled to its proportionate share of the rent payments based on its ownership interest. Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses. Investment income earned was distributed to the Company for the three months ended March 31, 2019 and 2018 and totaled approximately $70,000 and $52,000, respectively for each period.

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

As a VIE, the DST is governed in a manner similar to a limited partnership (i.e., there are trustees and there is no board) and the Company, as a beneficial owner, lacks the power through voting rights or otherwise to direct the activities of the DST that most significantly impact the entity's economic performance. Specifically, the beneficial interest owners do not have the rights set forth in ASC 810-10-15-14(b)(1)(ii) – the beneficial owners can only remove the trustees if the trustees have engaged in fraud or gross negligence with respect to the trust and the beneficial owners have no substantive participating rights over the trustees.

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

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	March 31, 2019	December 31, 2018
	(Unaudited)	(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000	$11,512,000
Cash	30,000	32,000
Cash – restricted	17,000	15,000
Accounts receivable	--	141,000
Prepaid expenses	6,000	8,000
Total assets	$11,565,000	$11,708,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $53,000 as of the three months ended March 31, 2019 and $62,000 as of the year ended December 31, 2018.	$5,948,000	$5,945,000
Accounts payable and accrued liabilities	62,000	63,000
Due to related party	45,000	181,000
Total liabilities	6,055,000	6,189,000
Equity
Member's equity	6,129,000	6,129,000
Offering costs	(574,000)	(574,000)
Accumulated earnings	700,000	606,000
Distributions to members	(745,000)	(642,000)
Total equity	5,510,000	5,519,000
Total liabilities and equity	$11,565,000	$11,708,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Revenue	$182,000	$182,000
Expenses	(89,000)	(84,000)
Net income	$93,000	$98,000

Note M —Preferred Stock and Warrants

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

The holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. Since a Listing Event, as defined in the charter, did not occur by March 31, 2018, the cash dividend rate has been increased to 7.50%, until a Listing Event at which time, the annual dividend rate will be reduced to 5.75% of the Stated Value. Based on the number of Series A shares outstanding at March 31, 2019, the increased dividend rate will cost the Company approximately $13,000 more per quarter in Series A dividends.

Subject to the Company's redemption rights as described below, each Series A share will be convertible into shares of the Company's common stock, at the election of the holder thereof by written notice to the Company (each, a "Series A Conversion Notice") containing the information required by the charter, at any time. Each Series A share will convert into a number of shares of the Company's common stock determined by dividing (i) the sum of (A) 100% of the Stated Value, initially $1,000, plus (B) any accrued but unpaid dividends to, but not including, the date of conversion, by (ii) the conversion price for each share of the Company's common stock (the "Series A Conversion Price") determined as follows:

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

•	If a Series A Conversion Notice with respect to any Series A share is received the Series A Conversion Price will be equal to 100% of the Company's net asset value per share.

As of filing date, the Company has not received any requests to convert.

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

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 31, 2019, there were detachable warrants that may be exercised for 84,510 shares of the Company's common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at March 31, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company's board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company's common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company's board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value. Based on the number of Series 1 shares outstanding at March 31, 2019, the increased dividend rate cost the Company approximately $150,000 more per quarter in Series 1 dividends.

Subject to the Company's redemption rights as described below, each Series 1 share will be convertible into shares of the Company's common stock, at the election of the holder thereof by written notice to the Company (each, a "Series 1 Conversion Notice") containing the information required by the charter, at any time. Each Series 1 share will convert into a number of shares of the Company's common stock determined by dividing (i) the sum of (A) 100% of the Stated Value, initially $1,000, plus (B) any accrued but unpaid dividends to, but not including, the date of conversion, by (ii) the conversion price for each share of the Company's common stock (the "Series 1 Conversion Price") determined as follows:

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

•	If a Series 1 Conversion Notice is received the Series 1 Conversion Price for such Share will be equal to 100% of the Company's net asset value per share, or NAV per share.

As of filing date, the Company has not received any requests to convert.

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 31, 2019, there were detachable warrants that may be exercised for 1,382,675 shares of the Company's common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at March 31, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

Note N — Legal

On March 12, 2019, a stockholder filed a purported class action complaint in the United States District Court for the District of Nevada, against the Company and certain of its current and former officers and directors.  The complaint purports to assert class action claims on behalf of all public shareholders of the Company and MVP I between August 11, 2017 and December 15, 2017 in connection with the proxy statements filed with the SEC to obtain shareholder approval for the merger of the Company and MVP I (the "proxy statements").  The complaint alleges, among other things, that the proxy statements failed to disclose that two major reasons for the merger and certain charter amendments implemented in connection therewith were (i) to facilitate the execution of an amended advisory agreement that allegedly is designed to benefit Mr. Shustek financially in the event of an internalization and (ii) to give Mr. Shustek the ability to cause the Company to internalize based on terms set forth in the amended advisory agreement.

The complaint alleges, among other things, (i) that all defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, by disseminating proxy statements that allegedly contain false and misleading statements or omit to state material facts; (ii) that the director defendants violated Section 20(a) of the Exchange Act; (iii) that the director defendants breached their fiduciary duties to the members of the class and to the Company; and (iv) that the internalization transaction will unjustly enrich certain directors and officers of the Company.

The complaint seeks, among other things, unspecified damages; an order enjoining the Company's listing on Nasdaq; declaratory relief; and the payment of reasonable attorneys' fees, accountants' and experts' fees, costs and expenses.

The litigation is at a preliminary stage. The Company and the Board of Directors have reviewed the allegations in the complaint and believe the claims asserted against them in the complaint are without merit and intend to vigorously defend this action.

Note O — Subsequent Events

Internalization

On March 29, 2019, the Company and the Advisor entered into definitive agreements to internalize the Company's management function effective April 1, 2019 (the "Internalization").  Since their formation, under the supervision of the board of directors (the "Board of Directors"), the Advisor has been responsible for managing the operations of the Company and MVP I, which merged with a wholly-owned indirect subsidiary of the Company in December 2017.  As part of the Internalization, among other things, the Company agreed with the Advisor to (i) acquire and assume substantially all of the Advisor's assets and liabilities; (ii) terminate the Second Amended and Restated Advisory Agreement, dated as of May 26, 2017 and, for the avoidance of doubt, the Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, which by its terms would have become effective only upon a listing of the Company's common stock on a national securities exchange (collectively, the "Management Agreements"), each entered into among the Company, the Advisor and MVP REIT II Operating Partnership, LP (the "Operating Partnership"); (iii) extend employment to the executives and other employees of the Advisor; (iv) arrange for the Advisor to continue to provide certain services with respect to outstanding indebtedness of the Company and its subsidiaries; and (v) lease the employees of the Advisor for a limited period of time prior to the time that such employees become employed by the Company.  As part of those same agreements, the Company agreed to issue to the Advisor over a period of more than two and a half years, 1,600,000 shares of the Company's common stock as consideration under the terms of the Contribution Agreement.  The Consideration is issuable in four equal installments.  The first installment of 400,000 shares of Common Stock was issued on the Effective Date.  The remaining installments will be issued on December 31, 2019, 2020 and 2021 (or if December 31st is not a business day, the last business day of such year).  The Internalization became effective as of April 1, 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company's financial condition and results of operations for the three months ended March 31, 2019 and 2018.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2018. As used herein, the terms "we," "our" and "us" refer to The Parking REIT, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which the Company refers to as the "operating limited partnership," and to their subsidiaries.

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

The forward-looking statements included herein are based upon the Company's current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

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

•	competitive factors that may limit the Company's ability to make investments or attract and retain tenants;
•	the Company's ability to generate sufficient cash flows to pay distributions to the Company's stockholders;
•	the Company's failure to maintain status as a REIT;
•	the Company's ability to successfully integrate pending transactions and implement an operating strategy;
•	the Company's ability to list shares of common stock on a national securities exchange or complete another liquidity event;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
•	changes in interest rates;
•	changes to generally accepted accounting principles, or GAAP; and
•	potential adverse impacts from changes to the U.S. tax laws.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward – looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward – looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

This report may include market data and forecasts with respect to the REIT industry. Although the Company is responsible for all of the disclosure contained in this report, in some cases the Company relies on and refers to market data and certain industry forecasts that were obtained from third party surveys, market research, consultant surveys, publicly available information and industry publications and surveys that are believed to be reliable.

Overview

Commencing with its taxable year ending December 31, 2017, the Company has operated in a manner to qualify as a REIT. The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in parking properties that contain other sources of rental income, potentially including office, retail, storage, residential, billboard or cell towers. As of March 31, 2019, the Company held 42 properties in various cities, all of which are parking facilities. See note C – Commitments and Contingencies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

The Company was incorporated in Maryland on May 4, 2015 and is the sole member of the Operating Partnership. The Company owns substantially all of its assets and conduct its operations through the Operating Partnership. On May 26, 2017, the Company, MVP I, MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("Merger Sub"), and the Advisor entered into an agreement and plan of merger (the "Merger Agreement"), pursuant to which MVP I would merge with and into Merger Sub (the "Merger"). On December 15, 2017, the Merger was consummated. Following the Merger, the Company contributed 100% of its equity interests in Merger Sub to the Operating Partnership.

The Company was externally managed by MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the "Advisor"), a Nevada limited liability company prior to the management Internalization that became effective on April 1, 2019. The Advisor was responsible for managing the Company's affairs on a day-to-day basis and for identifying and making investments on the Company's behalf pursuant to the restated advisory agreement among the Company, the Operating Partnership and the Advisor. As a result of the management Internalization, the Company will no longer incur an asset management fee equal to 1.1% of the cost of all assets held by the Company, effective April 1, 2019.  See Note A — Organization and Business Operations and Note O – Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

The Company elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2017.

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

The foregoing criteria are guidelines, and Management and the Company's board of directors may vary from these guidelines to acquire properties which they believe represent value opportunities.

Management Internalization

On March 29, 2019, the Company and the Advisor entered into definitive agreements to internalize the Company's management function effective April 1, 2019 (the "Internalization"). Since their formation, under the supervision of the board of directors (the "Board of Directors"), the Advisor has been responsible for managing the operations of the Company and MVP I, which merged with a wholly-owned indirect subsidiary of the Company in December 2017.  As part of the Internalization, among other things, the Company agreed with the Advisor to (i) acquire and assume substantially all of the Advisor's assets and liabilities; (ii) terminate the Second Amended and Restated Advisory Agreement, dated as of May 26, 2017 and, for the avoidance of doubt, the Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, which by its terms would have become effective only upon a listing of the Company's common stock on a national securities exchange (collectively, the "Management Agreements"), each entered into among the Company, the Advisor and MVP REIT II Operating Partnership, LP (the "Operating Partnership"); (iii) extend employment to the executives and other employees of the Advisor; (iv) arrange for the Advisor to continue to provide certain services with respect to outstanding indebtedness of the Company and its subsidiaries; and (v) lease the employees of the Advisor for a limited period of time prior to the time that such employees become employed by the Company.

The following table reflects the impact of the first installment of the Internalization Consideration issued on April 1, 2019:

		Internalization	Post Internalization
	Shares outstanding	Consideration in	shares outstanding
	March 31, 2019	shares	April 1, 2019
Common Stock	6,540,364	400,000	6,940,364

Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenues
Base rent income	$5,054,000	$4,716,000	$338,000	7%
Percentage rent income	301,000	375,000	(74,000)	(20%	)
Total revenues	$5,355,000	$5,091,000	$264,000	5%

Rental revenue

Approximately $0.3 million of the increase in rental revenues is attributable to the acquisition of a property in June 2018 and full quarter of revenue on an additional 2018 purchase.  Additionally, decreases due to properties sold in 2018 of approximately $0.1 million were offset by more favorable terms agreed upon for certain leases within the portfolio, which were renewed during Q4 2018 and Q1 2019 and other revenues of approximately $0.1 million.

On December 5, 2018 the operating lease of MVP PF St. Louis 2013, LLC ("MVP St. Louis") by SP+ expired. Upon the expiration of the operating lease, MVP St. Louis entered into a new modified triple net ("Mod NNN") operating lease with SP+. The term of the lease is 5 years with the option of one five-year extension. SP+ will pay annual rent of $450,000. In addition, the lease provides percentage rent with MVP St. Louis receiving 70% of gross receipts over $650,000 per lease year. The tenant is responsible for paying property taxes up to $60,000.

On January 31, 2019 the operating lease of MVP PF Ft. Lauderdale 2013, LLC ("MVP Ft. Lauderdale") by SP+ expired. Upon the expiration of the operating lease, MVP Ft. Lauderdale entered into a new double net ("NN") operating lease with Lanier Parking Solutions ("Lanier"). The term of the lease is 5 years. Lanier will pay annual rent of $70,000. In addition, the lease provides percentage rent with MVP Ft. Lauderdale receiving 70% of gross receipts over $140,000 per lease year.

On February 28, 2019 the operating lease of MVP PF Memphis Court 2013, LLC ("MVP Memphis Court") by SP+ was cancelled. Upon the cancellation of the operating lease, MVP Memphis Court entered into a triple net ("NNN") lease agreement with Premium Parking of Memphis, LLC ("Premium Parking"). The term of the lease will be for 5 years. Premium Parking will pay annual rent of $3,000. In addition, the lease provides percentage rent with MVP Memphis Court receiving 60% of gross receipts over $3,000 per lease year. Should monthly gross receipts exceed $4,500 for six consecutive months during the term, monthly rent shall adjust for the remainder of the term to $2,500 ("Adjusted Minimum Monthly Rent"), plus percentage rent of 65% of gross receipts in excess of the Adjusted Minimum Monthly Rent.

On February 28, 2019 the operating lease of MVP PF Memphis Poplar 2013, LLC ("MVP Memphis Poplar") by Best Park, Inc. expired. Upon the expiration of the operating lease MVP Memphis Poplar entered into a Mod NNN lease agreement with Premium Parking of Memphis, LLC ("Premium Parking"). The term of the lease is 5 years. Premium Parking will pay annual rent of $320,000. In addition, the lease provides percentage rent with MVP Memphis Poplar receiving 65% of gross receipts over $390,000 per lease year. The tenant is responsible for paying property taxes up to $40,000.

For additional information see Note D – Investments in Real Estate, Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

During the three months ended March 31, 2019 and 2018 the Company received percentage rent on the following properties:

	For the Three Months Ended March 31
	2019	2018	$ Change	% Change
Percentage rent income
MVP Ft Worth Taylor (a)	8,000	22,000	(14,000)	(64%	)
MVP St Louis Convention (b)	--	47,000	(47,000)	(100%	)
MVP St Louis Lucas (b)	--	9,000	(9,000)	(100%	)
MVP Milwaukee Arena (c)	30,000	25,000	5,000	20%
MVP Denver 1935 Sherman (d)	9,000	6,000	3,000	50%
MVP San Jose 88 Garage (e)	--	24,000	(24,000)	(100%	)
MVP Detroit Center Garage (f)	216,000	242,000	(26,000)	(11%	)
MVP New Orleans Rampart (g)	38,000	--	38,000	100%
Total revenues	$301,000	$375,000	$(74,000)	(20%	)

a)	Timing of tenant's collections.
b)	Property sold during June 2018.
c)	The new Fiserv Forum Arena became fully operational in late August 2018, which had a positive impact on operations, a trend expected to continue.
d)	Increased volume in area due to additional multi-tenant apartment complex and decrease in competing surface lots.
e)	Due to construction on the property the new revenue control system experienced some technical difficulties which have been repaired and are not anticipated to impede percentage rent in the future.
f)	Heavy snow in the first quarter had impact on transient parking.
g)	Initial lease year reporting percentage rent.

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Operating expenses
Property taxes	$793,000	$636,000	$157,000	25%
Property operating expense	379,000	308,000	71,000	23%
Asset management expense – related party	854,000	832,000	22,000	3%
General and administrative	850,000	1,107,000	(257,000)	(23%	)
Professional fees	666,000	1,921,000	(1,255,000)	(65%	)
Acquisition expenses	4,000	217,000	(213,000)	(98%	)
Depreciation and amortization expenses	1,308,000	1,194,000	114,000	10%
Total operating expenses	4,854,000	6,215,000	(1,361,000)	(22%	)
Income (loss) from operations	$501,000	$(1,124,000)	$1,625,000	145%

To the extent that the Company continues to acquire new properties, the Company expects to see operations and maintenance and depreciation expenses increase.

Property taxes

The increase in property taxes in 2019 compared to 2018 is attributable primarily to the increase of assessed property values or increased tax rates which resulted in an increase in property tax expense in certain municipalities and the acquisition of a property in June 2018.

Property operating expense

The increase in property operating expense in 2019 compared to 2018 is attributable primarily to additional properties in the three months ended March 31, 2019 compared to same period in 2018.

Asset management expense – related party

Increase in asset management fee is due to additional assets owned during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  Additionally, due to the Internalization, the Company will no longer incur an asset management expense beginning April 1, 2019.

See Note O — Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various subsequent events.

General and administrative and Professional fees

A significant portion of the decrease in general and administrative expenses of approximately $0.3 million and professional fees of approximately $1.3 million was attributable to the legal and accounting fees of approximately $0.8 million relating to an internal investigation conducted by the Audit Committee during 2018, see Form 8-K filed by the Company dated April 29, 2018. The Company also incurred professional fees of approximately $0.8 million relating to the Internalization of the Company's management and potential listing of the Company's common stock on the Nasdaq Global Market during the three months ended March 31, 2019.

Acquisition expenses

Acquisition expenses related to purchased properties are capitalized with the investment in real estate. Acquisition expenses incurred during the three months ended March 31, 2019 and 2018 relate solely to dead deals.  The decrease in cost from the three months ended March 31, 2018 to the same period in 2019 of approximately $0.2 million is a result of reduced acquisition activity.

Depreciation and amortization expenses

The increase is due to the properties acquired during the remaining portion of 2018 and assets placed in service due to construction projects or general improvements on properties already held.

	For the Three Months Ended March 31
	2019	2018	$ Change	% Change
Other income (expense)
Interest expense	$(2,356,000)	$(1,948,000)	$(408,000)	(21%	)
Other income	31,000	--	31,000	100%
Income from DST	70,000	52,000	18,000	35%
Total other expense	$(2,255,000)	$(1,896,000)	$(359,000)	(19%	)

Interest expense

The Company's total debt (long-term debt) was approximately $160 million as of March 31, 2019 compared to approximately $149 million (letter of credit and long-term debt) as of March 31, 2018. The increase in interest expense of approximately $0.4 million for the three months ended March 31, 2019, as compared to the same period in 2018, is attributable to the Company's increased use of debt on properties.

To maximize the use of cash, the Company will continue to look for opportunities to utilize debt financing in future acquisitions, including use of long-term debt. The interest expense will vary based on the amount of the Company's borrowings and current interest rates at the time of financing. The Company will seek to secure appropriate leverage with the lowest interest rate available. The terms of the loans will vary depending on the quality of the applicable property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking leases. There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all.

Interest expense recorded for the three months ended March 31, 2019 includes amortization of loan issuance costs. Total amortization of loan issuance cost for the three months ended March 31, 2019 and 2018 was approximately $0.2 million and $0.1 million, respectively.

For additional information see Note J – Notes Payable in Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

Other income

Upon completion of a project to replace and improve the lighting of the property located in Hawaii, the Company received a rebate of approximately $31,000 from Hawaii Energy.

Income from DST

During the three months ended March 31, 2019, the Company recorded a one-time accrual of $18,000 for income from DST.

Rental Income and Property Gross Revenues

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

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

Management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, the Company believes that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases.

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

•
Acquisition-related costs. The Company was organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to the Company's stockholders. In the process, with respect to periods prior to the Internalization, the Company incurred non-reimbursable affiliated and non-affiliated acquisition-related costs, which, in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been funded with cash proceeds from the Common Stock and Preferred Offerings or included as a component of the amount borrowed to acquire such real estate. If the Company acquires a property after all offering proceeds from the Common Stock and Preferred Offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of the Company's portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments' revenues and expenses. Acquisition-related costs may negatively affect the Company's operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of the Company's operating performance during periods in which acquisitions are made. However, it can provide an indication of the Company's on-going ability to generate cash flow from operations and continue as a going concern after the Company ceases to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to the Company. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

For all of these reasons, the Company believes the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of the Company's real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of the Company's cash available to fund distributions since other uses of cash, such as capital expenditures at the Company's properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as the Company's prior Common Stock Offering where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if the Company does not continue to operate under the Company's current business plan as noted above. MFFO is useful in assisting management and investors in assessing the Company's ongoing ability to generate cash flow from operations and continue as a going concern in future operating periods, and, now that the Common Stock Offering and acquisition stages are complete and NAV is disclosed. However, MFFO is not a useful measure in evaluating NAV because impairments are considered in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as a more prominent measure of performance than income (loss) from operations, net income (loss) or cash flows from operating activities and each should be reviewed in connection with GAAP measurements.

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

The Company's calculation of FFO and MFFO attributable to common shareholders is presented in the following table for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Net loss attributable to The Parking REIT, Inc. common shareholders	$(2,503,000)	$(3,588,000)
Add (Subtract):
Depreciation and amortization expenses of real estate assets	1,308,000	1,194,000
FFO	$(1,195,000)	$(2,394,000)
Add:
Acquisition fees and expenses to non-affiliates	4,000	217,000
Change in Deferred Rental Assets	38,000	57,000
MFFO attributable to The Parking REIT, Inc. shareholders	$(1,153,000)	$(2,120,000)
Distributions paid to Common Shareholders	$--	$817,000

Liquidity and Capital Resources

The Company commenced operations on December 30, 2015.

The Company's principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, capital expenditures, principal and interest on the Company's outstanding indebtedness and the payment of distributions to the Company's stockholders. Over time, the Company intends to generally fund its operating expenses from its cash flow from operations. The cash required for acquisitions and investments in real estate is funded primarily from the sale of shares of the Company's common stock and preferred stock, including those shares offered for sale through the Company's distribution reinvestment plan, dispositions of properties in the Company's portfolio and through third party financing and the assumption of debt on acquired properties.

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

As of March 31, 2019, the Company's debt consisted of approximately $120.1 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs.

The Company may seek to raise additional funds through equity financings, as well as through additional debt financing.

Sources and Uses of Cash

The following table summarizes the Company's cash flows for the three months ended March 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(1,272,000)	$(1,015,000)
Net cash used in investing activities	(194,000)	(12,205,000)
Net cash provided by financing activities	417,000	8,269,000

Comparison of the three months ended March 31, 2019, to the three months ended March 31, 2018

The Company's cash and cash equivalents and restricted cash were approximately $8.4 million as of March 31, 2019, which was a decrease of approximately $3.4 million from the balance at March 31, 2018.

Cash flows from operating activities

Net cash used in operating activities for the three months ended March 31, 2019 was approximately $1.3 million, compared to approximately $1.0 million for the same period in 2018. The increase in cash used was primarily due to an increase in cash used of approximately $2.6 million to pay down accounts payable and accrued liabilities partially offset by a decrease in net loss and adjustments to reconcile net loss to cash of approximately $1.5 million and a decrease in cash used for other assets and prepaid expenses of approximately $0.8 million.

Cash flows from investing activities

Net cash used in investing activities for the three months ended March 31, 2019 was approximately $0.2 million, compared to approximately $12.0 million of net cash used, to acquire investments, for the same period in 2018. The reduction in cash used was due primarily to the fact that no investments were acquired during the three months ended March 31, 2019.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2019 was approximately $0.4 million compared to approximately $8.3 million during the same period in 2018. The reduction in cash provided by financing activities was primarily due to the fact that no preferred stock or other equity was issued during the three months ended March 31, 2019 compared to approximately $9.1 million of preferred stock issued during the same period in 2018. This was partially offset by an increase in net proceeds from long term debt of approximately $0.8 million and a decrease of approximately $0.5 million in stock redemptions and distributions paid to shareholders during the three months ended March 31, 2019 compared to the same period in 2018.

Company Indebtedness

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

The loan with Bank of America for the MVP Detroit garage requires the Company to maintain $2.3 million in liquidity at all times, which is defined as unencumbered cash and cash equivalents. As of the date of this filing, the Company was in compliance with this lender requirement. The failure of Mr. Shustek and the Advisor to continue to provide a guarantee of the Company's secured mortgage debt of approximately $54.5 million and $70.5 million, respectively, for the three months ended March 31, 2019 and 2018, continues to be an event of default. For additional information regarding the Company's indebtedness, please see Note J – Notes Payable in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

The Company will experience a relative decrease in liquidity as proceeds from its debt or equity financings are used to acquire and operate assets and may experience a temporary, relative increase in liquidity if and when investments are sold, to the extent such sales generate proceeds that are available for additional investments. Management may, but is not required to, establish working capital reserves from proceeds from any common or preferred stock offering or cash flow generated by the Company's investments or out of proceeds from the sale of investments. The Company anticipates establishing a general working capital reserve in the future but is not required to as previously mentioned; however, the Company may establish capital reserves with respect to particular investments. The Company also may, but is not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. The Company's lenders also may require working capital reserves.

To the extent that the working capital reserve is insufficient to satisfy the Company's cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to certain exceptions and limitations, the Company may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unencumbered property or reinvest the proceeds of financing or refinancing in additional properties.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the Advisor and its affiliates in connection with the Company's organization operations for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018
Asset Management Fees	854,000	832,000
Total	$854,000	$832,000

Distributions and Stock Dividends

On March 22, 2018 the Company suspended payment of distributions.  In the future, the Company intends to make cash and stock distributions to its common stockholders and cash distributions to its Series A preferred stockholders and Series 1 preferred stockholders, typically on a monthly basis.  The actual amount and timing of distributions, if any, will be determined by the Company's board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, the Company's distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for federal income tax purposes, the Company must make distributions equal to at least 90% of its REIT taxable income each year (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). In addition, the Company will be subject to corporate income tax to the extent the Company distributes less than 100% of the net taxable income including any net capital gain.

The Company may not generate sufficient cash flow from operations to fully fund distributions. All or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, borrowings, or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, (rather than a return on capital). If the Company pays distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted. The level of distributions will be determined by the board of directors and depend on several factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the board of directors.

Common Stock

From inception through March 31, 2019, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,826 shares of its common stock in distributions to the Company's stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

The Company's total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company's DRIP are detailed below.

To date, all distributions were paid from offering proceeds and therefore may represent a return of capital.

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$--	$--	$--	$(1,272,000)
Total 2019	$--	$--	$--	$(1,272,000)

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2018	$806,000	$418,000	$1,224,000	$(1,015,000)
2nd Quarter, 2018	--	--	--	(506,000)
3rd Quarter, 2018	--	--	--	663,000
4th Quarter, 2018	--	--	--	(813,000)
Total 2018	$806,000	$418,000	$1,224,000	$(1,671,000)

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

The offering price was $1,000 per share. In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of May 14, 2019, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note M — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From initial issuance through March 31, 2019, the Company had declared distributions of approximately $400,000 of which approximately $382,000 had been paid to Series A stockholders.

	Total Series A Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$54,000	$(1,272,000)
Total 2019	$54,000	$(1,272,000)

	Total Series A Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2018	$41,000	$(1,015,000)
2nd Quarter, 2018	51,000	(506,000)
3rd Quarter, 2018	54,000	663,000
4th Quarter, 2018	54,000	(813,000)
Total 2018	$200,000	$(1,671,000)

Preferred Series 1 Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share. On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company's common stock, to accredited investors. On January 31, 2018, the Company closed this offering. As of May 14, 2019, the Company had raised approximately $36.5 million, net of offering costs, in the Series 1 private placements and had 39,811 shares of Series 1 issued and outstanding.

The offering price is $1,000 per share. In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of May 14, 2019, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note M — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From issuance date through March 31, 2019, the Company had declared distributions of approximately $3.8 million of which approximately $3.6 million had been paid to Series 1 stockholders.

	Total Series 1 Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$697,000	$(1,272,000)
Total 2019	$697,000	$(1,272,000)

	Total Series 1 Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2018	$477,000	$(1,015,000)
2nd Quarter, 2018	639,000	(506,000)
3rd Quarter, 2018	697,000	663,000
4th Quarter, 2018	697,000	(813,000)
Total 2018	$2,510,000	$(1,671,000)

Related-Party Transactions and Arrangements

Prior to the Internalization, the Company had entered into agreements with affiliates of its Sponsor, whereby the Company would pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset management services and reimbursement of operating and offering related costs. For additional information see Note E — Related Party Transactions and Arrangements and Note O — Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees and the Internalization.

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

On March 29, 2019, the Company and the Advisor entered into definitive agreements to internalize the Company's management function effective April 1, 2019.  As a result of the Internalization, the Management Agreements were terminated.

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

Income Taxes

Commencing with the taxable year ended December 31, 2017, the Company believes it has been organized and conducts operations to qualify as a REIT under Sections 856 to 860 of the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company's REIT taxable income may substantially exceed or be less than the income calculated according to GAAP. In addition, the Company will be subject to corporate income tax to the extent that less than 100% of the net taxable income is distributed, including any net capital gain.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of March 31, 2019.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur. Because the Company is a REIT, it will generally not be subject to corporate level federal income taxes on earnings distributed to the Company's stockholders and therefore may not realize any benefit from deferred tax assets arising during 2019 or any prior period in which a valid REIT election was in effect. The Company intends to distribute at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2019 and in all future periods. The Company has placed a full valuation allowance on all of its deferred tax assets, and thus no asset is recorded on the Company's balance sheet.

REIT Compliance

As discussed above, the Company believes that it has been organized and have operated in a manner that has enabled the Company to qualify as a REIT commencing with the taxable year ended December 31, 2017.  To qualify as a REIT for tax purposes, the Company is required to distribute at least 90% of its REIT taxable income to the Company's stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). In addition, the Company will be subject to corporate income tax to the extent that the Company distributes less than 100% of the net taxable income including any net capital gain. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the Company's REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on the taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 31, 2019, there were detachable warrants that may be exercised for 84,510 shares of the Company's common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at March 31, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 84,510 shares of common stock and would receive gross proceeds of approximately $2.1 million.

For additional information see "— Liquidity and Capital Resources" and "—Preferred Series A Stock" above and Note M — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for further discussion.

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company's common stock if the Company's common stock is listed on a national securities exchange. The warrants' exercise price is equal to 110% of the volume weighted average closing stock price of the Company's common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 31, 2019, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company's common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at March 31, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

For additional information see "— Liquidity and Capital Resources" and "—Preferred Series A Stock" above and Note M — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for further discussion.

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

Contractual Obligations

As of March 31, 2019, the Company's contractual obligations consisted of the mortgage notes secured by the acquired properties:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$159,642,000	$7,429,000	$44,235,000	$6,837,000	$101,141,000
Lines of credit:	--	--	--	--	--
Interest	--	--	--	--	--
Principal	--	--	--	--	--
Total	$159,642,000	$7,429,000	$44,235,000	$6,837,000	$101,141,000

Contractual obligations table amount does not reflect the unamortized loan issuance costs of approximately $2.5 million for notes payable as of March 31, 2019.

Subsequent Events

See Note O — Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various subsequent events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing the Company's business plan, the Company expects that the primary market risk to which the Company will be exposed is interest rate risk. The Company's primary interest rate exposure will be the one-month LIBOR.

As of March 31, 2019, the Company's debt consisted of approximately $120.1 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs. The Company's variable interest rate debt is related to the LoanCore loan, where the floating rate loan is set at one-month LIBOR plus 3.65%, LIBOR can't go below 1.95% and the Company has purchased a rate cap that caps LIBOR at 3.50%. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value. Assuming no increase in the level of the Company's variable debt, if interest rates increased by 1.0%, or 100 basis points, cash flow would decrease by approximately $0.4 million per year. At March 31, 2019 LIBOR was approximately 2.49%. Assuming no increase in the level of variable rate debt, if LIBOR were reduced to 1.95%, cash flow would increase by approximately $0.2 million per year.

The following tables summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company's outstanding debt as of March 31, 2019:

Debt Maturity Schedule as of March 31, 2019
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt	$7,429,000	$41,454,000	$2,781,000	$3,266,000	$3,571,000	$101,141,000	$159,642,000	$145,979,000

Average interest rate	7.01%	6.09%	5.01%	5.04%	5.04%	4.96%

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2019, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II   OTHER INFORMATION

None.

ITEM 1.  LEGAL PROCEEDINGS

See Note N — Legal in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a description of a purported class action lawsuit that was filed on March 12, 2019.

The nature of the Company's business exposes its properties, the Company, its Operating Partnership and its other subsidiaries to the risk of claims and litigation in the normal course of business. Other than as noted above or routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in The Company's Annual Report on Form 10-K for the year ended December 31, 2018.  The Company notes that the Internalization was completed on April 1, 2019.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company did not sell any of its equity securities during the quarter ended March 31, 2019 that were not registered under the Securities Act.

Use of Offering Proceeds

As of May 14, 2019, the Company had 6,940,261 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total net proceeds of approximately $182.6 million, less offering costs.

The following is a table of summary of offering proceeds from inception through March 31, 2019:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	2,451,238	$61,281,000
Redeemed Shares	--	(35,650)	(872,000)
DRIP shares	--	83,437	2,086,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,981,000
Dividend shares	--	153,826	3,845,000
Distributions	--	--	(8,055,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from Advisor	--	--	1,147,000
Shares added for Merger	--	3,887,513	85,701,000
Total	42,673	6,540,364	$182,572,000

From October 22, 2015 through March 31, 2019, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through March 31, 2019, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were approximately $182.6 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, of which the Company's portion of the total purchase price for these parking facilities was approximately $320.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders. The ratio of the costs of raising capital to the capital raised is approximately 0.6%.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  MINE AND SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

The Company is not aware of any information that was required to be disclosed in a report on Form 8-K during the first quarter of 2019, that was not disclosed in a report on Form 8-K.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of MVP REIT II, Inc.
3.2(2)	Articles of Amendment of MVP REIT II, Inc.
3.3(3)	Bylaws of MVP REIT II, Inc.
3.4(4)	Articles Supplementary of MVP REIT II, Inc., designating 50,000 shares of Series A Convertible Redeemable Preferred Stock
3.5(5)	Articles Supplementary of MVP REIT II, Inc., designating 97,000 shares of Series 1 Convertible Redeemable Preferred Stock
4.1(6)	Form of Common Stock Warrants (issued to Series A Preferred Stockholders)
4.2(7)	Form of Common Stock Warrants (issued to Series 1 Preferred Stockholders)
4.3(8)	Distribution Reinvestment Plan
10.1(9)
Contribution Agreement, dated as of March 29, 2019 and effective as of April 1, 2019, among the Company, the Manager, VRM I (solely for purposes of Section 1.01(c) thereof), VRM II (solely for purposes of Section 1.01(c) thereof) and Michael V. Shustek (solely for purposes of Section 4.03 thereof).

10.2(9)	Services Agreement, dated as of March 29, 2019, by and among the Company and the Manager, VRM I, VRM II and Michael V. Shustek.
10.3(9)	Employee Leasing Agreement, dated as of March 29, 2019, by and between the Company and the Advisor
10.4(9)	Registration Rights Agreement, dated as of March 29, 2019, by and among the Company and the Holders party thereto.
10.5(9)	Termination Agreement, dated as of March 29, 2019, by and among the Company, the Operating Partnership and the Advisor.
10.6(9)	Employment Agreement, dated as of March 29, 2019, by and between the Company, the Operating Partnership and Michael V. Shustek.
10.7(9)	Employment Agreement, dated as of March 29, 2019, by and between the Company and Daniel Huberty.
10.8(9)	Employment Agreement, dated as of March 29, 2019, by and between the Company and James Kevin Bland.
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a)(17 CFR 240.13a-14(a)/17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a)(17 CFR 240.13a-14(a)/17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b)(17 CFR 240.13a-14(b)/17 CFR 240.15d-14(b)) and Section 906 of the Sarbanes-Oxley Act of 2002.

101(*)
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL (extensible Business Reporting Language (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholder's Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed concurrently herewith.
(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015, and incorporated herein by reference.
(2)	Filed previously on Form 8-K on December 18, 2017 and incorporated herein by reference.
(3)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015, and incorporated herein by reference.
(4)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(5)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(6)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(7)	Filed previously on Form 8-K on May 15, 2017 and incorporated herein by reference.
(8)	Filed previously with Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 on October 6, 2015, and incorporated herein by reference.
(9)	Filed previously on Form 8-K on April 3, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Chairman
Date:	May 14, 2019

By:	/s/ J. Kevin Bland
J. Kevin Bland
Chief Financial Officer
Date:	May 14, 2019