Form 10-Q
period 2019-08-12
Parking REIT, Inc.
filed 2019-08-12
CIK 1642985

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Registrant’s Telephone Number, including Area Code: (702) 534-5577

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [   ] No [ X ]

As of August 12, 2019, the registrant had 6,933,254 shares of common stock outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2019	As of December 31, 2018
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$137,503,000	$142,607,000
Buildings and improvements	168,341,000	170,206,000
Construction in progress	1,830,000	1,872,000
Intangible Assets	2,288,000	2,288,000
	309,962,000	316,973,000
Accumulated depreciation	(9,479,000)	(7,110,000)
Total investments in real estate, net	300,483,000	309,863,000

Fixed Assets, net of accumulated depreciation of $31,000 and $21,000 as of June 30, 2019 and December 31, 2018, respectively	32,000	42,000
Assets held for sale, net of accumulated depreciation of $212,000	6,711,000	--
Cash	6,061,000	5,106,000
Cash – restricted	3,131,000	4,329,000
Prepaid expenses	2,925,000	616,000
Accounts receivable	403,000	712,000
Investment in DST	2,837,000	2,821,000
Accounts receivable related parties	--	3,000
Other assets	121,000	79,000
Total assets	$322,704,000	$323,571,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $2.3 million and $2.4 million as of June 30, 2019 and December 31, 2018, respectively	$160,604,000	$155,961,000
Accounts payable and accrued liabilities	5,572,000	4,605,000
Accounts payable and accrued liabilities – related party	501,000	653,000
Deferred management internalization	24,800,000	--
Security Deposit	139,000	139,000
Deferred revenue	298,000	93,000
Total liabilities	191,914,000	161,451,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of June 30, 2019 and December 31, 2018)	--	--
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of June 30, 2019 and December 31, 2018)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value 1,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 6,933,934 and 6,542,797 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	--	--
Additional paid-in capital	188,665,000	183,382,000
Accumulated deficit	(60,540,000)	(23,953,000)
Total The Parking REIT, Inc. Shareholders’ Equity	128,125,000	159,429,000
Non-controlling interest	2,665,000	2,691,000
Total equity	130,790,000	162,120,000
Total liabilities and equity	$322,704,000	$323,571,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Base rent income	$5,036,000	$4,803,000	$10,090,000	$9,519,000
Percentage rent income	410,000	391,000	711,000	766,000
Total revenues	5,446,000	5,194,000	10,801,000	10,285,000

Operating expenses
Property taxes	727,000	659,000	1,520,000	1,295,000
Property operating expense	357,000	428,000	736,000	736,000
Asset management expense – related party	--	855,000	854,000	1,687,000
General and administrative	1,262,000	785,000	2,112,000	1,892,000
Professional fees	1,201,000	933,000	1,729,000	2,854,000
Management Internalization	31,866,000	100,000	32,004,000	100,000
Acquisition expenses	246,000	187,000	250,000	404,000
Depreciation and amortization	1,283,000	1,197,000	2,591,000	2,391,000
Impairment	952,000	--	952,000	--
Total operating expenses	37,894,000	5,144,000	42,748,000	11,359,000

Income (loss) from operations	(32,448,000)	50,000	(31,947,000)	(1,074,000)

Other income (expense)
Interest expense	(2,433,000)	(2,219,000)	(4,789,000)	(4,167,000)
Gain from sale of investment in real estate	--	1,009,000	--	1,009,000
Other Income	--	55,000	31,000	55,000
Income from DST	48,000	50,000	118,000	102,000
Total other income (expense)	(2,385,000)	(1,105,000)	(4,640,000)	(3,001,000)

Net loss	(34,833,000)	(1,055,000)	(36,587,000)	(4,075,000)
Less net income attributable to non-controlling interest	1,000	3,000	--	5,000
Net loss attributable to The Parking REIT, Inc.’s stockholders	$(34,834,000)	$(1,058,000)	$(36,587,000)	$(4,080,000)

Preferred stock distributions declared - Series A	(54,000)	(54,000)	(108,000)	(97,000)
Preferred stock distributions declared - Series 1	(696,000)	(688,000)	(1,392,000)	(1,211,000)
Net loss attributable to The Parking REIT, Inc.’s common stockholders	$(35,584,000)	$(1,800,000)	$(38,087,000)	$(5,388,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to The Parking REIT, Inc.’s common stockholders - basic and diluted	$(5.13)	$(0.27)	$(5.65)	$(0.82)
Distributions declared per common share	$--	$--	$--	$0.12
Weighted average common shares outstanding, basic and diluted	6,932,806	6,555,688	6,738,511	6,553,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2018	42,673	$--	6,542,797	$--	$183,382,000	$(23,953,000)	$2,691,000	$162,120,000
Distributions to non-controlling interest	--	--	--	--	--	--	(11,000)	(11,000)
Redeemed Shares	--	--	(2,433)	--	(60,000)	--	--	(60,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net loss	--	--	--	--	--	(1,753,000)	(1,000)	(1,754,000)
Balance, March 31, 2019	42,673	$--	6,540,364	$--	$182,572,000	$(25,706,000)	2,679,000	$159,545,000
Distributions to non-controlling interest	--	--	--	--	--	--	(15,000)	(15,000)
Issuance of common stock	--	--	400,000	--	7,000,000	--	--	7,000,000
Redeemed Shares	--	--	(6,430)	--	(157,000)	--	--	(157,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net income (loss)	--	--	--	--	--	(34,834,000)	1,000	(34,833,000)
Balance, June 30, 2019	42,673	$--	6,933,934	$--	$188,665,000	$(60,540,000)	$2,665,000	$130,790,000

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2017	32,651	$--	6,532,009	$--	$177,598,000	$(18,173,000)	$2,751,000	$162,176,000
Distributions to non-controlling interest	--	--	--	--	--	--	(13,000)	(13,000)
Issuance of common stock – DRIP	--	--	11,326	--	283,000	--	--	283,000
Issuance of preferred Series 1	10,022	--	--	--	9,090,000	--	--	9,090,000
Redeemed Shares	--	--	(7,636)		(191,000)		--	(191,000)
Distributions - Common	--	--	--	--	(817,000)	--		(817,000)
Distributions – Series A	--	--	--	--	(43,000)	--	--	(43,000)
Distributions – Series 1	--	--	--	--	(523,000)	--	--	(523,000)
Stock dividend	--	--	32,679	--	817,000	(817,000)	--	--
Net income (loss)	--	--	--	--	--	(3,022,000)	2,000	(3,020,000)
Balance, March 31, 2018	42,673		$6,568,378	$--	$186,214,000	$(22,012,000)	$2,740,000	$166,942,000
Distributions to non-controlling interest	--	--	--	--	--	--	(11,000)	(11,000)
Redeemed Shares	--	--	(18,179)		(440,000)		--	(440,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(688,000)	--	--	(688,000)
Net income (loss)	--	--	--	--	--	(1,058,000)	3,000	(1,055,000)
Balance, June 30, 2018	42,673	$--	6,550,199	$--	$185,032,000	$(23,070,000)	$2,732,000	$164,694,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30
	2019	2018
Cash flows from operating activities:
Net Loss	$(36,587,000)	$(4,075,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,591,000	2,391,000
Amortization of loan costs	447,000	492,000
Gain from sale of investment in real estate	--	(1,009,000)
Deferred management internalization consideration	31,800,000	--
Impairment	952,000	--
Income from DST	(118,000)	(102,000)
Changes in operating assets and liabilities
Accounts receivable/payable - related parties	3,000	(127,000)
Accounts payable	815,000	1,784,000
Loan fees	(280,000)	(344,000)
Security deposits	--	338,000
Other assets	(42,000)	(43,000)
Deferred revenue	205,000	--
Accounts receivable	309,000	(319,000)
Prepaid expenses	(2,309,000)	(507,000)
Net cash used in operating activities	(2,214,000)	(1,521,000)
Cash flows from investing activities:
Purchase of investments in real estate	--	(28,938,000)
Building improvements	(864,000)	(3,031,000)
Fixed asset purchase	--	(63,000)
Distributions from Investments	102,000	102,000
Proceeds from sale of investment in real estate	--	3,773,000
Payment of deposit for purchase of investment in real estate or debt	(97,000)	--
Deposits returned or applied to purchase of investment in real estate	97,000	400,000
Net cash used in investing activities	(762,000)	(27,757,000)
Cash flows from financing activities
Proceeds from notes payable	9,181,000	5,488,000
Payments on notes payable	(4,705,000)	(1,018,000)
Proceeds from line of credit	--	23,100,000
Payments made on line of credit	--	(10,440,000)
Distribution to non-controlling interest	(26,000)	(24,000)
Proceeds from issuance of preferred stock	--	9,090,000
Redeemed shares	(217,000)	(631,000)
Dividends paid to stockholders	(1,500,000)	(1,842,000)
Net cash provided by financing activities	2,733,000	23,723,000
Net change in cash	(243,000)	(5,555,000)
Cash, beginning of period	9,435,000	16,730,000
Cash, end of period	$9,192,000	$11,175,000

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$5,106,000	$8,501,000
Restricted cash at beginning of period	4,329,000	8,229,000
Cash and cash equivalents and restricted cash at beginning of period	$9,435,000	$16,730,000

Cash and cash equivalents at end of period	$6,061,000	$6,251,000
Restricted cash at end of period	3,131,000	4,924,000
Cash and cash equivalents and restricted cash at end of period	$9,192,000	$11,175,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30
	2019	2018
Supplemental disclosures of cash flow information:
Interest Paid	$4,342,000	$3,672,000
Non-cash investing and financing activities:
Distributions - DRIP	$--	$283,000
Dividend shares	$--	$817,000
Dividends declared not yet paid	$250,000	$250,000
Deposits applied to purchase of investment in real estate or financing	$97,000	$2,260,000
Payments on note payable through sale of investment in real estate	$--	$(11,092,000)
Proceeds on line of credit through sale of investment in real estate	$--	$7,103,000
Deferred management internalization	$24,800,000	$--
Issuance of common stock - internalization	$7,000,000	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE PARKING REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(UNAUDITED)

Note A — Organization and Business Operations

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015 and has elected to be taxed, and has operated in a manner that will allow the Company to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017.  The Company intends to continue operating as a REIT for the taxable year ending December 31, 2019.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in parking properties that contain other sources of rental income, potentially including office, retail, storage, residential, billboard or cell towers.

The Company is the sole general partner of MVP REIT II Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership. The Company’s wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is operated in a manner that enables the Company to (1) satisfy the requirements to qualify and maintain qualification as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership is not classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), which classification could result in the Operating Partnership being taxed as a corporation.

The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure to enable the Company to acquire real property in exchange for limited partnership interests in the Operating Partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to the Company in exchange for shares of the Company’s common stock or cash.

The Company’s former advisor is MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the “Advisor”), a Nevada limited liability company, which is owned 60% by Vestin Realty Mortgage II, Inc. (“VRM II”) and 40% by Vestin Realty Mortgage I, Inc. (“VRM I”). Prior to the Internalization (as defined below), the Advisor was responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to a second amended and restated advisory agreement among the Company, the Operating Partnership and the Advisor (the “Amended and Restated Advisory Agreement”), which became effective upon consummation of the Merger (as such term is defined below). VRM II and VRM I are Maryland corporations that trade on the OTC pink sheets and were managed by Vestin Mortgage, LLC, an affiliate of the Advisor, prior to being internalized in January 2018.

As part of the Company’s initial capitalization, 8,000 shares of common stock were sold for $200,000 to an affiliate of the Advisor (as defined below).

Merger of MVP REIT with Merger Sub, LLC

On May 26, 2017, the Company, MVP REIT, Inc., a Maryland corporation (“MVP I”), MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), and the Advisor entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which MVP I would merge with and into Merger Sub (the “Merger”). On December 15, 2017, the Merger was consummated. Following the Merger, the Company contributed 100% of its equity interests in Merger Sub to the Operating Partnership.

At the effective time of the Merger, each share of MVP I common stock, par value $0.001 per share, that was issued and outstanding immediately prior to the Merger (the “MVP I Common Stock”), was converted into the right to receive 0.365 shares of Company common stock. A total of approximately 3.9 million shares of Company common stock were issued to former MVP I stockholders, and former MVP I stockholders, immediately following the Merger, owned approximately 59.7% of the Company's common stock. The Company was subsequently renamed "The Parking REIT, Inc.".

Capitalization

As of June 30, 2019, the Company had 6,933,934 shares of common stock issued and outstanding. On December 31, 2016, the Company ceased all selling efforts for the initial public offering of its common stock (the “Common Stock Offering”). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to MVP Capital Partners II, LLC (the “Sponsor”) for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A”). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company’s common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and had 2,862 Series A shares issued and outstanding as of June 30, 2019.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the “Series 1”). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company’s common stock to accredited investors and closed the offering on January 31, 2018. The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding as of June 30, 2019.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated balance sheet as of December 31, 2018 contained herein has been derived from the audited financial statements as of December 31, 2018 but does not include all disclosures required by GAAP.

Consolidation

The Company’s consolidated financial statements for the period ended June 30, 2019, include its accounts, the accounts of the Company’s assets, the accounts of its subsidiaries, the Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation.

The following list includes the subsidiaries that are included in the Company’s June 30, 2019 consolidated financial statements and does not reflect the actual number of properties owned by the Company for the periods presented in this filing as some of the entities own more than one property.

MVP PF Ft. Lauderdale 2013, LLC	Minneapolis City Parking, LLC	MVP St. Paul Holiday Garage, LLC
MVP PF Memphis Poplar 2013, LLC	MVP Minneapolis Venture, LLC	MVP Louisville Station Broadway, LLC
MVP PF Memphis Court 2013, LLC	MVP Indianapolis Meridian Lot, LLC	White Front Garage Partners, LLC
MVP PF St. Louis 2013, LLC	MVP Milwaukee Clybourn, LLC	Cleveland Lincoln Garage, LLC
Mabley Place Garage, LLC	MVP Milwaukee Arena Lot, LLC	MVP Houston Preston, LLC
MVP Denver Sherman, LLC	MVP Clarksburg Lot, LLC	MVP Houston San Jacinto Lot, LLC
MVP Fort Worth Taylor, LLC	MVP Denver Sherman 1935, LLC	MVP Detroit Center Garage, LLC
MVP Milwaukee Old World, LLC	MVP Bridgeport Fairfield Garage, LLC	St. Louis Broadway, LLC
MVP Houston Saks Garage, LLC	West 9th Street Properties II, LLC	St. Louis Seventh & Cerre, LLC
MVP Milwaukee Wells, LLC	MVP San Jose 88 Garage, LLC	MVP Preferred Parking, LLC
MVP Wildwood NJ Lot, LLC	MCI 1372 Street, LLC	MVP Raider Park Garage, LLC
MVP Indianapolis City Park, LLC	MVP Cincinnati Race Street, LLC	MVP New Orleans Rampart, LLC
MVP Indianapolis WA Street Lot, LLC	MVP St. Louis Washington, LLC	MVP Hawaii Marks Garage, LLC

Under GAAP, the Company’s consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures in which the Company is the primary beneficiary, or in which the Company has a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, the Company’s management considers factors such as an entity’s purpose and design and the Company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance, ownership interest, board representation, management representation, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

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

Concentration

The Company had sixteen parking tenants as of June 30, 2019 and 2018. One tenant, SP Plus Corporation (Nasdaq: SP) (“SP+”), represented 58.5% of the Company’s base parking rental revenue for the six months ended June 30, 2019.

SP+ is one of the largest providers of parking management in the United States. As of June 30, 2019, SP+ managed approximately 3,400 locations in North America.

Below is a table that summarizes base parking rent by tenant:

	For the Six months ended June 30,
Parking Tenant	2019	2018
SP +	58.5%	57.3%
iPark Services *	12.7%	13.8%
ABM	4.3%	4.7%
ISOM Mgmt	4.0%	4.4%
Premier Parking *	3.5%	3.8%
342 N. Rampart	3.2%	2.6%
Interstate Parking	2.7%	2.9%
Lanier	2.6%	1.3%
Denison	2.4%	2.6%
St. Louis Parking	2.0%	2.2%
TNSH, LLC	1.2%	0.2%
Premium Parking	1.1%	--
Riverside Parking	1.0%	1.0%
BEST PARK	0.5%	1.6%
Denver School	0.2%	0.2%
Secure	0.1%	0.1%
PCAM, LLC	--	1.3%

* During June 2018 Premier Parking acquired iPark Services. Subsequent to the acquisition Premier and iPark continue to operate under their original company names.

In addition, the Company had concentrations in various cities based on base parking rental revenue for the six months ended June 30, 2019 and 2018, as well as concentrations in various cities based on the real estate the Company owned as of June 30, 2019 and 2018. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Six months ended June 30,
	2019	2018
Detroit	17.3%	18.8%
Houston	12.7%	13.8%
Cincinnati	8.8%	9.5%
Fort Worth	7.7%	8.4%
Cleveland	7.7%	5.5%
Indianapolis	6.1%	6.7%
St. Louis	5.1%	6.5%
Honolulu	4.8%	0.3%
Lubbock	4.0%	4.4%
Minneapolis	4.0%	4.4%
Nashville	3.5%	3.8%
Milwaukee	3.3%	3.1%
New Orleans	3.2%	2.6%
St. Paul	2.7%	2.9%
San Jose	2.3%	1.2%
Bridgeport	2.1%	2.2%
Memphis	1.6%	1.7%
Louisville	1.0%	1.0%
Denver	0.8%	0.5%
Ft. Lauderdale	0.4%	0.7%
Wildwood	0.4%	0.4%
Clarksburg	0.3%	0.3%
Canton	0.2%	0.3%
Kansas City	--	1.0%

Real Estate Investment Concentration by City
	As of June 30,
	2019	2018
Detroit	17.6%	17.7%
Houston	12.0%	11.8%
Fort Worth	8.8%	8.8%
Cincinnati	8.7%	8.6%
Honolulu	6.7%	6.7%
Cleveland	6.2%	5.2%
Indianapolis	5.8%	5.8%
Minneapolis	4.4%	4.4%
St. Louis	4.4%	4.4%
Milwaukee	3.8%	3.8%
Nashville	3.7%	3.7%
Lubbock	3.7%	3.5%
St. Paul	2.7%	2.7%
Bridgeport	2.6%	2.6%
New Orleans	2.6%	2.6%
Memphis	1.3%	1.6%
San Jose	1.1%	1.2%
Fort Lauderdale	1.1%	1.1%
Denver	1.0%	1.0%
Louisville	1.0%	1.0%
Wildwood	0.4%	0.5%
Clarksburg	0.2%	0.2%
Canton	0.2%	0.2%
Kansas City	--	0.9%

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

During the three and six months ended June 30, 2019, the Company recorded asset impairment charges totaling approximately $952,000. These impairment charges consisted of $558,000 associated with the Memphis Court lot, $344,000 associated with the San Jose 88 garage and $50,000 associated with the St. Louis Washington lot. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs. The appraisals were performed by independent third-party appraisers primarily using the income approach based on the contracted rent to be received from the operator (i.e. leased fee for St. Louis and San Jose) and the fee simple method for Memphis Court. The Company recorded no impairment charges for the three and six months ended June 30, 2018. The estimated fair values, as they relate to property carrying values were primarily based upon estimated sales prices from third-party offers or indicative bids.

Cash

The Company maintains a significant portion of its cash deposits at KeyBank, which are held by the Company’s subsidiaries allowing the Company to maximize FDIC insurance coverage. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the same ownership category of $250,000. As of June 30, 2019, and as of December 31, 2018, the Company had approximately $2.2 million and $0.5 million, respectively, in excess of the federally insured limits. As of June 30, 2019, the Company has not experienced any losses on cash deposits.

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

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is in doubt, the Company records an increase in the Company's allowance for uncollectible accounts or records a direct write-off of the receivable after exhaustive efforts at collection.

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred. During the three and six months ended June 30, 2019 and 2018, the Company had no advertising costs.

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

Assets Held for Sale

The Company classifies a property as held for sale when all of the criteria set forth in ASC Topic 360: Property, Plant and Equipment (“ASC 360”) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time the Company classifies a property as held for sale, the Company ceases recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of the carrying amount or its estimated fair value less cost to sell.

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

Share Repurchase Program

On May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program, other than for hardship repurchases in connection with a shareholder’s death.  Repurchase requests made in connection with the death or disability of a stockholder will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company has established an estimated NAV per share, 100% of such amount as determined by the Company’s board of directors, subject to any special distributions previously made to the Company’s stockholders.

On May 28, 2019, the Company established an estimated NAV equal to $25.10 per common share.

Income Taxes

Commencing with its taxable year ending December 31, 2017, the Company has operated in a manner to qualify as a REIT under Sections 856 to 860 of the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company’s REIT taxable income may substantially exceed or be less than the income calculated according to GAAP.  In addition, the Company will be subjected to corporate income tax to the extent that less than 100% of the net taxable income is distributed, including any net capital gain.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of June 30, 2019.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur. Because the Company is a REIT, it will generally not be subject to corporate level federal income taxes on earnings distributed to its stockholders and therefore may not realize any benefit from deferred tax assets arising during 2019 or any prior period in which a valid REIT election was in effect. The Company intends to distribute at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2019 and in all future periods. The Company has placed a full valuation allowance on all of its deferred tax assets, and thus no asset is recorded on the Company’s balance sheet.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share considers the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The Company had no outstanding common share equivalents during the three and six months ended June 30, 2019 and 2018.

There is a potential for dilution from the Company’s Series A Convertible Redeemable Preferred Stock which may be converted into the Company’s common stock at any time. As of June 30, 2019, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

There is a potential for dilution from the Company’s Series 1 Convertible Redeemable Preferred Stock which may be converted upon a holder’s election into the Company’s common stock at any time. As of June 30, 2019, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

Each share of Series A preferred stock and Series 1 preferred stock will convert into the number of shares of the Company’s common stock determined by dividing (i) the stated value per Series A share or Series 1 share of $1,000 (as may be adjusted pursuant to the applicable articles supplementary) plus any accrued but unpaid dividends to, but not including, the conversion date by (ii) the conversion price. The conversion price is equal to the net asset value per share of the Company’s common stock; provided that if a “Listing Event” (as defined in the applicable articles supplementary) occurs, the conversion price will be 100% of the volume weighted average price per share of the Company’s common stock for the 20 trading days prior to the delivery date of the conversion notice. The Company will have the right (but not the obligation) to redeem any Series A or Series 1 shares that are subject to a conversion notice on the terms set forth in the applicable articles supplementary.

Reportable Segments

The Company currently operates one reportable segment.

Reclassifications

Related party accounts payable and software assets with the related depreciation have been reclassified in prior year amounts for consistency with the current year presentation. In addition, management internalization, insurance and professional fees have been reclassified from General & Administrative expenses to separate line items in prior year amounts for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Accounting and Auditing Standards Applicable to “Emerging Growth Companies”

The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Company remains an “emerging growth company,” which may be up to five fiscal years, the Company is not required to (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The Company intends to take advantage of such extended transition period. Since the Company will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, the Company’s financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If the Company were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

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

During the Company’s predecessor’s due diligence of a property purchased on December 15, 2017 (originally purchased by predecessor on March 31, 2015) and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot. As of June 30, 2019, management has not received the closure letter, however the Company does not anticipate a material adverse effect related to this environmental matter.

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances.  Furthermore, as of June 30, 2019, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate and Fixed Assets

As of June 30, 2019, the Company had the following Investments in Real Estate that were consolidated on the Company’s balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2.00	N/A	$5,845,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,049,000	SP +
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$6,331,000	SP +
MVP St. Louis Washington	St. Louis, MO	7/18/2016	Lot	63	0.39	N/A	$2,957,000	SP +
MVP St. Paul Holiday Garage	St. Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	Premier Parking
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$10,638,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	iPark Services
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	iPark Services
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,476,000	SP +
St. Louis Broadway	St. Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St. Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	530	0.98	784	$21,210,000	iPark Services
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,608,000	ISOM Management
MVP PF Memphis Court (5)	Memphis, TN	12/15/2017	Lot	37	0.41	N/A	$450,000	Premium Parking
MVP PF Memphis Poplar (5)	Memphis, TN	12/15/2017	Lot	125	0.86	N/A	$3,735,000	Premium Parking
MVP PF St. Louis	St. Louis, MO	12/15/2017	Lot	179	1.22	N/A	$5,145,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.90	8,400	$21,185,000	SP +
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	SP +
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,391,000	iPark Services
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	100	0.95	N/A	$5,083,000	TNSH, LLC
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$545,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$686,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	ABM
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	201	2.48	N/A	$4,013,000	SP +
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$9,838,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	SP +
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM
MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$21,103,000	SP +
Construction in progress							$1,830,000
Total Investment in real estate							$309,962,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are held by MVP Wildwood NJ Lot, LLC, wholly owned by the Company.
(4)	MVP Preferred Parking, LLC holds a Garage and a Parking Lot.
(5)
These properties entered into new operating agreements during the six months ended June 30, 2019. For additional information see Rental Revenue, Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report which are currently held for sale.

See Note I — Assets Held For Sale in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information regarding two additional real estate investments, MVP San Jose 88 Garage, LLC and MVP Fort Lauderdale 2013, LLC.

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

Prior to the Internalization, the Advisor had the option to request reimbursement of certain payroll expenses for salaries and benefits paid to non-executive officers. As of June 30, 2019, the Advisor was due approximately $0.5 million in reimbursable expenses, the balance of which remains payable as of the date of this filing.

Ownership of Company Stock

As of June 30, 2019, the Sponsor owned 9,107 shares, VRM II owned 604,959 shares and VRM I owned 296,834 shares of the Company’s outstanding common stock. During the six months ended June 30, 2018, VRM II received approximately $33,000 in distributions in accordance with the Company’s distribution reinvestment program (“DRIP”). During the three and six months ended June 30, 2018, VRM I received approximately $19,000, in both cash and DRIP distributions. No DRIP distributions were received by either entity during the three and six months ended June 30, 2019 due to the suspension of the DRIP program.

Ownership of the Advisor

VRM I and VRM II own 40% and 60%, respectively, of the Advisor. Neither VRM I nor VRM II paid any up-front consideration for these ownership interests, but each agreed to be responsible for its proportionate share of future expenses of the Advisor.

Fees Paid in Connection with the Operations of the Company

Prior to the Internalization (as defined below), the Advisor or its affiliates received an asset management fee at a rate equal to 1.1% of the cost of all assets held by the Company, or the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. Pursuant to the Amended and Restated Advisory Agreement, the asset management fee could not exceed $2 million per annum until the earlier of such time, if ever, that (i) the Company holds assets with an appraised value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO equal to or greater than $0.3125 per share of common stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of common stock) for two consecutive quarters, on a fully diluted basis. All amounts of the asset management fee in excess of $2 million per annum, plus interest thereon at a rate of 3.5% per annum, would be due and payable by the Company no later than ninety (90) days after the condition for payment is satisfied. For the six months ended June 30, 2019 and 2018, asset management fees of approximately $0.9 and $1.7 million, respectively, had been earned by the Advisor. From and after May 29, 2018 (or the Valuation Date), the asset management fee was to be calculated based on the lower of the value of the Company’s assets and their historical cost. The Company ceased payment of asset management fees effective April 1, 2019, as a result of the Internalization (as defined below).

The Company was to reimburse the Advisor or its affiliates for costs of providing administrative services, subject to the limitation that it will not reimburse the Advisor for any amount by which the Company’s operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which the Company made its first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company’s independent directors. The Company was not to reimburse the Advisor for personnel costs in connection with services for which the Advisor received a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company’s executive officers. In addition, the Company was not to reimburse the Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items. During the three and six months ended June 30, 2019, approximately $0.7 and $2.1 million, respectively, in operating expenses were incurred by the Advisor, on behalf of the Company, reimbursable to the Advisor of which approximately $0.9 million had been reimbursed.

On March 29, 2019, the Company and the Advisor entered into definitive agreements to internalize the Company’s management function effective April 1, 2019 (the “Internalization”).  Since their formation, under the supervision of the board of directors (the “Board of Directors”), the Advisor has been responsible for managing the operations of the Company and MVP I, which merged with a wholly owned indirect subsidiary of the Company in December 2017.  As part of the Internalization, among other things, the Company agreed with the Advisor to (i) terminate the Second Amended and Restated Advisory Agreement, dated as of May 26, 2017 and, for the avoidance of doubt, the Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, which by its terms would have become effective only upon a listing of the Company’s common stock on a national securities exchange (collectively, the “Management Agreements”), each entered into among the Company, the Advisor and MVP REIT II Operating Partnership, LP (the “Operating Partnership”); (ii) extend employment to the executives and other employees of the Advisor; (iii) arrange for the Advisor to continue to provide certain services with respect to outstanding indebtedness of the Company and its subsidiaries; and (iv) lease the employees of the Advisor for a limited period of time prior to the time that such employees become employed by the Company.  As part of those same agreements, the Company agreed to issue to the Advisor over a period of more than two and a half years, 1,600,000 shares of the Company’s common stock as consideration under the terms of the Contribution Agreement.  The Consideration is issuable in four equal installments.  The first installment of 400,000 shares of Common Stock was issued on the Effective Date.  The remaining installments will be issued on December 31, 2019, 2020 and 2021 (or if December 31st is not a business day, the last business day of such year). See Note O — Management Internalization below in for additional information.

Note F — Economic Dependency

Prior to the Internalization, under various agreements, the Company engaged the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition services, the sale of shares of the Company’s securities available for issuance, as well as other administrative responsibilities for the Company, including accounting services and investor relations. In addition, the Sponsor paid selling commissions in connection with the sale of the Company’s shares in the Common Stock Offering and the Advisor paid the Company’s organization and offering expenses.

As a result of these relationships, prior to the Internalization, the Company was dependent upon the Advisor and its affiliates.

Note G — Stock-Based Compensation

Long-Term Incentive Plan

The Company’s board of directors has adopted a long-term incentive plan (the “2015 LTIP”) which the Company may use to attract and retain qualified directors, officers, employees and consultants. The Company’s 2015 LTIP will offer these individuals an opportunity to participate in the Company’s growth through awards in the form of, or based on, the Company’s common stock. The Company currently anticipates that it will not issue awards under the Company’s long-term incentive plan, although it may do so in the future, including possible equity grants to the Company’s independent directors as a form of compensation.

The 2015 LTIP authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates and subsidiaries selected by the board of directors for participation in the Company’s 2015 LTIP. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock on the date of grant of any such stock options. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant.

The Company’s board of directors or the compensation committee thereof will administer the 2015 LTIP, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the 2015 LTIP if the grant or vesting of the awards would jeopardize the Company’s status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under its charter. Unless otherwise determined by the Company’s board of directors, no award granted under the 2015 LTIP will be transferable except through the laws of descent and distribution.

The Company has authorized and reserved an aggregate maximum number of 500,000 common shares for issuance under the 2015 LTIP. In the event of a transaction between the Company and its stockholders that causes the per-share value of the Company’s common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the 2015 LTIP will be adjusted proportionately and the board of directors will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under 2015 LTIP will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

The Company’s board of directors or the compensation committee may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board or the compensation committee may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company’s board of directors or the compensation committee may terminate the 2015 LTIP at any time. The expiration or other termination of the 2015 LTIP will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the 2015 LTIP expires or is terminated. The board of directors or the compensation committee may amend the 2015 LTIP at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the 2015 LTIP will be effective without the approval of the Company’s stockholders if such approval is required by any law, regulation or rule applicable to the 2015 LTIP. During the three and six months ended June 30, 2019 and the year ended December 31, 2018, no grants were made under the 2015 LTIP.

Note H – Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. The Company adopted ASU 2014-09 using the modified retrospective transition method in the first quarter of 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements. The adoption of this standard did not require any adjustments to the opening balance of retained earnings as of January 1, 2018.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by this ASU. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 in the first quarter of 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. The Company has determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases in the future however the Company was not a lessee on any lease agreements at June 30, 2019. The Company adopted ASU 2016-02 in the first quarter of 2019 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-13 will have on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statements of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The standard permits the use of either the retrospective or cumulative effect transition method. This update will become effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-18 in the first quarter of 2018 and such adoption had no material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This update will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted ASU 2016-18 beginning in the first quarter of 2018. The effect of ASU 2017-01 on the Company’s condensed consolidated financial statements is dependent upon the value and quantity of acquisitions during the year.

In May 2017, the FASB issued Accounting Standards Update ASU 2017-09, Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting. The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2017-09 in the first quarter of 2018 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note I — Assets held for sale

Effective April 17, 2019, the Company entered into a purchase sales agreement (“PSA”) with an unrelated third party to sell MVP San Jose 88 Garage, LLC, which is wholly owned by the Company and is listed as held for sale. This property was originally acquired by the Company on June 15, 2016, with the purchase of a multi-level parking garage located in San Jose, California. On May 14, 2019 the unrelated third party cancelled the PSA.  Management is actively marketing the property.

The following is summary of San Jose 88 Garage, LLC net assets held for sale as of June 30, 2019:

June 30, 2019
Assets:
Current assets	$85,000
Property and equipment, net of accumulated depreciation	3,288,000
Total assets	$3,373,000
Liabilities:
Notes Payable	$2,500,000
Accounts payable and accrued liabilities	42,000
Total liabilities	2,542,000
Net assets held for sale	$831,000

The following is a summary of the results of operations related to MVP San Jose 88 Garage for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$113,000	$113,000	$225,000	$249,000
Expenses *	469,000	147,000	603,000	250,000
Income/(Loss) from assets held for sale, net of income taxes	$(356,000)	$(34,000)	$(378,000)	$(1,000)
*Includes $343,000 impairment

Effective May 30, 2019, the Company entered into a purchase sales agreement with an unrelated third party to sell MVP PF Fort Lauderdale 2013, LLC, which is wholly owned by the Company, for $6.1 million and is listed as held for sale. This property was originally acquired by the Company on July 31, 2013, with the purchase of a 0.75 acre parking facility located in Fort Lauderdale, Florida.  Sale of property is expected to be completed during third quarter of 2019.

The following is summary of MVP PF Fort Lauderdale 2013, LLC net assets held for sale as of June 30, 2019:

June 30, 2019
Assets:
Current assets	$19,000
Property and equipment, net of accumulated depreciation	3,423,000
Total assets	$3,442,000
Liabilities:
Notes Payable, net of unamortized loan issuance costs of approximately $ 28,000	$1,972,000
Accounts payable and accrued liabilities	27,000
Deferred Revenue	13,000
Security Deposit	1,000
Total liabilities	2,013,000
Net assets held for sale	$1,429,000

The following is a summary of the results of operations related to MVP PF Fort Lauderdale 2013, LLC for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$31,000	$43,000	$83,000	$87,000
Expenses	16,000	55,000	52,000	111,000
Income/(Loss) from assets held for sale, net of income taxes	$15,000	$(12,000)	$31,000	$(24,000)

Note J — Notes Payable

As of June 30, 2019, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 6/30/2019	Lender	Term	Interest Rate	Loan Maturity
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$2,550,000	Multiple	1 Year	7.50%	10/29/2019
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	10/29/2019
MVP San Jose 88 Garage, LLC	$1,645,000	Interest Only	$2,500,000	Multiple	1 Year	7.50%	12/31/2019
The Parking REIT D&O Insurance	$1,681,000	$171,000	$1,681,000	MetaBank	1 Year	3.60%	4/30/2020
MVP PF Fort Lauderdale 2013, LLC (5)	$2,000,000	Interest Only	$2,000,000	Multiple	1 Year	8.00%	6/24/2020
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$7,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$5,300,000	LoanCore	2 Year	Variable	12/9/2020
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$13,500,000	LoanCore	2 Year	Variable	12/9/2020
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,700,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$7,200,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5 Year	5.38%	3/6/2024
MVP St. Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5 Year	5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000,000	$44,000	$8,275,000	Barclays	10 year	4.25%	12/6/2024
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,310,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250,000	$29,000	$4,863,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400,000	$23,000	$4,083,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
West 9th Properties II, LLC	$5,300,000	$30,000	$4,975,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150,000	$73,000	$12,370,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$30,036,000	Bank of America	10 year	5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380,000	$8,000	$1,376,000	KeyBank	10 year *	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132,000	$24,000	$4,118,000	KeyBank	10 year *	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	$23,000	$3,985,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	$2,000	$285,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	$12,000	$2,135,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	$4,000	$759,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Less unamortized loan issuance costs			($2,276,000)
			$160,604,000

(1)
The Company issued a promissory note to KeyBank for $12.7 million secured by a pool of properties, including (i) MVP Denver Sherman, LLC, (ii) MVP Denver Sherman 1935, LLC, (iii) MVP Milwaukee Arena, LLC, (iv) MVP St. Louis Washington, LLC, (v) St. Paul Holiday Garage, LLC and (vi) Cleveland Lincoln Garage Owners, LLC.

(2)
The Company issued a promissory note to Cantor Commercial Real Estate Lending, L.P. (“CCRE”) for $16.25 million secured by a pool of properties, including (i) MVP Indianapolis Meridian Lot, LLC, (ii) MVP Louisville Station Broadway, LLC, (iii) MVP White Front Garage Partners, LLC, (iv) MVP Houston Preston Lot, LLC, (v) MVP Houston San Jacinto Lot, LLC, (vi) St. Louis Broadway Group, LLC, and (vii) St. Louis Seventh & Cerre, LLC.

(3)
On February 8, 2019, subsidiaries of the Company, consisting of MVP PF St. Louis 2013, LLC (“MVP St. Louis”), and MVP PF Memphis Poplar 2013 (“MVP Memphis Poplar”), LLC entered into a loan agreement, dated as of February 8, 2019, with LoanCore Capital Credit REIT LLC (“LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan MVP St. Louis and MVP Memphis Poplar $5.5 million to repay and discharge the outstanding KeyBank loan agreement. The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by MVP St. Louis and MVP Memphis Poplar.

(4)
On November 30, 2018, subsidiaries of the Company, consisting of MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Park Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, and MVP Milwaukee Wells LLC (the “Borrowers”) entered into a loan agreement, dated as of November 30, 2018 (the “Loan Agreement”), with LoanCore Capital Credit REIT LLC (the “LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan the Borrowers $39.5 million to repay and discharge the outstanding KeyBank Revolving Credit Facility. The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by the Borrowers (the “Properties”). The loan bears interest at a floating rate equal to the sum of one-month LIBOR plus 3.65%, subject to a LIBOR minimum of 1.95%. Additionally, the Borrowers were required to purchase an Interest Rate Protection Agreement which caps its maximum LIBOR at 3.50% for the duration of the loan. Payments are interest-only for the duration of the loan, with the $39.5 million principal repayment due in a balloon payment due on December 9, 2020, with an option to extend the term until December 9, 2021 subject to certain conditions and payment obligations. The Borrowers have the right to prepay all or any part of the loan, subject to payment of any applicable Spread Maintenance Premium and Exit Fee (as defined in the Loan Agreement). The loan is also subject to mandatory prepayment upon certain events of Insured Casualty or Condemnation (as defined in the Loan Agreement). The Borrowers made customary representations and warranties to LoanCore and agreed to maintain certain covenants under the Loan Agreement, including but not limited to, covenants involving their existence; property taxes and other charges; access to properties, repairs, maintenance and alterations; performance of other agreements; environmental matters; title to properties; leases; estoppel statements; management of the Properties; special purpose bankruptcy remote entity status; change in business or operation of the Properties; debt cancellation; affiliate transactions; indebtedness of the Borrowers limited to Permitted Indebtedness (as defined in the Loan Agreement); ground lease reserve relating to MVP New Orleans’ Property; property cash flow allocation; liens on the Properties; ERISA matters; approval of major contracts; payments upon a sale of a Property; and insurance, notice and reporting obligations as set forth in the loan agreement. The Loan Agreement contains customary events of default and indemnification obligations. The loan proceeds were used to repay and discharge the KeyBank Credit Agreement, dated as of December 29, 2017, as amended, per the terms outlined in the third amendment to the Credit Agreement dated September 28, 2018, as previously filed on Form 8-K on October 2, 2018 and incorporated herein by reference.

(5)	On June 25, 2019, the Company issued a promissory note for $2.0 million secured by the MVP PF Ft. Lauderdale 2013, LLC property.

 * 2 Year Interest Only
** 10 Year Interest Only

The following table shows notes payable paid in full during the six months ended June 30, 2019.

Property	Original Debt Amount	Monthly Payment	Balance as of 6/30/2019	Lender	Term	Interest Rate	Loan Maturity
MVP PF Ft. Lauderdale 2013, LLC (1)	$4,300,000	$25,000	--	Key Bank	5 Year	4.94%	2/1/2019
The Parking REIT D&O Insurance	$390,000	$28,000	--	First Insurance Funding	1 Year	3.70%	4/3/2019

(1)	Secured by four properties, including (i) MVP PF Ft. Lauderdale 2013, LLC, (ii) MVP PF Memphis Court 2013, LLC, (iii) MVP PF Memphis Poplar 2013, LLC and (iv) MVP PF St. Louis 2013, LLC

Total interest expense incurred for the six months ended June 30, 2019 and 2018, was approximately $4.3 million and $3.7 million, respectively. Total loan amortization cost for  the six months ended June 30, 2019 and 2018, was approximately $0.4 million and $0.5 million, respectively.

As of June 30, 2019, future principal payments on notes payable are as follows:

2019	$7,989,000
2020	44,133,000
2021	2,058,000
2022	2,252,000
2023	2,498,000
Thereafter	103,950,000
Less unamortized loan issuance costs	(2,276,000)
Total	$160,604,000

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

Note L – Investment In DST

On May 31, 2017, the Company, through a wholly owned subsidiary of its Operating Partnership, purchased a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”), for approximately $2.8 million. MVP St. Louis is the owner of a 2.56-acre, 376-vehicle commercial parking lot located at 500 South Broadway, St. Louis, Missouri 63103, known as the Cardinal Lot (the “Property”), which is adjacent to Busch Stadium, the home of the St. Louis Cardinals major league baseball team. The Property was purchased by MVP St. Louis from an unaffiliated seller for a purchase price of $11,350,000, plus payment of closing costs, financing costs, and related transactional costs.

Concurrently with the acquisition of the Property, MVP St. Louis obtained a first mortgage loan from Cantor Commercial Real Estate Lending, L.P (“St. Louis Lender”), in the principal amount of $6,000,000, with a 10-year, interest-only term at a fixed interest rate of 5.25% per annum, resulting in an annual debt service payment of $315,000 (the “St. Louis Loan”). MVP St. Louis used the Company’s investment to fund a portion of the purchase price for the Property. The remaining equity portion was funded through short-term investments by VRM II, an affiliate of the Advisor, pending the private placements of additional beneficial interest in MVP St. Louis exempt from registration under the Securities Act. VRM II and Michael V. Shustek, the Company’s Chairman and Chief Executive Officer, provided non-recourse carveout guaranties of the loan and environmental indemnities of St. Louis Lender.

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the “St. Louis Master Lease”), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of MVP Realty, as tenant, (the “St. Louis Master Tenant”). St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC. The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold. The Company will be entitled to its proportionate share of the rent payments based on its ownership interest. Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses. Investment income earned was distributed to the Company for the three and six months ended June 30, 2019 and 2018 and totaled approximately $48,000 and $118,000, respectively, for each period in 2019, and approximately $50,000 and $102,000, respectively, for each period in 2018.

The Company conducted an analysis and concluded that the 51% investment in the DST should not be consolidated. As a DST, the entity is subject to the Variable Interest Entity (“VIE”) Model under ASC 810-10.

As stated in ASC 810: “A controlling financial interest in the VIE model requires both of the following:

a. The power to direct the activities that most significantly impact the VIE’s economic performance
b. The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.”

As a VIE, the DST is governed in a manner similar to a limited partnership (i.e., there are trustees and there is no board) and the Company, as a beneficial owner, lacks the power through voting rights or otherwise to direct the activities of the DST that most significantly impact the entity’s economic performance. Specifically, the beneficial interest owners do not have the rights set forth in ASC 810-10-15-14(b)(1)(ii) – the beneficial owners can only remove the trustees if the trustees have engaged in fraud or gross negligence with respect to the trust and the beneficial owners have no substantive participating rights over the trustees.

The Advisor is the 100% direct/indirect owner of the MVP Parking DST, LLC (“DST Sponsor”), the MVP St. Louis Cardinal Lot Signature Trustee, LLC (“Signature Trustee”) and MVP St. Louis Cardinal Lot Master Tenant, LLC (the “Master Tenant”), who have no direct or indirect ownership in the Company. The Signature Trustee and the Master Tenant can direct the most significant activities of the DST.

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

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	June 30, 2019	December 31, 2018
	(Unaudited)	(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000	$11,512,000
Cash	31,000	32,000
Cash – restricted	20,000	15,000
Accounts receivable	--	141,000
Prepaid expenses	4,000	8,000
Total assets	$11,567,000	$11,708,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $50,000 as of the six months ended June 30, 2019 and $62,000 as of the year ended December 31, 2018.	$5,950,000	$5,945,000
Accounts payable and accrued liabilities	28,000	63,000
Due to related party	42,000	181,000
Total liabilities	6,020,000	6,189,000
Equity
Member’s equity	6,129,000	6,129,000
Offering costs	(574,000)	(574,000)
Accumulated earnings	802,000	606,000
Distributions to members	(810,000)	(642,000)
Total equity	5,547,000	5,519,000
Total liabilities and equity	$11,567,000	$11,708,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$191,000	$183,000	$373,000	$365,000
Expenses	(89,000)	(90,000)	(178,000)	(174,000)
Net income	$102,000	$93,000	$195,000	$191,000

Note M —Preferred Stock and Warrants

The Company reviewed the relevant ASC’s, specifically ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging, in connection with the presentation of the Series A and Series 1 preferred stock. Below is a summary of the Company’s preferred stock offerings.

Series A Preferred Stock

On November 1, 2016, the Company commenced an offering of up to $50 million in shares of the Company’s Series A Convertible Redeemable Preferred Stock (“Series A”), par value $0.0001 per share, together with warrants to acquire the Company’s common stock, in a Regulation D 506(c) private placement to accredited investors. In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company closed the offering on March 24, 2017 and raised approximately $2.5 million, net of offering costs, in the Series A private placements.

The holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. Since a Listing Event, as defined in the charter, did not occur by March 31, 2018, the cash dividend rate has been increased to 7.50%, until a Listing Event at which time, the annual dividend rate will be reduced to 5.75% of the Stated Value. Based on the number of Series A shares outstanding at June 30, 2019, the increased dividend rate will cost the Company approximately $13,000 more per quarter in Series A dividends.

Subject to the Company’s redemption rights as described below, each Series A share will be convertible into shares of the Company’s common stock, at the election of the holder thereof by written notice to the Company (each, a “Series A Conversion Notice”) containing the information required by the charter, at any time. Each Series A share will convert into a number of shares of the Company’s common stock determined by dividing (i) the sum of (A) 100% of the Stated Value, initially $1,000, plus (B) any accrued but unpaid dividends to, but not including, the date of conversion, by (ii) the conversion price for each share of the Company’s common stock (the “Series A Conversion Price”) determined as follows:

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

•	If a Series A Conversion Notice with respect to any Series A share is received the Series A Conversion Price will be equal to 100% of the Company’s net asset value per share.

The Company’s Series A Preferred stock has been eligible for conversion since March 24, 2019.  As of filing date, the Company has not received any requests to convert.

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

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2019, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at June 30, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

Series 1 Preferred Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share. On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company’s common stock, to accredited investors. On January 31, 2018 the Company closed this offering.

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company’s common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value. Based on the number of Series 1 shares outstanding at June 30, 2019, the increased dividend rate cost the Company approximately $150,000 more per quarter in Series 1 dividends.

Subject to the Company’s redemption rights as described below, each Series 1 share will be convertible into shares of the Company’s common stock, at the election of the holder thereof by written notice to the Company (each, a “Series 1 Conversion Notice”) containing the information required by the charter, at any time. Each Series 1 share will convert into a number of shares of the Company’s common stock determined by dividing (i) the sum of (A) 100% of the Stated Value, initially $1,000, plus (B) any accrued but unpaid dividends to, but not including, the date of conversion, by (ii) the conversion price for each share of the Company’s common stock (the “Series 1 Conversion Price”) determined as follows:

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

•	If a Series 1 Conversion Notice is received the Series 1 Conversion Price for such Share will be equal to 100% of the Company’s net asset value per share, or NAV per share.

The Company’s Series 1 Preferred stock has been eligible for conversion since April 7, 2019.  As of filing date, the Company has not received any requests to convert.

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2019, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at June 30, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

Note N — Legal

Federal Action

On March 12, 2019, stockholder SIPDA Revocable Trust (“SIPDA”) filed a purported class action complaint in the United States District Court for the District of Nevada, against the Company and certain of its current and former officers and directors.  The complaint purports to assert class action claims on behalf of all public shareholders of the Company and MVP I between August 11, 2017 and December 15, 2017 in connection with the proxy statements filed with the SEC to obtain shareholder approval for the merger of the Company and MVP I (the "proxy statements").  The complaint alleges, among other things, that the proxy statements failed to disclose that two major reasons for the merger and certain charter amendments implemented in connection therewith were (i) to facilitate the execution of an amended advisory agreement that allegedly is designed to benefit Mr. Shustek financially in the event of an internalization and (ii) to give Mr. Shustek the ability to cause the Company to internalize based on terms set forth in the amended advisory agreement.

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

On June 13, 2019, the court granted SIPDA’s motion for Appointment as Lead Plaintiff.  The litigation is still at a preliminary stage. The Company and the Board of Directors have reviewed the allegations in the complaint and believe the claims asserted against them in the complaint are without merit and intend to vigorously defend this action.

Maryland Actions

On May 31, 2019, and June 27, 2019, alleged stockholders filed class action lawsuits alleging direct and derivative claims against the Company, certain of our officers and directors, MVP Realty Advisors, Vestin Realty Mortgage I, and Vestin Realty Mortgage II in the Circuit Court for Baltimore City, captioned Arthur Magowski v. The Parking REIT, Inc., et. al, No. 24-C-19003125 (filed on May 31, 2019) (the “Magowski Complaint”) and Michelle Barene v. The Parking REIT, Inc., et. al, No. 24-C-19003527 (filed on June 27, 2019) (the “Barene Complaint”).

The Magowski Complaint asserts direct claims on behalf of all stockholders (other than the defendants and persons or entities related to or affiliated with any defendant) for breach of fiduciary duty and unjust enrichment arising from the Company’s decision to internalize its advisory function. In this Complaint, Plaintiff Magowski asserts that the stockholders have been directly injured by the internalization and related transactions. The Barene Complaint asserts both direct and derivative claims for breach of fiduciary duty arising from substantially similar allegations as those contained in the Magowski Complaint. The direct claims are asserted on behalf of the same class of stockholder as the direct claims in the Magowski Complaint, and the derivative claims in the Barene Complaint are asserted on behalf of the Company.

The Magowski and Barene Complaints seek, among other things, damages; declaratory relief; equitable relief to reverse and enjoin the internalization transaction; and the payment of reasonable attorneys' fees, accountants' and experts' fees, costs and expenses.  The actions are at a preliminary stage. The Company and the board of directors intend to vigorously defend against these lawsuits.

The Magowski Complaint also previewed that a stockholder demand would be made on the Board to take action with respect to claims belonging to the Company for the alleged injury to the Company. On June 19, 2019, Magowski submitted a formal demand letter to the Board asserting the same alleged wrongdoing as alleged in the Magowski Complaint and demanding that the Board investigate the alleged wrongdoing and take action to remedy the alleged injury to the Company. The demand includes that claims be initiated against the same defendants as are named in the Magowski Complaint. In response to this stockholder demand letter, on July 16, 2019, the Board established a demand review committee of two independent directors to investigate the allegations of wrongdoing made in the letter and to make a recommendation to the Board for a response to the letter. The work of the demand review committee is on-going.

SEC Investigation

On June 5, 2019, our chairman and chief executive officer, Michael V. Shustek, received a subpoena from the San Francisco Office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”), requesting the production of documents related to the Company and certain other entities and properties affiliated with Mr. Shustek, the Company, the Company’s sponsor and the Company’s former external manager in connection with a formal investigation being conducted by the SEC involving the Company.  On June 17, 2019, the Company received a substantially similar subpoena from the SEC, as did certain other entities affiliated with Mr. Shustek, the Company, the Company’s sponsor and the Company’s former external manager.  On July 1, 2019, Mr. Shustek received a second subpoena from the SEC requesting related documents on the same topics and entities.  In connection with each subpoena, the SEC stated that: “this investigation is a non-public, fact-finding inquiry. We are trying to determine whether there have been any violations of the federal securities laws. The investigation and the subpoena do not mean that we have concluded that the recipient of the subpoena or anyone else has violated the law. Also, the investigation does not mean that we have a negative opinion of any person, entity or security.”

The Company and Mr. Shustek intend to cooperate with the SEC in this matter.  However, the Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies, if any, that may be imposed on Mr. Shustek, the Company or any other entity arising out of the SEC investigation.

Nasdaq Notification Regarding Company’s Common Stock

Further, Nasdaq has informed the Company that (i) the Company’s common stock will not be approved for listing currently on the Nasdaq Global Market, and (ii) it is highly unlikely that the Company’s common stock would be approved for listing while the SEC investigation is ongoing.  There can be no assurance that the Company’s common stock will ever be approved for listing on the Nasdaq Global Market or any other stock exchange, even if the SEC investigation referred to above is completed and no wrongdoing is found and no action is taken in connection therewith against the Company, Mr. Shustek or any other person.

Note O — Deferred Management Internalization

Management Internalization

On March 29, 2019, the Company and the Advisor entered into definitive agreements to internalize the Company’s management function effective April 1, 2019 (the “Internalization”). Since their formation, under the supervision of the board of directors (the “Board of Directors”), the Advisor has been responsible for managing the operations of the Company and MVP I, which merged with a wholly owned indirect subsidiary of the Company in December 2017.  As part of the Internalization, among other things, the Company agreed with the Advisor to (i) terminate the Second Amended and Restated Advisory Agreement, dated as of May 26, 2017 and, for the avoidance of doubt, the Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, which by its terms would have become effective only upon a listing of the Company’s common stock on a national securities exchange (collectively, the “Management Agreements”), each entered into among the Company, the Advisor and MVP REIT II Operating Partnership, LP (the “Operating Partnership”); (ii) extend employment to the executives and other employees of the Advisor; (iii) arrange for the Advisor to continue to provide certain services with respect to outstanding indebtedness of the Company and its subsidiaries; and (iv) lease the employees of the Advisor for a limited period of time prior to the time that such employees become employed by the Company.

Contribution Agreement

On March 29, 2019, the Company entered into a Contribution Agreement (the "Contribution Agreement") with the Manager, Vestin Realty Mortgage I, Inc. ("VRTA") (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. ("VRTB") (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the Manager 1,600,000 shares of Common Stock as the Consideration. The Consideration is issuable in four equal installments. The first installment of 400,000 shares of Common Stock was issued on the Effective Date. The remaining installments will be issued on December 31, 2019, December 31, 2020 and December 31, 2021 (or if December 31st is not a business day, the day that is the last business day of such year). If requested by the Company in connection with any contemplated capital raise by the Company, the Manager has agreed not to sell, pledge or otherwise transfer or dispose of any of the Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. See the 8-K filed on April 3, 2019 for more information regarding the Management Internalization.

The Internalization transaction closed on April 1, 2019, and the following table shows the Internalization Consideration to be paid in aggregate to the Manager. The first installment of 400,000 shares of Common Stock was issued to the Manager on April 1, 2019.

	Number of shares		Internalization Contribution
Internalization consideration in common stock at $17.50	1,100,000	(1)	$19,250,000
Internalization consideration in common stock at $25.10	500,000	(2)	12,550,000
Total internalization consideration	1,600,000		$31,800,000

Internalization consideration issued April 1, 2019 at $17.50	(400,000)		(7,000,000)
Deferred management internalization at June 30, 2019	1,200,000		$24,800,000

1) The Company has the right to purchase 1,100,000 of these shares at $17.50 per share which potentially limits the cost to the Company.
2) $25.10 is the Company's stated NAV as of May 28, 2019.

The following table reflects the impact of the first installment of the Internalization Consideration issued on April 1, 2019:

	Shares outstanding March 31, 2019	Internalization Consideration in shares	Post Internalization shares outstanding April 1, 2019
Common Stock	6,540,364	400,000	6,940,364

Note P — Subsequent Events

On August 8, 2019, the Board of Directors (the “Board”) of the Parking REIT, Inc. received a letter from Hilda Delgado pursuant to which she resigned as an independent director from the Board, effective immediately. At the time of her resignation, Ms. Delgado served as a member of the Audit Committee of the Board and as a member of the Compensation Committee of the Board.

In connection with her resignation, Ms. Delgado indicated that she is no longer able to devote the time and effort required to adequately fulfill her duties as a member of the Board, and that her resignation is in no part due to any disagreement with the Company.  A copy of Ms. Delgado’s resignation letter is attached as Exhibit 17.1 to this Quarterly Report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and six months ended June 30, 2019 and 2018.  This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2018. As used herein, the terms "we," "our" and "us" refer to The Parking REIT, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which the Company refers to as the "operating limited partnership," and to their subsidiaries.

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

The forward-looking statements included herein are based upon the Company’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

•	the fact that the Company has a limited operating history, as property operations began in 2016;
•	the fact that the Company has experienced net losses since inception and may continue to experience additional losses;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
•	the outcome of pending litigation or investigations;
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in the Company’s portfolio;
•
risks inherent in the real estate business, including ability to secure leases or parking management contracts at favorable terms, tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•	competitive factors that may limit the Company’s ability to make investments or attract and retain tenants;
•	the Company’s ability to generate sufficient cash flows to pay distributions to the Company’s stockholders;
•	the Company’s failure to maintain status as a REIT;
•	the Company’s ability to successfully integrate pending transactions and implement an operating strategy;
•	the Company’s ability to list shares of common stock on a national securities exchange or complete another liquidity event;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
•	changes in interest rates;
•	changes to generally accepted accounting principles, or GAAP; and
•	potential adverse impacts from changes to the U.S. tax laws.

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

Overview

Commencing with its taxable year ending December 31, 2017, the Company has operated in a manner to qualify as a REIT. The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in parking properties that contain other sources of rental income, potentially including office, retail, storage, residential, billboard or cell towers. As of June 30, 2019, the Company held 44 properties in various cities, all of which are parking facilities. See note C – Commitments and Contingencies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

The Company was incorporated in Maryland on May 4, 2015 and is the sole member of the Operating Partnership. The Company owns substantially all of its assets and conduct its operations through the Operating Partnership. On May 26, 2017, the Company, MVP I, MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), and the Advisor entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which MVP I would merge with and into Merger Sub (the “Merger”). On December 15, 2017, the Merger was consummated. Following the Merger, the Company contributed 100% of its equity interests in Merger Sub to the Operating Partnership.

The Company was externally managed by MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the “Advisor”), a Nevada limited liability company prior to the management Internalization that became effective on April 1, 2019. The Advisor was responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to the restated advisory agreement among the Company, the Operating Partnership and the Advisor. As a result of the management Internalization, the Company will no longer incur an asset management fee equal to 1.1% of the cost of all assets held by the Company, effective April 1, 2019.  See Note A — Organization and Business Operations and Note P – Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2017.

Investment Objectives

The Company’s primary investment objectives are to:

•	preserve capital;
•	realize growth in the value of the Company’s investments; and
•	generate current income.

Investment Strategy

The Company’s investment strategy focuses, and will continue to focus, primarily on acquiring, owning and managing parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in parking properties that contain other sources of rental income, potentially including office, retail, storage, residential, billboard or cell towers. No more than 10% of the proceeds of the Common Stock Offering are authorized to be used for investment in Canadian properties. The Company intends to focus primarily on investing in income-producing parking lots and garages with air rights in central business districts. The Company generally seeks geographically targeted investments that present key demand drivers, which are expected to generate steady cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following demand drivers:

•	Downtown core
•	Government buildings and courthouses
•	Sporting venues
•	Hospitals
•	Hotels

Investment Criteria

The Company will focus on acquiring properties that meet the following criteria:

•	properties that generate current cash flow;
•	properties that are located in populated metropolitan areas; and
•
while the Company may acquire properties that require renovation, the Company will only do so if the Company anticipates the properties will produce income within 12 months of the Company’s acquisition.

The foregoing criteria are guidelines, and Management and the Company’s board of directors may vary from these guidelines to acquire properties which they believe represent value opportunities.

Management Internalization

On March 29, 2019, the Company and the Advisor entered into definitive agreements to internalize the Company’s management function effective April 1, 2019 (the “Internalization”). Since their formation, under the supervision of the board of directors (the “Board of Directors”), the Advisor has been responsible for managing the operations of the Company and MVP I, which merged with a wholly owned indirect subsidiary of the Company in December 2017.  As part of the Internalization, among other things, the Company agreed with the Advisor to (i) terminate the Second Amended and Restated Advisory Agreement, dated as of May 26, 2017 and, for the avoidance of doubt, the Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, which by its terms would have become effective only upon a listing of the Company’s common stock on a national securities exchange (collectively, the “Management Agreements”), each entered into among the Company, the Advisor and MVP REIT II Operating Partnership, LP (the “Operating Partnership”); (ii) extend employment to the executives and other employees of the Advisor; (iii) arrange for the Advisor to continue to provide certain services with respect to outstanding indebtedness of the Company and its subsidiaries; and (iv) lease the employees of the Advisor for a limited period of time prior to the time that such employees become employed by the Company.

Contribution Agreement

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the Manager, Vestin Realty Mortgage I, Inc. ("VRTA") (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. ("VRTB") (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the Manager 1,600,000 shares of Common Stock as the Consideration. The Consideration is issuable in four equal installments. The first installment of 400,000 shares of Common Stock was issued on the Effective Date. The remaining installments will be issued on December 31, 2019, December 31, 2020 and December 31, 2021 (or if December 31st is not a business day, the day that is the last business day of such year). If requested by the Company in connection with any contemplated capital raise by the Company, the Manager has agreed not to sell, pledge or otherwise transfer or dispose of any of the Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. See the 8-K filed on April 3, 2019 for more information regarding the Management Internalization.

The Internalization transaction closed on April 1, 2019, and the first installment of 400,000 shares of Common Stock was issued to the Manager on April 1, 2019.  See Note O — Management Internalization in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Results of Operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues
Base rent income	$5,036,000	$4,803,000	$233,000	5%
Percentage rent income	410,000	391,000	19,000	5%
Total revenues	$5,446,000	$5,194,000	$252,000	5%

Rental revenue

The increase of approximately $0.3 million in rental revenues is mainly attributable to the acquisition of a property in June 2018.  Additionally, decreases due to properties sold in 2018 were offset by more favorable terms agreed upon for certain leases within the portfolio, which were renewed during 2018.

On December 5, 2018 the operating lease of MVP PF St. Louis 2013, LLC (“MVP St. Louis”) by SP+ expired. Upon the expiration of the operating lease, MVP St. Louis entered into a new modified triple net (“Mod NNN”) operating lease with SP+. The term of the lease is 5 years with the option of one five-year extension. SP+ will pay annual rent of $450,000. In addition, the lease provides percentage rent with MVP St. Louis receiving 70% of gross receipts over $650,000 per lease year. The tenant is responsible for paying property taxes up to $60,000.

On January 31, 2019 the operating lease of MVP PF Ft. Lauderdale 2013, LLC (“MVP Ft. Lauderdale”) by SP+ expired. Upon the expiration of the operating lease, MVP Ft. Lauderdale entered into a new double net (“NN”) operating lease with Lanier Parking Solutions (“Lanier”). The term of the lease is 5 years. Lanier will pay annual rent of $70,000. In addition, the lease provides percentage rent with MVP Ft. Lauderdale receiving 70% of gross receipts over $140,000 per lease year.

On February 28, 2019 the operating lease of MVP PF Memphis Court 2013, LLC (“MVP Memphis Court”) by SP+ was cancelled. Upon the cancellation of the operating lease, MVP Memphis Court entered into a triple net (“NNN”) lease agreement with Premium Parking of Memphis, LLC (“Premium Parking”). The term of the lease will be for 5 years. Premium Parking will pay annual rent of $3,000. In addition, the lease provides percentage rent with MVP Memphis Court receiving 60% of gross receipts over $3,000 per lease year. Should monthly gross receipts exceed $4,500 for six consecutive months during the term, monthly rent shall adjust for the remainder of the term to $2,500 (“Adjusted Minimum Monthly Rent”), plus percentage rent of 65% of gross receipts in excess of the Adjusted Minimum Monthly Rent.

On February 28, 2019 the operating lease of MVP PF Memphis Poplar 2013, LLC (“MVP Memphis Poplar”) by Best Park, Inc. expired. Upon the expiration of the operating lease MVP Memphis Poplar entered into a Mod NNN lease agreement with Premium Parking of Memphis, LLC (“Premium Parking”). The term of the lease is 5 years. Premium Parking will pay annual rent of $320,000. In addition, the lease provides percentage rent with MVP Memphis Poplar receiving 65% of gross receipts over $390,000 per lease year. The tenant is responsible for paying property taxes up to $40,000.

For additional information see Note D – Investments in Real Estate, Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

During the three months ended June 30, 2019 and 2018 the Company received percentage rent on the following properties:

	For the Three Months Ended June 30
	2019	2018	$ Change	% Change
Percentage rent income
MVP PF St. Louis 2013 (a)	$--	$16,000	$(16,000)	(100%)
MVP St. Louis Convention (b)	--	13,000	(13,000)	(100%)
MVP St. Louis Lucas (b)	--	51,000	(51,000)	(100%)
MVP Cleveland West 9th (c)	11,000	--	11,000	100%
MVP St. Paul Holiday	25,000	36,000	(11,000)	(31%)
MVP Detroit Center Garage (d)	374,000	275,000	99,000	36%
Total revenues	$410,000	$391,000	$19,000	5%

a)	New lease terms with increase to monthly base rent and higher breakpoint for percentage rent.
b)	Property sold during June 2018.
c)	Improved operations by tenant.
d)	Increase in collections by tenant on monthly parking contracts.

	For the Three Months Ended June 30
	2019	2018	$ Change	% Change
Operating expenses
Property taxes	$727,000	$659,000	$68,000	10%
Property operating expense	357,000	428,000	(71,000)	(17%)
Asset management expense – related party	--	855,000	(855,000)	(100%)
General and administrative	1,262,000	785,000	477,000	61%
Professional fees	1,201,000	933,000	268,000	29%
Management internalization	31,866,000	100,000	31,766,000	n/a
Acquisition expenses	246,000	187,000	59,000	32%
Depreciation and amortization	1,283,000	1,197,000	86,000	7%
Impairment	952,000	--	952,000	100%
Total operating expenses	37,894,000	5,144,000	32,750,000	637%
Income (loss) from operations	$(32,448,000)	$50,000	$(32,498,000)	n/a

To the extent that the Company continues to acquire new properties, the Company expects to see operations and maintenance and depreciation expenses increase.

Property taxes

The increase in property taxes in 2019 compared to 2018 is attributable primarily to the increase of assessed property values or increased tax rates, which resulted in an increase in property tax expense in certain municipalities and the acquisition of a property in June 2018.

Property operating expense

The decrease in property operating expense in 2019 compared to 2018 is attributable primarily to sold properties in the prior year, which accounted for lower operating expenses in the three months ended June 30, 2019 compared to the same period in 2018.

Asset management expense – related party

The decrease in asset management fee is due to the Internalization, as a result of which the Company will no longer incur an asset management expense beginning April 1, 2019.

See Note E — Related Party Transactions and Arrangements in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for further discussion.

General and administrative

A significant portion of the increase in general and administrative expenses of approximately $0.3 million was attributable to an increase in payroll resulting from the Internalization of the Advisor and the addition of officer salaries.  Additionally, due to the Internalization, the Company is now responsible for additional expenses previously paid by the Advisor, including rent, office equipment, utilities and other expenses.

Asset management expense, general and administrative expenses and professional fees, in aggregate, were approximately $2.5 million and $2.6 million during the three months ended June 30, 2019 and 2018, respectively.

Professional fees

The increase in professional fees was primarily due to legal expenses incurred relating to lawsuits filed in 2019 which were not incurred in 2018.

See Note N – Legal in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Management internalization

The Company was externally managed by the Advisor prior to the management Internalization that became effective on April 1, 2019.   These expenses include (i) the Internalization Consideration to be paid in aggregate to the Manager and (ii) professional fees incurred to complete the Internalization of the Company’s management. See Note A — Organization and Business Operations and Note P – Subsequent Events and Note O – Deferred Management Internalization in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Acquisition expenses

Acquisition expenses related to purchased properties are capitalized with the investment in real estate. Acquisition expenses incurred during the three months ended June 30, 2019 and 2018 relate solely to dead deals.

Depreciation and amortization expenses

The increase in depreciation and amortization expenses was due to the properties acquired during the remaining portion of the second half of 2018 and assets placed in service following the completion of construction projects or general improvements on properties already held.

Impairment

During the three months ended June 30, 2019, the Company recorded asset impairment charges totaling approximately $952,000. These impairment charges consisted of $558,000 associated with the Memphis Court lot, $344,000 associated with the San Jose 88 garage and $50,000 associated with the St. Louis Washington lot. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs. The Company recorded no impairment charges for the three months ended June 30, 2018. See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Three Months Ended June 30
	2019	2018	$ Change	% Change
Other income (expense)
Interest expense	$(2,433,000)	$(2,219,000)	$(214,000)	10%
Gain from sale of investment in real estate	--	1,009,000	(1,009,000)	(100%)
Other income	--	55,000	(55,000)	(100%)
Income from DST	48,000	50,000	(2,000)	(4%)
Total other expense	$(2,385,000)	$(1,105,000)	$(1,280,000)	116%

Interest expense

The Company’s total debt (long-term debt) was approximately $163 million as of June 30, 2019 compared to approximately $158 million (long-term debt) as of June 30, 2018. The increase in interest expense of approximately $0.2 million for the three months ended June 30, 2019, as compared to the same period in 2018, is primarily attributable to the Company’s increased use of debt on properties.

To maximize the use of cash, the Company will continue to look for opportunities to utilize debt financing in future acquisitions, including use of long-term debt. The interest expense will vary based on the amount of the Company’s borrowings and current interest rates at the time of financing. The Company will seek to secure appropriate leverage with the lowest interest rate available. The terms of the loans will vary depending on the quality of the applicable property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking leases. There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all.

Interest expense recorded for the three months ended June 30, 2019 includes amortization of loan issuance costs. Total amortization of loan issuance cost for the three months ended June 30, 2019 and 2018 was approximately $0.2 million and $0.4 million, respectively.

For additional information see Note J – Notes Payable in Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

Gain from sale of investment in real estate

During June 2018, the Company sold two surface lots in St. Louis for $8.5 million, which resulted in a gain from sale of investments of real estate of approximately $1.0 million.  No sales have occurred during the three or six months ended June 30, 2019.

Other income

During May 2018, the Company received a rebate of approximately $5,000 for the completion of a project to replace and improve the lighting of Cleveland Lincoln Garage. In addition, the Company also received $50,000 from PCAM, LLC for the early termination of the lease of MVP Milwaukee Wells.

Results of Operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues
Base rent income	$10,090,000	$9,519,000	$571,000	6%
Percentage rent income	711,000	766,000	(55,000)	(7%)
Total revenues	$10,801,000	$10,285,000	$516,000	5%

Rental revenue

The increase of approximately $0.5 million in rental revenues is mainly attributable to the acquisition of a property in June 2018.  Additionally, decreases due to properties sold in 2018 were offset by more favorable terms agreed upon for certain leases within the portfolio, which were renewed during 2018.

On December 5, 2018 the operating lease of MVP PF St. Louis 2013, LLC (“MVP St. Louis”) by SP+ expired. Upon the expiration of the operating lease, MVP St. Louis entered into a new modified triple net (“Mod NNN”) operating lease with SP+. The term of the lease is 5 years with the option of one five-year extension. SP+ will pay annual rent of $450,000. In addition, the lease provides percentage rent with MVP St. Louis receiving 70% of gross receipts over $650,000 per lease year. The tenant is responsible for paying property taxes up to $60,000.

On January 31, 2019 the operating lease of MVP PF Ft. Lauderdale 2013, LLC (“MVP Ft. Lauderdale”) by SP+ expired. Upon the expiration of the operating lease, MVP Ft. Lauderdale entered into a new double net (“NN”) operating lease with Lanier Parking Solutions (“Lanier”). The term of the lease is 5 years. Lanier will pay annual rent of $70,000. In addition, the lease provides percentage rent with MVP Ft. Lauderdale receiving 70% of gross receipts over $140,000 per lease year.

On February 28, 2019 the operating lease of MVP PF Memphis Court 2013, LLC (“MVP Memphis Court”) by SP+ was cancelled. Upon the cancellation of the operating lease, MVP Memphis Court entered into a triple net (“NNN”) lease agreement with Premium Parking of Memphis, LLC (“Premium Parking”). The term of the lease will be for 5 years. Premium Parking will pay annual rent of $3,000. In addition, the lease provides percentage rent with MVP Memphis Court receiving 60% of gross receipts over $3,000 per lease year. Should monthly gross receipts exceed $4,500 for six consecutive months during the term, monthly rent shall adjust for the remainder of the term to $2,500 (“Adjusted Minimum Monthly Rent”), plus percentage rent of 65% of gross receipts in excess of the Adjusted Minimum Monthly Rent.

On February 28, 2019 the operating lease of MVP PF Memphis Poplar 2013, LLC (“MVP Memphis Poplar”) by Best Park, Inc. expired. Upon the expiration of the operating lease MVP Memphis Poplar entered into a Mod NNN lease agreement with Premium Parking of Memphis, LLC (“Premium Parking”). The term of the lease is 5 years. Premium Parking will pay annual rent of $320,000. In addition, the lease provides percentage rent with MVP Memphis Poplar receiving 65% of gross receipts over $390,000 per lease year. The tenant is responsible for paying property taxes up to $40,000.

For additional information see Note D – Investments in Real Estate, Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

During the six months ended June 30, 2019 and 2018 the Company received percentage rent on the following properties:

	For the Six Months Ended June 30
	2019	2018	$ Change	% Change
Percentage rent income
MVP PF St. Louis 2013 (a)	$--	$16,000	$(16,000)	(100%)
MVP Ft Worth Taylor (b)	8,000	22,000	(14,000)	(64%)
MVP St. Louis Convention (c)	--	60,000	(60,000)	(100%)
MVP St. Louis Lucas (c)	--	60,000	(60,000)	(100%)
MVP Milwaukee Arena (d)	30,000	25,000	5,000	20%
MVP Denver 1935 Sherman (e)	9,000	6,000	3,000	50%
MVP Cleveland West 9th (f)	11,000	--	11,000	100%
MVP San Jose 88 Garage (g)	--	24,000	(24,000)	(100%)
MVP St. Paul Holiday	25,000	36,000	(11,000)	(31%)
MVP Detroit Center Garage (h)	590,000	517,000	73,000	14%
MVP New Orleans Rampart (i)	38,000	--	38,000	100%
Total revenues	$711,000	$766,000	$(55,000)	(7%)

a)	New lease terms with increase to monthly base rent and higher break point for percentage rent.
b)	Timing of tenant’s collections.
c)	Property sold during June 2018.
d)	The new Fiserv Forum Arena became fully operational in late August 2018, which had a positive impact on operations, a trend expected to continue.
e)	Improved operations by tenant.
f)	Increased volume in area due to additional multi-tenant apartment complex and decrease in competing surface lots.
g)	Due to construction on the property the new revenue control system experienced some technical difficulties which have been repaired and are not anticipated to impede percentage rent in the future.

h)	Heavy snow in the first quarter had impact on transient parking offset by increase in collections by tenant on monthly parking contracts.
i)	Initial lease year reporting percentage rent.

	For the Six Months Ended June 30
	2019	2018	$ Change	% Change
Operating expenses
Property taxes	$1,520,000	$1,295,000	$225,000	17%
Property operating expense	736,000	736,000	--	--
Asset management expense – related party	854,000	1,687,000	(833,000)	(49%)
General and administrative	2,112,000	1,892,000	220,000	12%
Professional fees	1,729,000	2,854,000	(1,125,000)	(39%)
Management internalization	32,004,000	100,000	31,904,000	n/a
Acquisition expenses	250,000	404,000	(154,000)	(38%)
Depreciation and amortization	2,591,000	2,391,000	200,000	8%
Impairment	952,000	--	952,000	100%
Total operating expenses	42,748,000	11,359,000	31,389,000	276%
Income (loss) from operations	$(31,947,000)	$(1,074,000)	$(30,873,000)	n/a

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

Property operating expense

The decrease in property operating expense in 2019 compared to 2018 is attributable primarily to sold properties in the six months ended June 30, 2019 compared to same period in 2018.

Asset management expense – related party

The decrease in asset management expense is due to the Internalization, as a result of which the Company will no longer incur an asset management expense beginning April 1, 2019.

See Note E — Related Party Transactions and Arrangements in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for further discussion.

General and administrative

A significant portion of the increase in general and administrative expenses of approximately $0.2 million relating to an internal investigation conducted by the Audit Committee during 2018, see Form 8-K filed by the Company dated April 29, 2018. Additionally, due to the Internalization, the Company is now responsible for additional expenses previously paid by the Advisor, including rent, office equipment, utilities and other expenses.

Asset management expense, general and administrative expenses and professional fees, in aggregate, were approximately $4.7 million and $6.4 million during the six months ended June 30, 2019 and 2018, respectively.

Professional fees

The decrease in professional fees was due to the incurrence of internal investigation costs in 2018, which were not incurred in 2019.

Management internalization

The Company was externally managed by the Advisor prior to the management Internalization that became effective on April 1, 2019.  These expenses include (i) the Internalization Consideration to be paid in aggregate to the Manager and (ii) professional fees incurred to complete the Internalization of the Company’s management. See Note A — Organization and Business Operations and Note P – Subsequent Events and Note O – Deferred Management Internalization in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Acquisition expenses

Acquisition expenses related to purchased properties are capitalized with the investment in real estate. Acquisition expenses incurred during the three months ended March 31, 2019 and 2018 relate solely to dead deals.  The decrease in cost from the six months ended June 30, 2018 to the same period in 2019 of approximately $0.2 million is a result of reduced acquisition activity.

Depreciation and amortization expenses

The increase in depreciation and amortization expenses was due to the properties acquired during the second half of 2018 and assets placed in service following the completion of construction projects or general improvements on properties already held.

Impairment

During the six months ended June 30, 2019, the Company recorded asset impairment charges totaling approximately $952,000. These impairment charges consisted of $558,000 associated with the Memphis Court lot, $344,000 associated with the San Jose 88 garage and $50,000 associated with the St. Louis Washington lot. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs. The Company recorded no impairment charges for the six months ended June 30, 2018.  See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Six Months Ended June 30
	2019	2018	$ Change	% Change
Other income (expense)
Interest expense	$(4,789,000)	$(4,167,000)	$(622,000)	15%
Gain from sale of investment in real estate	--	1,009,000	(1,009,000)	(100%)
Other income	31,000	55,000	(24,000)	(44%)
Income from DST	118,000	102,000	16,000	16%
Total other expense	$(4,640,000)	$(3,001,000)	$(1,639,000)	55%

Interest expense

The Company’s total debt (long-term debt) was approximately $163 million as of June 30, 2019 compared to approximately $158 million (long-term debt) as of June 30, 2018. The increase in interest expense of approximately $0.6 million for the six months ended June 30, 2019, as compared to the same period in 2018, is primarily attributable to the Company’s increased use of debt on properties.

To maximize the use of cash, the Company will continue to look for opportunities to utilize debt financing in future acquisitions, including use of long-term debt. The interest expense will vary based on the amount of the Company’s borrowings and current interest rates at the time of financing. The Company will seek to secure appropriate leverage with the lowest interest rate available. The terms of the loans will vary depending on the quality of the applicable property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking leases. There is no assurance, however, that the Company will be able to secure additional financing on favorable terms or at all.

Interest expense recorded for the six months ended June 30, 2019 includes amortization of loan issuance costs. Total amortization of loan issuance cost for the six months ended June 30, 2019 and 2018 was approximately $0.4 million and $0.5 million, respectively.

For additional information see Note J – Notes Payable in Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

Gain from sale of investment in real estate

During June 2018, the Company sold two surface lots in St. Louis for $8.5 million, which resulted in a gain from sale of investments of real estate of approximately $1.0 million.  No sales have occurred during the three or six months ended June 30, 2019.

Other income

Upon completion of a project to replace and improve the lighting of the property located in Hawaii, the Company received a rebate of approximately $31,000 from Hawaii Energy.

Income from DST

During the Six months ended June 30, 2019, the Company recorded a one-time accrual of $18,000 for income from DST.

Rental Income and Property Gross Revenues

Since a majority of the Company’s property leases call for additional percentage rent, the Company monitors the gross revenue generated by each property on a monthly basis. The higher the property’s gross revenue the higher the Company’s potential percentage rent. The graph below shows the comparison of the Company’s quarterly rental income to the gross revenue generated by the properties.

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

In order to provide a more complete understanding of the operating performance of a REIT, NAREIT promulgated a measure known as FFO. FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, the Company believes that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of the Company’s performance relative to the Company’s competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than the Company does, making comparisons less meaningful.

The Investment Program Association (“IPA”) issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisition fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Management is responsible for managing interest rate, hedge and foreign exchange risk. To achieve the Company’s objectives, the Company may borrow at fixed rates or variable rates. In order to mitigate the Company’s interest rate risk on certain financial instruments, if any, the Company may enter into interest rate cap agreements and in order to mitigate the Company’s risk to foreign currency exposure, if any, the Company may enter into foreign currency hedges. The Company views fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Additionally, the Company believes it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations, assessments regarding general market conditions, and the specific performance of properties owned, which can change over time.

No less frequently than annually, the Company evaluates events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, the Company assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) expected from the use of the assets and the eventual disposition. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that because impairments are based on estimated future undiscounted cash flows and the relatively limited term of the Company’s operations, it could be difficult to recover any impairment charges through operational net revenues or cash flows prior to any liquidity event. The Company adopted the IPA MFFO Guideline as management believes that MFFO is a helpful indicator of the Company’s on-going portfolio performance. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings in accordance with GAAP. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or the Company’s future ability to pay the Company’s dividends. By providing FFO and MFFO, the Company presents information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of the Company’s portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of the Company’s performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and the Company believes it is often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of the Company’s operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•
Straight-line rent. Most of the Company’s leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these periodic minimum rent payment increases during the term of a lease are recorded to rental revenue on a straight-line basis in order to reconcile the difference between accrual and cash basis accounting. As straight-line rent is a GAAP non-cash adjustment and is included in historical earnings, it is added back to FFO to arrive at MFFO as a means of determining operating results of the Company’s portfolio.

•
Amortization of in-place lease valuation. As this item is a cash flow adjustment made to net income in calculating the cash flows provided by (used in) operating activities, it is added back to FFO to arrive at MFFO as a means of determining operating results of the Company’s portfolio.

•
Acquisition-related costs. The Company was organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to the Company’s stockholders. In the process, with respect to periods prior to the Internalization, the Company incurred non-reimbursable affiliated and non-affiliated acquisition-related costs, which, in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been funded with cash proceeds from the Common Stock and Preferred Offerings or included as a component of the amount borrowed to acquire such real estate. If the Company acquires a property after all offering proceeds from the Common Stock and Preferred Offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of the Company’s portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect the Company’s operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of the Company’s operating performance during periods in which acquisitions are made. However, it can provide an indication of the Company’s on-going ability to generate cash flow from operations and continue as a going concern after the Company ceases to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to the Company. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

For all of these reasons, the Company believes the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of the Company’s real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of the Company’s cash available to fund distributions since other uses of cash, such as capital expenditures at the Company’s properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as the Company’s prior Common Stock Offering where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if the Company does not continue to operate under the Company’s current business plan as noted above. MFFO is useful in assisting management and investors in assessing the Company’s ongoing ability to generate cash flow from operations and continue as a going concern in future operating periods, and, now that the Common Stock Offering and acquisition stages are complete, and NAV is disclosed. However, MFFO is not a useful measure in evaluating NAV because impairments are considered in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as a more prominent measure of performance than income (loss) from operations, net income (loss) or cash flows from operating activities and each should be reviewed in connection with GAAP measurements.

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

The Company’s calculation of FFO and MFFO attributable to common shareholders is presented in the following table for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to The Parking REIT, Inc. common shareholders	$(35,584,000)	$(1,800,000)	$(38,087,000)	$(5,388,000)
Add (Subtract):
Gain on Sale of real estate	--	(1,009,000)	--	(1,009,000)
Impairment of real estate	952,000	--	952,000	--
Depreciation and amortization expenses of real estate assets	1,283,000	1,197,000	2,591,000	2,391,000
FFO	$(33,349,000)	$(1,612,000)	$(34,544,000)	$(4,006,000)
Add (subtract):
Acquisition fees and expenses to non-affiliates	246,000	187,000	250,000	404,000
Change in Deferred Rental Assets	(7,000)	(19,000)	(22,000)	(43,000)
MFFO attributable to The Parking REIT, Inc. shareholders	$(33,110,000)	$(1,444,000)	$(34,316,000)	$(3,645,000)
Distributions paid to Common Shareholders	$--	$--	$--	$817,000

Liquidity and Capital Resources

The Company commenced operations on December 30, 2015.

The Company’s principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, capital expenditures, principal and interest on the Company’s outstanding indebtedness and the payment of distributions to the Company’s stockholders. Over time, the Company intends to generally fund its operating expenses from its cash flow from operations. The cash required for acquisitions and investments in real estate is funded primarily from the sale of shares of the Company’s common stock and preferred stock, including those shares offered for sale through the Company’s distribution reinvestment plan, dispositions of properties in the Company’s portfolio and through third party financing and the assumption of debt on acquired properties.

As disclosed in Note N - Legal in Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements of this Quarterly Report, Nasdaq has informed the Company that (i) the Company’s common stock will not be approved for listing currently on the Nasdaq Global Market, and (ii) it is highly unlikely that the Company’s common stock would be approved for listing while the SEC investigation is ongoing.  There can be no assurance that the Company’s common stock will ever be approved for listing on the Nasdaq Global Market or any other stock exchange, even if the SEC investigation referred to above is completed and no wrongdoing is found and no action is taken in connection therewith  against the Company, Mr. Shustek or any other person. In addition, there can be no assurance that cash distributions to the Company’s common stockholders will be resumed in the future. As a result, our ability to raise equity capital will be limited in the future and the Company may seek to raise additional funds through additional debt financings and the sale of assets.

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

As of June 30, 2019, the Company’s debt consisted of approximately $123.4 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs.

Sources and Uses of Cash

The following table summarizes the Company’s cash flows for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(2,214,000)	$(1,521,000)
Net cash used in investing activities	(762,000)	(27,757,000)
Net cash provided by financing activities	2,733,000	23,723,000

Comparison of the six months ended June 30, 2019, to the six months ended June 30, 2018

The Company’s cash and cash equivalents and restricted cash were approximately $9.2 million as of June 30, 2019, which was a decrease of approximately $2.0 million from the balance at June 30, 2018.

Cash flows from operating activities

Net cash used in operating activities for the six months ended June 30, 2019 was approximately $2.2 million, compared to approximately $1.5 million for the same period in 2018. The increase in cash used was primarily due to an increase in cash used of approximately $1.2 million to pay down accounts payable and accrued liabilities, an increase of approximately $1.2 million of cash used to fund an increase in prepaid expenses including approximately $1.8 million of prepaid directors and officers insurance premiums, other assets and accounts receivable partially offset by an increase in net loss and adjustments to reconcile net loss to cash of approximately $2.0 million.

Cash flows from investing activities

Net cash used in investing activities for the six months ended June 30, 2019 was approximately $0.8 million, compared to approximately $27.8 million of net cash used, to acquire investments, for the same period in 2018. The reduction in cash used was due primarily to the fact that no investments were acquired during the six months ended June 30, 2019.

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2019 was approximately $2.7 million compared to approximately $23.7 million during the same period in 2018. The reduction in cash provided by financing activities was primarily due to the fact that no preferred stock or other equity was issued during the six months ended June 30, 2019 compared to approximately $9.1 million of preferred stock issued during the same period in 2018 and a decrease in net proceeds from long term debt of approximately $12.7 million partially offset by a decrease of approximately $0.8 million in stock redemptions and distributions paid to shareholders during the six months ended June 30, 2019 compared to the same period in 2018.

Company Indebtedness

On February 8, 2019, subsidiaries of the Company, consisting of MVP PF St. Louis 2013, LLC (“MVP St. Louis”), and MVP PF Memphis Poplar 2013 (“MVP Memphis Poplar”), LLC entered into a loan agreement, dated as of February 8, 2019, with LoanCore Capital Credit REIT LLC (“LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan MVP St. Louis and MVP Memphis Poplar $5.5 million to repay and discharge the outstanding KeyBank loan agreement. The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by MVP St. Louis and MVP Memphis Poplar.

On June 25, 2019, MVP Ft Lauderdale PF 2013, LLC issued a promissory note to multiple lenders in the amount of $2.0 million. The note is a twelve month note with an interest rate of 8% and monthly interest only payments.

The loan with Bank of America for the MVP Detroit garage requires the Company to maintain $2.3 million in liquidity at all times, which is defined as unencumbered cash and cash equivalents. As of the date of this filing, the Company was in compliance with this lender requirement.

The Company’s secured mortgage debt of approximately $54.3 million and $58.6 million as of June 30, 2019 and December 31, 2018, respectively, require Mr. Shustek and the former Manager to continue to provide guarantees. In connection with the Contribution Agreement and the Internalization, Mr. Shustek and the former Manager will continue to provide such guarantees. For additional information regarding the Company’s indebtedness, please see Note J – Notes Payable in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

The Company will experience a relative decrease in liquidity as proceeds from its debt or equity financings are used to acquire and operate assets and may experience a temporary, relative increase in liquidity if and when investments are sold, to the extent such sales generate proceeds that are available for additional investments. Management may, but is not required to, establish working capital reserves from proceeds from any common or preferred stock offering or cash flow generated by the Company’s investments or out of proceeds from the sale of investments. The Company anticipates establishing a general working capital reserve in the future but is not required to as previously mentioned; however, the Company may establish capital reserves with respect to particular investments. The Company also may, but is not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. The Company’s lenders also may require working capital reserves.

To the extent that the working capital reserve is insufficient to satisfy the Company’s cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to certain exceptions and limitations, the Company may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unencumbered property or reinvest the proceeds of financing or refinancing in additional properties.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the Advisor and its affiliates in connection with the Company’s organization operations for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Asset Management Fees	$--	$855,000	$854,000	$1,687,000
Total	$--	$855,000	$854,000	$1,687,000

The Company ceased payment of asset management fees effective April 1, 2019, as a result of the Internalization.

Distributions and Stock Dividends

On March 22, 2018 the Company suspended the payment of distributions on its common stock. There can be no assurance that cash distributions to the Company’s common stockholders will be resumed in the future. The actual amount and timing of distributions, if any, will be determined by the Company’s board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, the Company’s distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for federal income tax purposes, the Company must make distributions equal to at least 90% of its REIT taxable income each year (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). In addition, the Company will be subject to corporate income tax to the extent the Company distributes less than 100% of the net taxable income including any net capital gain.

The Company is not currently and may not in the future generate sufficient cash flow from operations to fully fund distributions. All or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, borrowings, or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, (rather than a return on capital). If the Company pays distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted. The level of distributions will be determined by the board of directors and depend on several factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the board of directors.

Common Stock

From inception through June 30, 2019, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,826 shares of its common stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

The Company’s total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company’s DRIP are detailed below.

To date, all distributions were paid from offering proceeds and therefore represented a return of capital.

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$--	$--	$--	$(1,272,000)
2nd Quarter, 2019	--	--	--	(942,000)
Total 2019	$--	$--	$--	$(2,214,000)

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2018	$806,000	$418,000	$1,224,000	$(1,015,000)
2nd Quarter, 2018	--	--	--	(506,000)
3rd Quarter, 2018	--	--	--	663,000
4th Quarter, 2018	--	--	--	(813,000)
Total 2018	$806,000	$418,000	$1,224,000	$(1,671,000)

Preferred Series A Stock

The Company offered up to $50 million in shares of the Company’s Series A Convertible Redeemable Preferred Stock (“Series A”), par value $0.0001 per share, together with warrants to acquire the Company’s common stock, in a Regulation D 506(c) private placement to accredited investors. In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock. The Company commenced the private placement of the Shares to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placements.

The offering price was $1,000 per share. In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of August 12, 2019, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note M — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From initial issuance through June 30, 2019, the Company had declared distributions of approximately $450,000 of which approximately $436,000 had been paid to Series A stockholders.

	Total Series A Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$54,000	$(1,272,000)
2nd Quarter, 2019	54,000	(942,000)
Total 2019	$108,000	$(2,214,000)

	Total Series A Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2018	$41,000	$(1,015,000)
2nd Quarter, 2018	51,000	(506,000)
3rd Quarter, 2018	54,000	663,000
4th Quarter, 2018	54,000	(813,000)
Total 2018	$200,000	$(1,671,000)

Preferred Series 1 Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share. On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company’s common stock, to accredited investors. On January 31, 2018, the Company closed this offering. As of August 12, 2019, the Company had raised approximately $36.5 million, net of offering costs, in the Series 1 private placements and had 39,811 shares of Series 1 issued and outstanding.

The offering price is $1,000 per share. In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of August 12, 2019, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note M — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From issuance date through June 30, 2019, the Company had declared distributions of approximately $4.5 million of which approximately $4.3 million had been paid to Series 1 stockholders.

	Total Series 1 Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$697,000	$(1,272,000)
2nd Quarter, 2019	695,000	(942,000)
Total 2019	$1,392,000	$(2,214,000)

	Total Series 1 Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2018	$477,000	$(1,015,000)
2nd Quarter, 2018	639,000	(506,000)
3rd Quarter, 2018	697,000	663,000
4th Quarter, 2018	697,000	(813,000)
Total 2018	$2,510,000	$(1,671,000)

Related-Party Transactions and Arrangements

Prior to the Internalization, the Company had entered into agreements with affiliates of its Sponsor, whereby the Company would pay certain fees or reimbursements to the Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset management services and reimbursement of operating and offering related costs. For additional information see Note E — Related Party Transactions and Arrangements and Note P — Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees and the Internalization.

On November 5, 2016, the Company purchased 338,409 shares of MVP I’s common stock from an unrelated third party for $3.0 million or $8.865 per share. During the year ended December 31, 2017, the Company received approximately $189,000, in stock distributions, related to the Company’s ownership of MVP I common stock.

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

Income Taxes

Commencing with the taxable year ended December 31, 2017, the Company believes it has been organized and conducts operations to qualify as a REIT under Sections 856 to 860 of the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company’s REIT taxable income may substantially exceed or be less than the income calculated according to GAAP. In addition, the Company will be subject to corporate income tax to the extent that less than 100% of the net taxable income is distributed, including any net capital gain.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of June 30, 2019.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur. Because the Company is a REIT, it will generally not be subject to corporate level federal income taxes on earnings distributed to the Company’s stockholders and therefore may not realize any benefit from deferred tax assets arising during 2019 or any prior period in which a valid REIT election was in effect. The Company intends to distribute at least 100% of its taxable income annually and intends to do so for the tax year ending December 31, 2019 and in all future periods. The Company has placed a full valuation allowance on all of its deferred tax assets, and thus no asset is recorded on the Company’s balance sheet.

REIT Compliance

As discussed above, the Company believes that it has been organized and have operated in a manner that has enabled the Company to qualify as a REIT commencing with the taxable year ended December 31, 2017.  To qualify as a REIT for tax purposes, the Company is required to distribute at least 90% of its REIT taxable income to the Company’s stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). In addition, the Company will be subject to corporate income tax to the extent that the Company distributes less than 100% of the net taxable income including any net capital gain. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the Company’s REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on the taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2019, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at June 30, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 84,510 shares of common stock and would receive gross proceeds of approximately $2.1 million.

For additional information see “— Liquidity and Capital Resources” and “—Preferred Series A Stock” above and Note M — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for further discussion.

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2019, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at June 30, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

For additional information see “— Liquidity and Capital Resources” and “—Preferred Series A Stock” above and Note M — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for further discussion.

Critical Accounting Policies

The Company’s accounting policies have been established in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied, or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements.

Additionally, other companies may utilize different estimates that may impact comparability of the Company’s results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once the Company commences significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

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

The Company is required to make subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Purchase Price Allocation

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

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

The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

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

Contractual Obligations

As of June 30, 2019, the Company’s contractual obligations consisted of the mortgage notes secured by the acquired properties:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$162,880,000	$7,989,000	$46,191,000	$4,750,000	$103,950,000
Lines of credit:	--	--	--	--	--
Interest	--	--	--	--	--
Principal	--	--	--	--	--
Total	$162,880,000	$7,989,000	$46,191,000	$4,750,000	$103,950,000

Contractual obligations table amount does not reflect the unamortized loan issuance costs of approximately $2.3 million for notes payable as of June 30, 2019.

Subsequent Events

See Note P — Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various subsequent events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing the Company’s business plan, the Company expects that the primary market risk to which the Company will be exposed is interest rate risk. The Company’s primary interest rate exposure will be the one-month LIBOR.

As of June 30, 2019, the Company’s debt consisted of approximately $123.4 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs. The Company’s variable interest rate debt is related to the LoanCore loan, where the floating rate loan is set at one-month LIBOR plus 3.65%, with a LIBOR floor of 1.95% and the Company has purchased a rate cap that caps LIBOR at 3.50%. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value. Assuming no increase in the level of the Company’s variable debt, if interest rates increased by 1.0%, or 100 basis points, cash flow would decrease by approximately $0.4 million per year. At June 30, 2019 LIBOR was approximately 2.43%. Assuming no increase in the level of variable rate debt, if LIBOR were reduced to 1.95%, cash flow would increase by approximately $0.2 million per year.

The following tables summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company’s outstanding debt as of June 30, 2019:

Debt Maturity Schedule as of June 30, 2019
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt	$7,989,000	$44,133,000	$2,058,000	$2,252,000	$2,498,000	$103,950,000	$162,880,000	$158,147,000

Average interest rate	6.70%	6.08%	4.87%	4.88%	4.89%	4.97%

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2019, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II   OTHER INFORMATION

None.

ITEM 1.  LEGAL PROCEEDINGS

See Note N — Legal in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a description of a purported class action lawsuit that was filed on March 12, 2019.

The nature of the Company’s business exposes its properties, the Company, its Operating Partnership and its other subsidiaries to the risk of claims and litigation in the normal course of business. Other than as noted above or routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

ITEM 1A.  RISK FACTORS

The following risk factors are material changes only and should be read in conjunction with the risk factors in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Risks Related to an Investment in the Company

There are a number of pending legal matters involving us and our affiliates, which could distract our officers from attending to the Company's business and could have a material adverse effect on the Company.

The pending investigations and legal proceedings involving us and our affiliates could harm the reputation of the Company and may distract our management from attending to the Company's business. The adverse publicity arising out of the pendency of such investigations or proceedings could impair our ability to raise additional capital or purse liquidity transactions. The loss of key personnel or circumstances causing such personnel to otherwise become unavailable to manage our business, would result in the loss of experience, skill, resources, relationships and contacts of individuals that we believe are important to our investment and operating strategies.

On March 12, 2019, stockholder SIPDA Revocable Trust (“SIPDA”) filed a purported class action complaint in the United States District Court for the District of Nevada, against the Company and certain of its current and former officers and directors.  The complaint purports to assert class action claims on behalf of all public shareholders of the Company and MVP I between August 11, 2017 and December 15, 2017 in connection with the proxy statements filed with the SEC to obtain shareholder approval for the merger of the Company and MVP I (the "proxy statements").  The complaint alleges, among other things, that the proxy statements failed to disclose that two major reasons for the merger and certain charter amendments implemented in connection therewith were (i) to facilitate the execution of an amended advisory agreement that allegedly is designed to benefit Mr. Shustek financially in the event of an internalization and (ii) to give Mr. Shustek the ability to cause the Company to internalize based on terms set forth in the amended advisory agreement.

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

On June 13, 2019, the court granted SIPDA’s motion for Appointment as Lead Plaintiff.  The litigation is still at a preliminary stage. The Company and the Board of Directors have reviewed the allegations in the complaint and believe the claims asserted against them in the complaint are without merit and intend to vigorously defend this action.

On May 31, 2019, and June 27, 2019, alleged stockholders filed class action lawsuits alleging direct and derivative claims against the Company, certain of our officers and directors, MVP Realty Advisors, Vestin Realty Mortgage I, and Vestin Realty Mortgage II in the Circuit Court for Baltimore City, captioned Arthur Magowski v. The Parking REIT, Inc., et. al, No. 24-C-19003125 (filed on May 31, 2019) (the “Magowski Complaint”) and Michelle Barene v. The Parking REIT, Inc., et. al, No. 24-C-19003527 (filed on June 27, 2019) (the “Barene Complaint”).

The Magowski Complaint asserts direct claims on behalf of all stockholders (other than the defendants and persons or entities related to or affiliated with any defendant) for breach of fiduciary duty and unjust enrichment arising from the Company’s decision to internalize its advisory function. The Barene Complaint asserts both direct and derivative claims for breach of fiduciary duty arising from substantially similar allegations as those contained in the Magowski Complaint.

The Magowski and Barene Complaints seek, among other things, damages; declaratory relief; equitable relief to reverse and enjoin the internalization transaction; and the payment of reasonable attorneys' fees, accountants' and experts' fees, costs and expenses.  The actions are at a preliminary stage. The Company and the board of directors intend to vigorously defend against these lawsuits.

The Magowski Complaint also previewed that a stockholder demand would be made on the Board to take action with respect to claims belonging to the Company for the alleged injury to the Company, and that if the Board refused such demand, Magowski would pursue the claims in the Complaint derivatively on behalf of the Company. On June 19, 2019, Magowski submitted a formal demand letter to the Board asserting the same alleged wrongdoing as alleged in the Magowski Complaint and demanding that the Board investigate the alleged wrongdoing and take action to remedy the alleged injury to the Company. The letter demands, among other things, that claims be initiated against the same defendants as are named in the Magowski Complaint. In response to this stockholder demand letter, on July 16, 2019, the Board established a demand review committee of two independent directors to investigate the allegations of wrongdoing made in the letter and to make a recommendation to the Board for a response to the letter. The work of the demand review committee is ongoing.

On June 5, 2019, our chairman and chief executive officer, Michael V. Shustek, received a subpoena from the San Francisco Office of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”), requesting the production of documents related to the Company and certain other entities and properties affiliated with Mr. Shustek, the Company, the Company’s sponsor and the Company’s former external manager in connection with a formal investigation being conducted by the SEC involving the Company.  On June 17, 2019, the Company received a substantially similar subpoena from the SEC, as did certain other entities affiliated with Mr. Shustek, the Company, the Company’s sponsor and the Company’s former external manager.  On July 1, 2019, Mr. Shustek received a second subpoena from the SEC requesting related documents on the same topics and entities.  In connection with each subpoena, the SEC stated that: “this investigation is a non-public, fact-finding inquiry. We are trying to determine whether there have been any violations of the federal securities laws. The investigation and the subpoena do not mean that we have concluded that the recipient of the subpoena or anyone else has violated the law. Also, the investigation does not mean that we have a negative opinion of any person, entity or security.”

The Company and Mr. Shustek intend to cooperate with the SEC in this matter.  However, the Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies, if any, that may be imposed on Mr. Shustek, the Company or any other entity arising out of the SEC investigation.

Shares of our common stock are illiquid. No public market currently exists for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. It will be difficult for stockholders to sell shares, and if stockholders are able to sell shares, it will likely be at a substantial discount.

There is no current public market for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. Our charter limits stockholders' ability to transfer or sell shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding capital stock or more than 9.8% in value or number, whichever is more restrictive, of the aggregate of our outstanding common stock unless exempted prospectively or retroactively by our board of directors. These restrictions may inhibit large investors from desiring to purchase stockholders' shares. Moreover, our share repurchase program was suspended in May 2018, other than with respect to hardship repurchases in connection with a shareholders’ death.  It will be difficult for stockholders to sell shares promptly or at all. If stockholders are able to sell shares, stockholders will likely have to sell them at a substantial discount to their purchase price. It is also likely that stockholders' shares would not be accepted as the primary collateral for a loan.

In addition, Nasdaq has informed us that (i) our common stock will not be approved for listing currently on the Nasdaq Global Market, and (ii) it is highly unlikely that our common stock would be approved for listing while the SEC investigation is ongoing.  There can be no assurance that our common stock will ever be approved for listing on the Nasdaq Global Market or any other stock exchange, even if the SEC investigation referred to above is completed and no wrongdoing is found and no action is taken in connection therewith against us, Mr. Shustek or any other person.  Even if we are successful in listing our shares of common stock on a national securities exchange, we cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly after listing, including as a result of factors unrelated to our operating performance or prospects. From time to time our board of directors evaluates actions that could provide liquidity for our stockholders. However, our ability to achieve liquidity for our stockholders is subject to market conditions and legal requirements, and there can be no assurance that we will affect a liquidity event. If we do not successfully implement a liquidity event, our shares of common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their investments to cash easily and could suffer losses on their investments.

We have a limited operating history which makes our future performance difficult to predict.

We were formed on May 4, 2015 and merged with MVP REIT, Inc., which was formed on April 3, 2012, on December 15, 2017. In addition, our management function was internalized effective April 1, 2019. Accordingly, we have a limited operating history, particularly as an internally managed company. Stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by an affiliate of the former Advisor. Our lack of an operating history increases the risk and uncertainty that stockholders face in making or holding an investment in our shares.

Our cash distributions are not guaranteed and may fluctuate.

The Company's board of directors unanimously authorized a suspension of our cash distributions and stock dividends to holders of our common stock, effective as of March 22, 2018. Our board is focused on preserving capital in order to maintain sufficient liquidity to continue to operate the business and maintain compliance with debt covenants, including minimum liquidity covenants and to seek to enhance our value for stockholders through potential future acquisitions or other transactions. We expect that cash retained by the suspension of cash distributions will allow us to continue to pursue investment opportunities while also preparing for a possible liquidity event in the future. Our board will continue to evaluate our performance and expects to assess our distribution policy quarterly. There can be no assurance that we will resume payment of distributions to common stockholders at any time in the future, that any acquisitions will be completed on an attractive basis, or at all, or that any liquidity event will occur or when such event may occur.

We have paid, and may continue to pay, our distributions from sources other than cash flow from operations, which has reduced the funds available for the acquisition of properties and may reduce our stockholders' overall return.

Prior to suspending our payment of cash distributions to holders of our common stock, we had paid all of our cash distributions from sources other than cash flow from operations, including proceeds from issuance of our common and preferred shares. Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets. We have not placed a cap on the use of offering or other proceeds to fund distributions. Our long-term objective is to fund the payment of regular distributions to our stockholders from cash flow from our operations. However, we may not generate sufficient cash flow from operations to fund distributions. Therefore, if distributions resume, we may need to continue to utilize proceeds from the sale of securities or incur indebtedness to pay distributions. We can give no assurance that we will be able to pay distributions solely from our funds from operations in the future. If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and stockholders' overall return may be reduced.

We depend on our management team. The loss of key personnel could have a material adverse effect upon our ability to conduct and manage our business.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our management team in the identification and acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. The loss of services of one or more members of our key personnel or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, parking facility operators and managers and other industry personnel, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to stockholders in the future and the value of our common stock.

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

Moreover, we issued shares of our common stock under our distribution reinvestment plan and purchase shares of our common stock under our share repurchase plan (to the limited extent still in effect) based on the estimated NAV per share. Stockholders may pay more than realizable value when they purchase shares under our distribution reinvestment plan or receive less than realizable value for their investment when selling their shares under our share repurchase plan.

Risks Related to Conflicts of Interest

Our executive officers face conflicts of interest related to their positions and interests in our affiliates, which could hinder our ability to implement our business strategy and to generate returns to stockholders.

Our executive officers are also executive officers, directors, managers and key professionals of other affiliated entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time to time conflict with the duties that they owe to us. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) the timing and terms of the investment in or sale of an asset, (c) development of our properties by such affiliates, and (d) investments with such affiliates. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.

Further, our directors and officers and any of their respective affiliates are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition or sale of real estate investments or that otherwise compete with us.

The issuance of common stock as consideration in the Internalization has and will have a dilutive effect and we could incur other significant costs associated with the Internalization.

The issuances of shares of Common Stock as the consideration in connection with the Internalization had and will have a dilutive effect and will reduce the voting power and relative ownership percentage interests of holders of Common Stock prior to the Internalization.

In addition, following the Internalization, our direct expenses continue to include increased general and administrative costs. We also employ personnel are subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants. We have issued and may issue additional equity awards to officers, employees and consultants, which awards would decrease our net income and FFO and may further dilute a stockholder's investment.

Our independent board members reviewed and analyzed the estimated costs of Internalization and the anticipated and perceived benefits and savings associated therewith and compared them against the estimated costs of continuing to be externally managed. The costs of Internalization and cost savings estimates, however, were based upon certain assumptions, including regarding future growth, and may prove to be incorrect. If so, our income per share could be lower as a result of the Internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to our stockholders and the value of our shares.

The Internalization was only recently completed. We could have difficulty integrating these functions as a stand-alone entity, which could result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments.

As noted above, the Internalization is already the subject of litigation. Although we believe that the related claims are without merit, we could be forced to spend significant amounts of money defending such claims or other claims, which would reduce the amount of cash available for us to acquire assets and to pay distributions.

Stockholders' interest in us could be diluted if we issue additional shares, which could reduce the overall value of their investment.

Stockholders do not have preemptive rights to any shares issued by us in the future and generally have no appraisal rights. Our charter currently has authorized 100,000,000 shares of capital stock. Of the total number of shares of capital stock authorized, 98,999,000 shares are classified as common stock, par value $0.0001 per share; and 1,000,000 shares are classified as preferred stock, par value $0.0001 per share, within which (i) 97,000 shares are classified and designated as Series 1 Convertible Redeemable Preferred Stock, and (ii) 50,000 shares are classified and designated as Series A Convertible Redeemable Preferred Stock, and 1,000 shares are classified as convertible stock, par value $0.0001 per share. Subject to any limitations set forth under Maryland law, a majority of our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. A stockholder's interest in us may be diluted in the event that we (1) sell additional shares in the future, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to the Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Amended and Restated Advisory Agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In connection with the Internalization, we issued the former manager 400,000 shares of Common Stock and agreed to issue the former Advisor 400,000 additional shares of Common Stock on each of December 31, 2019, 2020 and 2021.  We have the option to repurchase up to 1,100,000 of such shares at a price equal to $17.50 but there can be no assurance that we will do so. Because of these and other reasons described in this "Risk Factors" section, stockholders should not expect to be able to own a significant percentage of our shares. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, stockholders also may experience dilution in the book value and fair mark value of, and the amount of distributions paid on, their shares.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company did not sell any of its equity securities during the quarter ended June 30, 2019 that were not registered under the Securities Act.

Use of Offering Proceeds

As of August 12, 2019, the Company had 6,933,254 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total net proceeds of approximately $188.7 million, less offering costs.

The following is a table of summary of offering proceeds from inception through June 30, 2019:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	2,851,238	$68,281,000
Redeemed Shares	--	(42,080)	(1,029,000)
DRIP shares	--	83,437	2,086,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,981,000
Dividend shares	--	153,826	3,845,000
Distributions	--	--	(8,805,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from Advisor	--	--	1,147,000
Shares added for Merger	--	3,887,513	85,701,000
Total	42,673	6,933,934	$188,665,000

From October 22, 2015 through June 30, 2019, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through June 30, 2019, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were approximately $187.8 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, of which the Company’s portion of the total purchase price for these parking facilities was approximately $320.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders. The ratio of the costs of raising capital to the capital raised is approximately 0.6%.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  MINE AND SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

As disclosed in Note P  — Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report, on August 8, 2019, the Board of Directors (the “Board”) of the Parking REIT, Inc. received a letter from Hilda Delgado pursuant to which she resigned as an independent director from the Board, effective immediately. At the time of her resignation, Ms. Delgado served as a member of the Audit Committee of the Board and as a member of the Compensation Committee of the Board.

In connection with her resignation, Ms. Delgado indicated that she is no longer able to devote the time and effort required to adequately fulfill her duties as a member of the Board, and that her resignation is in no part due to any disagreement with the Company.  A copy of Ms. Delgado’s resignation letter is attached as Exhibit 17.1 to this Quarterly Report.

The Company is not aware of any information that was required to be disclosed in a report on Form 8-K during the second quarter of 2019, that was not disclosed in a report on Form 8-K.

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

10.2(9)	Employee Leasing Agreement, dated as of March 29, 2019, by and between the Company and the Advisor
10.3(9)	Registration Rights Agreement, dated as of March 29, 2019, by and among the Company and the Holders party thereto.
10.4(9)	Termination Agreement, dated as of March 29, 2019, by and among the Company, the Operating Partnership and the Advisor.
10.5(9)	Employment Agreement, dated as of March 29, 2019, by and between the Company, the Operating Partnership and Michael V. Shustek.
10.6(9)	Employment Agreement, dated as of March 29, 2019, by and between the Company and Daniel Huberty.
10.7(9)	Employment Agreement, dated as of March 29, 2019, by and between the Company and James Kevin Bland.
17.1(*)	Director resignation letter, dated August 8, 2019
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) (17 CFR 240.13a-14(a)/17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) (17 CFR 240.13a-14(a)/17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) (17 CFR 240.13a-14(b)/17 CFR 240.15d-14(b)) and Section 906 of the Sarbanes-Oxley Act of 2002.

101(*)
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019, formatted in XBRL (extensible Business Reporting Language (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholder’s Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Chairman
Date:	August 12, 2019

By:	/s/ J. Kevin Bland
J. Kevin Bland
Chief Financial Officer
Date:	August 12, 2019