Form 10-Q
period 2019-11-13
Parking REIT, Inc.
filed 2019-11-13
CIK 1642985

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes [ X] No [   ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [   ] No [ X ]

As of November, 13, 2019, the registrant had 6,933,253 shares of common stock outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2019	As of December 31, 2018
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$136,607,000	$142,607,000
Buildings and improvements	168,361,000	170,206,000
Construction in progress	2,271,000	1,872,000
Intangible assets	2,288,000	2,288,000
	309,527,000	316,973,000
Accumulated depreciation	(10,758,000)	(7,110,000)
Total investments in real estate, net	298,769,000	309,863,000

Fixed assets, net of accumulated depreciation of $37,000 and $21,000 as of September 30, 2019 and December 31, 2018, respectively	26,000	42,000
Assets held for sale, net of accumulated depreciation of $212,000	3,738,000	--
Cash	6,358,000	5,106,000
Cash – restricted	3,365,000	4,329,000
Prepaid expenses	2,331,000	616,000
Accounts receivable	1,017,000	712,000
Investment in DST	--	2,821,000
Investment in DST – held for sale	2,839,000	--
Accounts receivable related parties	--	3,000
Other assets	112,000	79,000
Total assets	$318,555,000	$323,571,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $2.0 million and $2.4 million as of September 30, 2019 and December 31, 2018, respectively	$157,889,000	$155,961,000
Accounts payable and accrued liabilities	7,883,000	4,605,000
Accounts payable and accrued liabilities – related party	--	653,000
Deferred management internalization	24,800,000	--
Security deposits	139,000	139,000
Deferred revenue	170,000	93,000
Total liabilities	190,881,000	161,451,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of September 30, 2019 and December 31, 2018)	--	--
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of September 30, 2019 and December 31, 2018)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value 1,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 6,933,253 and 6,542,797 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	--	--
Additional paid-in capital	187,898,000	183,382,000
Accumulated deficit	(62,935,000)	(23,953,000)
Total The Parking REIT, Inc. Shareholders’ Equity	124,963,000	159,429,000
Non-controlling interest	2,711,000	2,691,000
Total equity	127,674,000	162,120,000
Total liabilities and equity	$318,555,000	$323,571,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Base rent income	$5,036,000	$4,992,000	$15,126,000	$14,511,000
Percentage rent income	1,045,000	1,010,000	1,756,000	1,776,000
Total revenues	6,081,000	6,002,000	16,882,000	16,287,000

Operating expenses
Property taxes	734,000	668,000	2,254,000	1,963,000
Property operating expense	421,000	305,000	1,157,000	1,041,000
Asset management expense – related party	--	313,000	854,000	2,000,000
General and administrative	1,625,000	893,000	3,737,000	3,167,000
Professional fees	3,869,000	328,000	5,598,000	2,875,000
Management internalization	--	25,000	32,004,000	50,000
Acquisition expenses	1,000	7,000	251,000	411,000
Depreciation and amortization	1,285,000	1,262,000	3,876,000	3,653,000
Impairment	500,000	--	1,452,000	--
Total operating expenses	8,435,000	3,801,000	51,183,000	15,160,000

Income (loss) from operations	(2,354,000)	2,201,000	(34,301,000)	1,127,000

Other income (expense)
Interest expense	(2,375,000)	(2,170,000)	(7,164,000)	(6,337,000)
Gain from sale of investment in real estate	2,294,000	962,000	2,294,000	1,971,000
Other income	50,000	7,000	81,000	62,000
Income from DST	52,000	52,000	170,000	154,000
Total other income (expense)	21,000	(1,149,000)	(4,619,000)	(4,150,000)

Net income (loss)	(2,333,000)	1,052,000	(38,920,000)	(3,023,000)
Less net income attributable to non-controlling interest	62,000	40,000	62,000	45,000
Net income (loss) attributable to The Parking REIT, Inc.’s stockholders	$(2,395,000)	$1,012,000	$(38,982,000)	$(3,068,000)

Preferred stock distributions declared - Series A	(54,000)	(54,000)	(162,000)	(151,000)
Preferred stock distributions declared - Series 1	(696,000)	(697,000)	(2,088,000)	(1,908,000)
Net income (loss) attributable to The Parking REIT, Inc.’s common stockholders	$(3,145,000)	$261,000	$(41,232,000)	$(5,127,000)

Basic and diluted income (loss) per weighted average common share:
Net income (loss) per share attributable to The Parking REIT, Inc.’s common stockholders - basic and diluted	$(0.45)	$0.04	$(6.06)	$(0.78)
Distributions declared per common share	$--	$--	$--	$0.12
Weighted average common shares outstanding, basic and diluted	6,933,520	6,549,512	6,804,228	6,552,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(UNAUDITED)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2018	42,673	$--	6,542,797	$--	$183,382,000	$(23,953,000)	$2,691,000	$162,120,000
Distributions to non-controlling interest	--	--	--	--	--	--	(11,000)	(11,000)
Redeemed shares	--	--	(2,433)	--	(60,000)	--	--	(60,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net loss	--	--	--	--	--	(1,753,000)	(1,000)	(1,754,000)
Balance, March 31, 2019	42,673	$--	6,540,364	$--	$182,572,000	$(25,706,000)	2,679,000	$159,545,000
Distributions to non-controlling interest	--	--	--	--	--	--	(15,000)	(15,000)
Issuance of common stock	--	--	400,000	--	7,000,000	--	--	7,000,000
Redeemed shares	--	--	(6,430)	--	(157,000)	--	--	(157,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net income (loss)	--	--	--	--	--	(34,834,000)	1,000	(34,833,000)
Balance, June 30, 2019	42,673	$--	6,933,934	$--	$188,665,000	$(60,540,000)	$2,665,000	$130,790,000
Distributions to non-controlling interest	--	--	--	--	--	--	(16,000)	(16,000)
Issuance of common stock	--	--	--	--	--	--	--	--
Redeemed shares	--	--	(681)	--	(17,000)	--	--	(17,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net income (loss)	--	--	--	--	--	(2,395,000)	62,000	(2,333,000)
Balance, September 30, 2019	42,673	$--	6,933,253	$--	$187,898,000	$(62,935,000)	$2,711,000	$127,674,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)
(Continued)
	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2017	32,651	$--	6,532,009	$--	$177,598,000	$(18,173,000)	$2,751,000	$162,176,000
Distributions to non-controlling interest	--	--	--	--	--	--	(13,000)	(13,000)
Issuance of common stock – DRIP	--	--	11,326	--	283,000	--	--	283,000
Issuance of preferred Series 1	10,022	--	--	--	9,089,000	--	--	9,089,000
Redeemed shares	--	--	(7,636)	--	(190,000)	--	--	(190,000)
Distributions - Common	--	--	--	--	(817,000)	--	--	(817,000)
Distributions – Series A	--	--	--	--	(43,000)	--	--	(43,000)
Distributions – Series 1	--	--	--	--	(523,000)	--	--	(523,000)
Stock dividend	--	--	32,679	--	817,000	(817,000)	--	--
Net income (loss)	--	--	--	--	--	(3,022,000)	2,000	(3,020,000)
Balance, March 31, 2018	42,673		$6,568,378	$--	$186,214,000	$(22,012,000)	$2,740,000	$166,942,000
Distributions to non-controlling interest	--	--	--	--	--	--	(11,000)	(11,000)
Redeemed shares	--	--	(18,179)	--	(440,000)	--	--	(440,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(688,000)	--	--	(688,000)
Net income (loss)	--	--	--	--	--	(1,058,000)	3,000	(1,055,000)
Balance, June 30, 2018	42,673	$--	6,550,199	$--	$185,032,000	$(23,070,000)	$2,732,000	$164,694,000
Distributions to non-controlling interest	--	--	--	--	--	--	(10,000)	(10,000)
Issuance of common stock – DRIP	--	--	--	--	24,000	--	--	24,000
Redeemed shares	--	--	(2,222)	--	(55,000)	--	--	(55,000)
Distributions - Common	--	--	--	--	10,000	--	--	10,000
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(697,000)	--	--	(697,000)
Net income (loss)	--	--	--	--	--	1,012,000	40,000	1,052,000
Balance, September 30, 2018	42,673	$--	6,547,977	$--	$184,260,000	$(22,058,000)	$2,762,000	$164,964,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30
	2019	2018
Cash flows from operating activities:
Net Loss	$(38,920,000)	$(3,023,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,876,000	3,653,000
Amortization of loan costs	688,000	646,000
Gain from sale of investment in real estate	(2,294,000)	(1,971,000)
Deferred management internalization consideration	31,800,000	--
Impairment	1,452,000	--
Income from DST	(170,000)	(154,000)
Changes in operating assets and liabilities
Accounts receivable/payable	3,000	(127,000)
Accounts payable – related parties	(653,000)	--
Accounts payable	3,291,000	1,704,000
Loan fees	(275,000)	(368,000)
Security deposits	--	253,000
Other assets	(33,000)	(54,000)
Assets held for sale	(54,000)	--
Deferred revenue	106,000	--
Accounts receivable	(305,000)	(860,000)
Prepaid expenses	(1,715,000)	(557,000)
Net cash used in operating activities	(3,203,000)	(858,000)
Cash flows from investing activities:
Purchase of investments in real estate	--	(28,938,000)
Building improvements	(1,324,000)	(4,602,000)
Fixed asset purchase	--	(63,000)
Distributions from investments	152,000	154,000
Proceeds from sale of investment in real estate	3,674,000	7,487,000
Payment of deposit for purchase of investment in real estate or debt	(97,000)	--
Deposits returned or applied to purchase of investment in real estate	97,000	256,000
Net cash provided by (used in) investing activities	2,502,000	(25,706,000)
Cash flows from financing activities
Proceeds from notes payable	9,181,000	5,488,000
Payments on notes payable	(5,666,000)	(1,512,000)
Proceeds from line of credit	--	23,100,000
Payments on line of credit	--	(13,840,000)
Distribution to non-controlling interest	(42,000)	(34,000)
Proceeds from issuance of preferred stock	--	9,089,000
Redeemed shares	(234,000)	(685,000)
Dividends paid to stockholders	(2,250,000)	(2,559,000)
Net cash provided by financing activities	989,000	19,047,000
Net change in cash and cash equivalents and restricted cash	288,000	(7,517,000)
Cash and cash equivalents and restricted cash, beginning of period	9,435,000	16,730,000
Cash and cash equivalents and restricted cash, end of period	$9,723,000	$9,213,000

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$5,106,000	$8,501,000
Restricted cash at beginning of period	4,329,000	8,229,000
Cash and cash equivalents and restricted cash at beginning of period	$9,435,000	$16,730,000

Cash and cash equivalents at end of period	$6,358,000	$5,284,000
Restricted cash at end of period	3,365,000	3,929,000
Cash and cash equivalents and restricted cash at end of period	$9,723,000	$9,213,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	For the Nine Months Ended September 30
	2019	2018
Supplemental disclosures of cash flow information:
Interest paid	$6,477,000	$5,692,000
Non-cash investing and financing activities:
Distributions - DRIP	$--	$307,000
Dividend shares	$--	$817,000
Dividends declared not yet paid	$250,000	$250,000
Deposits applied to purchase of investment in real estate or financing	$97,000	$2,260,000
Payments on note payable through sale of investment in real estate	$(2,000,000)	$(11,092,000)
Proceeds on line of credit through sale of investment in real estate	$--	$7,103,000
Deferred management internalization	$24,800,000	$--
Issuance of common stock - internalization	$7,000,000	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE PARKING REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

The Company’s former advisor is MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the “former Advisor”), a Nevada limited liability company, which is owned 60% by Vestin Realty Mortgage II, Inc. (“VRM II”) and 40% by Vestin Realty Mortgage I, Inc. (“VRM I”). Prior to the Internalization (as defined below), the former Advisor was responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to a second amended and restated advisory agreement among the Company, the Operating Partnership and the former Advisor (the “Amended and Restated Advisory Agreement”), which became effective upon consummation of the Merger (as such term is defined below). VRM II and VRM I are Maryland corporations that trade on the OTC pink sheets and were managed by Vestin Mortgage, LLC, an affiliate of the former Advisor, prior to being internalized in January 2018.

As part of the Company’s initial capitalization, 8,000 shares of common stock were sold for $200,000 to an affiliate of the former Advisor (as defined below).

Merger of MVP REIT with Merger Sub, LLC

On May 26, 2017, the Company, MVP REIT, Inc., a Maryland corporation (“MVP I”), MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), and the former Advisor entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which MVP I would merge with and into Merger Sub (the “Merger”). On December 15, 2017, the Merger was consummated. Following the Merger, the Company contributed 100% of its equity interests in Merger Sub to the Operating Partnership.

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

Capitalization

As of September 30, 2019, the Company had 6,933,253 shares of common stock issued and outstanding. On December 31, 2016, the Company ceased all selling efforts for the initial public offering of its common stock (the “Common Stock Offering”). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to MVP Capital Partners II, LLC (the “Sponsor”) for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A”). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company’s common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and had 2,862 Series A shares issued and outstanding as of September 30, 2019.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the “Series 1”). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company’s common stock to accredited investors and closed the offering on January 31, 2018. The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding as of September 30, 2019.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated balance sheet as of December 31, 2018 contained herein has been derived from the audited financial statements as of December 31, 2018 but does not include all disclosures required by GAAP.

Consolidation

The Company’s consolidated financial statements for the period ended September 30, 2019, include its accounts, the accounts of the Company’s assets, the accounts of its subsidiaries, the Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation.

The following list includes the subsidiaries that are included in the Company’s September 30, 2019 consolidated financial statements including the accounts of the Company's assets that were sold during 2018 and does not reflect the actual number of properties owned by the Company for the periods presented in this filing as some of the entities own more than one property.

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

Concentration

The Company had sixteen and fifteen parking tenants as of September 30, 2019 and 2018, respectively. One tenant, SP Plus Corporation (Nasdaq: SP) (“SP+”), represented 58.1% of the Company’s base parking rental revenue for the nine months ended September 30, 2019.

SP+ is one of the largest providers of parking management in the United States. As of September 30, 2019, SP+ managed approximately 3,100 locations in North America.

Below is a table that summarizes base parking rent by tenant:

	For the Nine Months Ended September 30,
Parking Tenant	2019	2018
SP +	58.1%	57.3%
iPark Services *	12.8%	13.4%
ABM	4.3%	4.6%
ISOM Mgmt.	4.1%	4.3%
Premier Parking *	3.5%	3.7%
342 N. Rampart	3.1%	2.6%
Interstate Parking	2.9%	2.8%
Lanier	2.6%	2.4%
Denison	2.4%	2.5%
St. Louis Parking	2.1%	2.2%
TNSH Landlord, LLC	1.2%	0.6%
Premium Parking	1.3%	0.0%
Riverside Parking	1.0%	1.0%
BEST PARK	0.3%	1.5%
Denver School	0.2%	0.2%
Secure	0.1%	0.1%
PCAM, LLC	--	0.8%

* During June 2018 Premier Parking acquired iPark Services. Subsequent to the acquisition Premier and iPark continue to operate under their original company names.

In addition, the Company had concentrations in various cities based on base parking rental revenue for the nine months ended September 30, 2019 and 2018, as well as concentrations in various cities based on the real estate the Company owned as of September 30, 2019 and 2018. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Nine Months Ended September 30,
	2019	2018
Detroit	17.4%	18.3%
Houston	12.8%	13.4%
Cincinnati	8.9%	9.2%
Fort Worth	7.8%	8.2%
Cleveland	6.9%	5.3%
Indianapolis	6.2%	6.5%
St. Louis	5.2%	5.7%
Honolulu	4.8%	1.8%
Lubbock	4.1%	4.3%
Minneapolis	4.1%	4.3%
Nashville	3.5%	3.7%
Milwaukee	3.2%	3.5%
New Orleans	3.1%	2.7%
St. Paul	2.9%	2.8%
San Jose	2.3%	2.4%
Bridgeport	2.1%	2.1%
Memphis	1.6%	1.6%
Louisville	1.0%	1.0%
Denver	0.8%	0.8%
Ft. Lauderdale	0.4%	0.6%
Wildwood	0.4%	0.4%
Clarksburg	0.3%	0.3%
Canton	0.2%	0.3%
Kansas City	0.0%	0.8%

Real Estate Investment Concentration by City
	As of September 30, 2019	As of December 31, 2018
Detroit	17.8%	17.6%
Houston	12.1%	11.9%
Fort Worth	8.9%	8.8%
Cincinnati	8.8%	8.7%
Honolulu	6.8%	6.7%
Cleveland	6.3%	6.2%
Indianapolis	5.9%	5.8%
Minneapolis	4.3%	4.4%
St Louis	4.4%	4.4%
Milwaukee	3.9%	3.8%
Nashville	3.8%	3.7%
Lubbock	3.8%	3.5%
St Paul	2.7%	2.7%
Bridgeport	2.6%	2.6%
New Orleans	2.6%	2.6%
Memphis	1.4%	1.5%
San Jose	1.1%	1.2%
Denver	1.0%	1.0%
Louisville	1.0%	1.0%
Wildwood	0.4%	0.4%
Clarksburg	0.2%	0.2%
Canton	0.2%	0.2%
Ft. Lauderdale	--	1.1%

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

During the three and nine months ended September 30, 2019, the Company recorded asset impairment charges totaling approximately $500,000 and $1,452,000, respectively. These impairment charges consisted of $558,000 associated with the Memphis Court lot, $344,000 associated with the San Jose 88 garage, $50,000 associated with the St. Louis Washington lot and $500,000 associated with the Minneapolis City lot. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs. The appraisals were performed by independent third-party appraisers primarily using the income approach based on the contracted rent to be received from the operator (i.e. leased fee for St. Louis and San Jose) and the fee simple method for Memphis Court. The Company recorded no impairment charges for the three and nine months ended September 30, 2018. The estimated fair values, as they relate to property carrying values were primarily based upon estimated sales prices from third-party offers or indicative bids.

Cash

The Company maintains a significant portion of its cash deposits at KeyBank, which are held by the Company’s subsidiaries allowing the Company to maximize FDIC insurance coverage. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the same ownership category of $250,000. As of September 30, 2019, and as of December 31, 2018, the Company had approximately $3.3 million and $0.5 million, respectively, in excess of the federally insured limits. As of September 30, 2019, the Company has not experienced any losses on cash deposits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations and are expensed as incurred. During the three and nine months ended September 30, 2019 and 2018, the Company had no advertising costs.

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

Organization, Offering and Related Costs

Certain organization and offering costs were previously incurred by the former Advisor. Pursuant to the terms of the Amended and Restated Advisory Agreement, the Company did not reimburse the former Advisor for these out of pocket costs and future organization and offering costs it incurred. Such costs included legal, accounting, printing and other offering expenses, including marketing, and direct expenses of the former Advisor’s employees and employees of the former Advisor’s affiliates and others.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of September 30, 2019.

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

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share considers the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The Company had no outstanding common share equivalents during the three and nine months ended September 30, 2019 and 2018.

There is a potential for dilution from the Company’s Series A Convertible Redeemable Preferred Stock which may be converted into the Company’s common stock at any time. As of September 30, 2019, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

There is a potential for dilution from the Company’s Series 1 Convertible Redeemable Preferred Stock which may be converted upon a holder’s election into the Company’s common stock at any time. As of September 30, 2019, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

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

Reclassifications

Related party accounts payable and software assets with the related depreciation have been reclassified in prior year amounts for consistency with the current year presentation. In addition, management internalization, and professional fees have been reclassified from General & Administrative expenses to separate line items in prior year amounts for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

During the Company’s predecessor’s due diligence of a property purchased on December 15, 2017 (originally purchased by predecessor on March 31, 2015) and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot. As of September 30, 2019, management has not received the closure letter, however the Company does not anticipate a material adverse effect related to this environmental matter.

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of September 30, 2019, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate and Fixed Assets

As of September 30, 2019, the Company had the following Investments in Real Estate that were consolidated on the Company’s balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2.00	N/A	$5,845,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,049,000	SP +
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$6,331,000	SP +
MVP St. Louis Washington	St. Louis, MO	7/18/2016	Lot	63	0.39	N/A	$2,957,000	SP +
MVP St. Paul Holiday Garage	St. Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	Premier Parking
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$10,638,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	iPark Services
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	iPark Services
MVP Detroit Center Garage	Detroit, MI	1/10/2017	Garage	1,275	1.28	N/A	$55,476,000	SP +
St. Louis Broadway	St. Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St. Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	528	0.98	784	$21,210,000	iPark Services
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,670,000	ISOM Management
MVP PF Memphis Poplar (5)	Memphis, TN	12/15/2017	Lot	125	0.86	N/A	$3,747,000	Premium Parking
MVP PF St. Louis	St. Louis, MO	12/15/2017	Lot	179	1.22	N/A	$5,145,000	SP +

Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.90	8,400	$21,185,000	SP +
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	SP +
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,391,000	iPark Services
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$5,083,000	TNSH Landlord, LLC
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$545,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$686,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	ABM
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	201	2.48	N/A	$4,013,000	SP +
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$9,338,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	SP +
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM
MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$21,103,000	SP +
Construction in progress							$2,271,000
Total Investment in real estate							$309,527,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are held by MVP Wildwood NJ Lot, LLC, wholly owned by the Company.
(4)	MVP Preferred Parking, LLC holds a Garage and a Parking Lot.
(5)
These properties entered into new operating agreements during the nine months ended September 30, 2019. For additional information see Rental Revenue, Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report which are currently held for sale.

See Note I — Assets Held For Sale in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information regarding the Company’s additional real estate investment, MVP San Jose 88 Garage and MVP PF Memphis Court (5).

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

Prior to the Internalization, the former Advisor had the option to request reimbursement of certain payroll expenses for salaries and benefits paid to non-executive officers. As of September 30, 2019, all reimbursable expenses had been paid.

Ownership of Company Stock

As of September 30, 2019, the Sponsor owned 9,107 shares, VRM II owned 604,959 shares and VRM I owned 296,834 shares of the Company’s outstanding common stock. During the nine months ended September 30, 2018, VRM II received approximately $33,000 in distributions in accordance with the Company’s distribution reinvestment program (“DRIP”). During the three and nine months ended September 30, 2018, VRM I received approximately $19,000, in both cash and DRIP distributions. No DRIP distributions were received by either entity during the three and nine months ended September 30, 2019 due to the suspension of the DRIP program.

Ownership of the Former Advisor

VRM I and VRM II own 40% and 60%, respectively, of the former Advisor. Neither VRM I nor VRM II paid any up-front consideration for these ownership interests, but each agreed to be responsible for its proportionate share of future expenses of the former Advisor.

Fees Paid in Connection with the Operations of the Company

Prior to the Internalization (as defined below), the former Advisor or its affiliates received an asset management fee at a rate equal to 1.1% of the cost of all assets held by the Company, or the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. Pursuant to the Amended and Restated Advisory Agreement, the asset management fee could not exceed $2 million per annum until the earlier of such time, if ever, that (i) the Company holds assets with an appraised value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO equal to or greater than $0.3125 per share of common stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of common stock) for two consecutive quarters, on a fully diluted basis. All amounts of the asset management fee in excess of $2 million per annum, plus interest thereon at a rate of 3.5% per annum, would be due and payable by the Company no later than ninety (90) days after the condition for payment is satisfied. For the nine months ended September 30, 2019 and 2018, asset management fees of approximately $0.9 and $2.0 million, respectively, had been earned by the former Advisor. From and after May 29, 2018 (or the Valuation Date), the asset management fee was to be calculated based on the lower of the value of the Company’s assets and their historical cost. The Company ceased payment of asset management fees effective April 1, 2019, as a result of the Internalization (as defined below).

The Company was to reimburse the former Advisor or its affiliates for costs of providing administrative services, subject to the limitation that it will not reimburse the former Advisor for any amount by which the Company’s operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which the Company made its first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company’s independent directors. The Company was not to reimburse the former Advisor for personnel costs in connection with services for which the former Advisor received a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company’s executive officers. In addition, the Company was not to reimburse the former Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items. During the nine months ended September 30, 2019, approximately $1.4 million, in operating expenses were incurred by the former Advisor, on behalf of the Company, reimbursable to the former Advisor of which has been reimbursed. There were no expenses during the three months ended September 30, 2019.

On March 29, 2019, the Company and the former Advisor entered into definitive agreements to internalize the Company’s management function effective April 1, 2019 (the “Internalization”). Since their formation, under the supervision of the board of directors (the “Board of Directors”), the former Advisor has been responsible for managing the operations of the Company and MVP I, which merged with a wholly owned indirect subsidiary of the Company in December 2017. As part of the Internalization, among other things, the Company agreed with the former Advisor to (i) terminate the Second Amended and Restated Advisory Agreement, dated as of May 26, 2017 and, for the avoidance of doubt, the Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, which by its terms would have become effective only upon a listing of the Company’s common stock on a national securities exchange (collectively, the “Management Agreements”), each entered into among the Company, the former Advisor and MVP REIT II Operating Partnership, LP (the “Operating Partnership”); (ii) extend employment to the executives and other employees of the former Advisor; (iii) arrange for the former Advisor to continue to provide certain services with respect to outstanding indebtedness of the Company and its subsidiaries; and (iv) lease the employees of the former Advisor for a limited period of time prior to the time that such employees become employed by the Company. As part of those same agreements, the Company agreed to issue to the former Advisor over a period of more than two and a half years, 1,600,000 shares of the Company’s common stock as consideration under the terms of the Contribution Agreement. The Consideration is issuable in four equal installments. The first installment of 400,000 shares of Common Stock was issued on the Effective Date. The remaining installments will be issued on December 31, 2019, 2020 and 2021 (or if December 31st is not a business day, the last business day of such year). See Note P — Management Internalization below in for additional information.

Note F — Economic Dependency

Prior to the Internalization, under various agreements, the Company engaged the former Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition services, the sale of shares of the Company’s securities available for issuance, as well as other administrative responsibilities for the Company, including accounting services and investor relations. In addition, the Sponsor paid selling commissions in connection with the sale of the Company’s shares in the Common Stock Offering and the former Advisor paid the Company’s organization and offering expenses.

As a result of these relationships, prior to the Internalization, the Company was dependent upon the former Advisor and its affiliates.

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

The Company’s board of directors or the compensation committee may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board or the compensation committee may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company’s board of directors or the compensation committee may terminate the 2015 LTIP at any time. The expiration or other termination of the 2015 LTIP will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the 2015 LTIP expires or is terminated. The board of directors or the compensation committee may amend the 2015 LTIP at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the 2015 LTIP will be effective without the approval of the Company’s stockholders if such approval is required by any law, regulation or rule applicable to the 2015 LTIP. During the three and nine months ended September 30, 2019 and the year ended December 31, 2018, no grants were made under the 2015 LTIP.

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

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. The Company has determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases in the future however the Company was not a lessee on any lease agreements at September 30, 2019. The Company adopted ASU 2016-02 in the first quarter of 2019 and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note I — Assets held for sale

Effective April 17, 2019, the Company entered into a purchase sales agreement (“PSA”) with an unrelated third party to sell MVP San Jose 88 Garage, LLC, which is wholly owned by the Company and is listed as held for sale. This multi-level parking garage located in San Jose, California was originally acquired by the Company on June 15, 2016. On May 14, 2019 the unrelated third party cancelled the PSA. Management is actively marketing the property.

The following is summary of San Jose 88 Garage, LLC net assets held for sale as of September 30, 2019:

September 30, 2019
Assets:
Current assets	$107,000
Property and equipment, net of accumulated depreciation	3,288,000
Total assets	$3,395,000
Liabilities:
Notes payable	$2,500,000
Accounts payable and accrued liabilities	34,000
Total liabilities	2,534,000
Net assets held for sale	$861,000

The following is a summary of the results of operations related to MVP San Jose 88 Garage for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$113,000	$113,000	$338,000	$361,000
Expenses *	118,000	30,000	721,000	280,000
Income/(loss) from assets held for sale, net of income taxes	$(5,000)	$83,000	$(383,000)	$81,000
*Includes $343,000 impairment for the Nine months ended September 30, 2019.

Effective September 23, 2019, the Company entered into a purchase sales agreement (“PSA”) with an unrelated third party to sell MVP PF Memphis Court 2013, LLC, which is wholly owned by the Company and is listed as held for sale. This property located in Memphis, Tennessee was originally acquired by the Company on December 15, 2017 through the merger

The following is summary of MVP PF Memphis Court 2013, LLC net assets held for sale as of September 30, 2019:

September 30, 2019
Assets:
Current assets	$10,000
Property and equipment	450,000
Total assets	$460,000
Liabilities:
Accounts payable and accrued liabilities	$5,000
Total liabilities	5,000
Net assets held for sale	$455,000

The following is a summary of the results of operations related to MVP PF Memphis Court 2013, LLC for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$1,000	$4,000	$4,000	$12,000
Expenses *	1,000	1,000	563,000	3,000
Income/(loss) from assets held for sale, net of income taxes	$--	$3,000	$(559,000)	$9,000
*Includes $558,000 impairment for the nine months ended September 30, 2019.

Note J – Disposition of Investments in Real Estate

On September 23, 2019 the Company, through an entity wholly owned by the Company, sold a surface parking lot and office building in Ft. Lauderdale for cash consideration of $6.1 million to Fort Lauderdale Properties Management, LLC, a third-party buyer. The Company used $2.0 million of the proceeds to pay off the existing promissory note secured by the MVP PF Ft. Lauderdale 2013, LLC. The property was originally purchased in July 2013 by MVP REIT, Inc., and the property was later acquired by The Parking REIT, Inc. for approximately $3.4 million based upon original purchase price and the allocation of the merger consideration for the merger of MVP REIT, Inc. and MVP REIT II, Inc. in December 2017.  The gain on sale is approximately $2.3 million.

The following is a summary of the results of operations related to the surface parking lot in Ft. Lauderdale for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$22,000	$43,000	$104,000	$130,000
Expenses	(64,000)	(56,000)	(116,000)	(167,000)
Income from disposed assets, net of income taxes	$(42,000)	$(13,000)	$(12,000)	$(37,000)

Note K — Notes Payable

As of September 30, 2019, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 9/30/2019	Lender	Term	Interest Rate	Loan Maturity
MVP San Jose 88 Garage, LLC	$1,645,000	Interest Only	$2,500,000	Multiple	1 Year	7.50%	12/31/2019
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$2,550,000	Multiple	1 Year	7.50%	4/19/2020
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	4/19/2020
MVP San Jose 88 Garage, LLC	$1,645,000	Interest Only	$2,500,000	Multiple	1 Year	7.50%	12/31/2019
The Parking REIT D&O Insurance	$1,681,000	$171,000	$1,182,000	MetaBank	1 Year	3.60%	4/30/2020
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$7,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$5,300,000	LoanCore	2 Year	Variable	12/9/2020
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$13,500,000	LoanCore	2 Year	Variable	12/9/2020
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,700,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$7,200,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5 Year	5.38%	3/6/2024
MVP St. Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5 Year	5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000,000	$44,000	$8,232,000	Barclays	10 year	4.25%	12/6/2024
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,286,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250,000	$29,000	$4,830,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400,000	$23,000	$4,054,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
West 9th Properties II, LLC	$5,300,000	$30,000	$4,942,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150,000	$73,000	$12,290,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$29,878,000	Bank of America	10 year	5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380,000	$8,000	$1,369,000	KeyBank	10 year *	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132,000	$24,000	$4,098,000	KeyBank	10 year *	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	$23,000	$3,966,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	$2,000	$283,000	KeyBank	10 year *	4.90%	5/1/2027

MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	$12,000	$2,125,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	$4,000	$755,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Less unamortized loan issuance costs			($2,030,000)
			$157,889,000

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

 * 2 Year Interest Only
** 10 Year Interest Only

The following table shows notes payable paid in full during the nine months ended September 30, 2019.

Property	Original Debt Amount	Monthly Payment	Balance as of 9/30/2019	Lender	Term	Interest Rate	Loan Maturity
MVP PF Ft. Lauderdale 2013, LLC	$2,000,000	--	--	Multiple	1 Year	8.00%	6/24/2020
MVP PF Ft. Lauderdale 2013, LLC (1)	$4,300,000	$25,000	--	Key Bank	5 Year	4.94%	2/1/2019
The Parking REIT D&O Insurance	$390,000	$28,000	--	First Insurance Funding	1 Year	3.70%	4/3/2019

(1)	Secured by four properties, including (i) MVP PF Ft. Lauderdale 2013, LLC, (ii) MVP PF Memphis Court 2013, LLC, (iii) MVP PF Memphis Poplar 2013, LLC and (iv) MVP PF St. Louis 2013, LLC

Total interest expense incurred for the nine months ended September 30, 2019 and 2018, was approximately $6.6 million and $5.7 million, respectively. Total loan amortization cost for the nine months ended September 30, 2019 and 2018, was approximately $0.7 million and $0.6 million, respectively.

As of September 30, 2019, future principal payments on notes payable are as follows:

2019	$3,478,000
2020	45,683,000
2021	2,058,000
2022	2,252,000
2023	2,498,000
Thereafter	103,950,000
Less unamortized loan issuance costs	(2,030,000)
Total	$157,889,000

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

Note M – Investment In DST – Held for Sale

As of September 30, 2019, the Company, through a wholly owned subsidiary of its Operating Partnership, held a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”), which was listed as held for sale. See Note R — Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

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

Concurrently with the acquisition of the Property, MVP St. Louis obtained a first mortgage loan from Cantor Commercial Real Estate Lending, L.P (“St. Louis Lender”), in the principal amount of $6,000,000, with a 10-year, interest-only term at a fixed interest rate of 5.25% per annum, resulting in an annual debt service payment of $315,000 (the “St. Louis Loan”). MVP St. Louis used the Company’s investment to fund a portion of the purchase price for the Property. The remaining equity portion was funded through short-term investments by VRM II, an affiliate of the former Advisor, pending the private placements of additional beneficial interest in MVP St. Louis exempt from registration under the Securities Act. VRM II and Michael V. Shustek, the Company’s Chairman and Chief Executive Officer, provided non-recourse carveout guaranties of the loan and environmental indemnities of St. Louis Lender.

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the “St. Louis Master Lease”), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of MVP Realty, as tenant, (the “St. Louis Master Tenant”). St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC. The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold. The Company will be entitled to its proportionate share of the rent payments based on its ownership interest. Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses. Investment income earned was distributed to the Company for the three and nine months ended September 30, 2019 and 2018 and totaled approximately $52,000 and $170,000, respectively, for each period in 2019, and approximately $52,000 and $154,000, respectively, for each period in 2018.

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

The former Advisor is the 100% direct/indirect owner of the MVP Parking DST, LLC (“DST Sponsor”), the MVP St. Louis Cardinal Lot Signature Trustee, LLC (“Signature Trustee”) and MVP St. Louis Cardinal Lot Master Tenant, LLC (the “Master Tenant”), who have no direct or indirect ownership in the Company. The Signature Trustee and the Master Tenant can direct the most significant activities of the DST.

The former Advisor controls and consolidates the Signature Trustee, the Master Tenant, and the DST Sponsor. The Company concluded the Master Tenant/property management agreement exposes the Master Tenant to funding operating losses of the Property. As such, that agreement should be considered a variable interest in DST (ASC 810-10-55-37 and 810-10-55-37C). Accordingly, the former Advisor has a variable interest in the DST (through the master tenant/property manager) and has power over the significant activities of the DST (through the Signature Trustee and the master tenant/property manager). Accordingly, the Company believes that the Master Tenant is the primary beneficiary of the DST, which is ultimately owned and controlled by the former Advisor. In addition, the Company does not have the power to direct or change the activities of the Trust and shares income and losses pari passu with the other owners. As such, the Company accounts for its investment under the equity method and does not consolidate its investment in the DST.

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	September 30, 2019	December 31, 2018
	(Unaudited)	(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000	$11,512,000
Cash	31,000	32,000
Cash – restricted	22,000	15,000
Accounts receivable	--	141,000
Prepaid expenses	2,000	8,000
Total assets	$11,567,000	$11,708,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $48,000 as of September 30, 2019 and $62,000 as of December 31, 2018.	$5,952,000	$5,945,000
Accounts payable and accrued liabilities	62,000	63,000
Due to related party	47,000	181,000
Total liabilities	6,061,000	6,189,000
Equity
Member’s equity	6,129,000	6,129,000
Offering costs	(574,000)	(574,000)
Accumulated earnings	893,000	606,000
Distributions to members	(942,000)	(642,000)
Total equity	5,506,000	5,519,000
Total liabilities and equity	$11,567,000	$11,708,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$183,000	$182,000	$556,000	$547,000
Expenses	(91,000)	(84,000)	(269,000)	(258,000)
Net income	$92,000	$98,000	$287,000	$289,000

Effective October 8, 2019, the Signatory Trustee of MVP St. Louis Cardinal Lot DST, (“the DST”) entered into a purchase and sale agreement (“PSA”) with an unrelated third party to sell the DST, a Delaware statutory trust, for $18.5 million. The Company originally acquired 51% of the DST through a wholly owned subsidiary of its Operating Partnership, on May 31, 2017, with the purchase of a 2.56-acre, 376-vehicle commercial parking lot located adjacent to Busch Stadium, the home of the St. Louis Cardinals major league baseball team.

Note N —Preferred Stock and Warrants

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

The holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. Since a Listing Event, as defined in the charter, did not occur by March 31, 2018, the cash dividend rate has been increased to 7.50%, until a Listing Event at which time, the annual dividend rate will be reduced to 5.75% of the Stated Value. Based on the number of Series A shares outstanding at September 30, 2019, the increased dividend rate will cost the Company approximately $13,000 more per quarter in Series A dividends.

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

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2019, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at September 30, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company’s common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value. Based on the number of Series 1 shares outstanding at September 30, 2019, the increased dividend rate cost the Company approximately $150,000 more per quarter in Series 1 dividends.

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2019, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at September 30, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

Note O — Legal

Federal Action

On March 12, 2019, stockholder SIPDA Revocable Trust (“SIPDA”) filed a purported class action complaint in the United States District Court for the District of Nevada, against the Company and certain of its current and former officers and directors. SIPDA filed an Amended Complaint on October 11, 2019. The Amended Complaint purports to assert class action claims on behalf of all public shareholders of the Company and MVP I between August 11, 2017 and April 1, 2019 in connection with the (i) August 2017 proxy statements filed with the SEC to obtain shareholder approval for the merger of the Company and MVP I (the "proxy statements"), and (ii) August 2018 proxy statement filed with the SEC to solicit proxies for the election of certain directors (the “2018 proxy statement”). The Amended Complaint alleges, among other things, that the 2017 proxy statements failed to disclose that two major reasons for the merger and certain charter amendments implemented in connection therewith were (i) to facilitate the execution of an amended advisory agreement that allegedly was designed to benefit Mr. Shustek financially in the event of an internalization and (ii) to give Mr. Shustek the ability to cause the Company to internalize based on terms set forth in the amended advisory agreement. The Amended Complaint further alleges, among other things, that the 2018 proxy statement failed to disclose the Company’s purported plan to internalize its management function.

The Amended Complaint alleges, among other things, (i) that all defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, by disseminating proxy statements that allegedly contain false and misleading statements or omit to state material facts; (ii) that the director defendants violated Section 20(a) of the Exchange Act; and (iii) that the director defendants breached their fiduciary duties to the members of the class and to the Company.

The Amended Complaint seeks, among other things, unspecified damages; declaratory relief; and the payment of reasonable attorneys' fees, accountants' and experts' fees, costs and expenses.

On June 13, 2019, the court granted SIPDA’s motion for Appointment as Lead Plaintiff. The litigation is still at a preliminary stage. The Company and the Board of Directors have reviewed the allegations in the Amended Complaint and believe the claims asserted against them in the Amended Complaint are without merit and intend to vigorously defend this action.

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

The Magowski Complaint asserts purportedly direct claims on behalf of all stockholders (other than the defendants and persons or entities related to or affiliated with any defendant) for breach of fiduciary duty and unjust enrichment arising from the Company’s decision to internalize its advisory function. In this Complaint, Plaintiff Magowski asserts that the stockholders have allegedly been directly injured by the internalization and related transactions. The Barene Complaint asserts both direct and derivative claims for breach of fiduciary duty arising from substantially similar allegations as those contained in the Magowski Complaint. The purportedly direct claims are asserted on behalf of the same class of stockholder as the purportedly direct claims in the Magowski Complaint, and the derivative claims in the Barene Complaint are asserted on behalf of the Company.

On September 12 and 16, 2019, the defendants filed motions to dismiss the Magowski and Barene complaints, respectively. The Magowski and Barene Complaints seek, among other things, damages; declaratory relief; equitable relief to reverse and enjoin the internalization transaction; and the payment of reasonable attorneys' fees, accountants' and experts' fees, costs and expenses. The actions are at a preliminary stage. The Company and the board of directors intend to vigorously defend against these lawsuits.

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

SEC Investigation

The Securities and Exchange Commission (“SEC”) is conducting an investigation relating to the Parking REIT. In June 2019, the SEC issued subpoenas to the Company and its chairman and chief executive officer Michael V. Shustek. In connection with each subpoena, the SEC stated that: “this investigation is a non-public, fact-finding inquiry. We are trying to determine whether there have been any violations of the federal securities laws. The investigation and the subpoena do not mean that we have concluded that the recipient of the subpoena or anyone else has violated the law. Also, the investigation does not mean that we have a negative opinion of any person, entity or security.” The Company has received additional requests for information and expects to receive more in the future. The Company and Mr. Shustek intend to cooperate fully with the SEC in this matter. However, the Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies, if any, that may be imposed on Mr. Shustek, the Company or any other entity arising out of the SEC investigation.

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

Note P — Deferred Management Internalization

Management Internalization

On March 29, 2019, the Company and the former Advisor entered into definitive agreements to internalize the Company’s management function effective April 1, 2019 (the “Internalization”). Since their formation, under the supervision of the board of directors (the “Board of Directors”), the former Advisor has been responsible for managing the operations of the Company and MVP I, which merged with a wholly owned indirect subsidiary of the Company in December 2017. As part of the Internalization, among other things, the Company agreed with the former Advisor to (i) terminate the Second Amended and Restated Advisory Agreement, dated as of May 26, 2017 and, for the avoidance of doubt, the Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, which by its terms would have become effective only upon a listing of the Company’s common stock on a national securities exchange (collectively, the “Management Agreements”), each entered into among the Company, the former Advisor and MVP REIT II Operating Partnership, LP (the “Operating Partnership”); (ii) extend employment to the executives and other employees of the former Advisor; (iii) arrange for the former Advisor to continue to provide certain services with respect to outstanding indebtedness of the Company and its subsidiaries; and (iv) lease the employees of the former Advisor for a limited period of time prior to the time that such employees become employed by the Company.

Contribution Agreement

On March 29, 2019, the Company entered into a Contribution Agreement (the "Contribution Agreement") with the Manager, Vestin Realty Mortgage I, Inc. ("VRTA") (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. ("VRTB") (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the Manager 1,600,000 shares of Common Stock as the Consideration. The Consideration is issuable in four equal installments. The first installment of 400,000 shares of Common Stock was issued on the Effective Date. The remaining installments will be issued on December 31, 2019, December 31, 2020 and December 31, 2021 (or if December 31st is not a business day, the day that is the last business day of such year). If requested by the Company in connection with any contemplated capital raise by the Company, the Manager has agreed not to sell, pledge or otherwise transfer or dispose of any of the Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. See the 8-K filed on April 3, 2019 and Contribution Agreement in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the Management Internalization.

The Internalization transaction closed on April 1, 2019, and the following table shows the Internalization Consideration to be paid in aggregate to the Manager. The first installment of 400,000 shares of Common Stock was issued to the Manager on April 1, 2019.

	Number of shares		Internalization Contribution
Internalization consideration in common stock at $17.50	1,100,000	(1)	$19,250,000
Internalization consideration in common stock at $25.10	500,000	(2)	12,550,000
Total internalization consideration	1,600,000		$31,800,000

Internalization consideration issued April 1, 2019 at $17.50	(400,000)		(7,000,000)
Deferred management internalization at September 30, 2019	1,200,000		$24,800,000

1) The Company has the right to purchase 1,100,000 of these shares at $17.50 per share which potentially limits the cost to the Company.
2) $25.10 is the Company's stated NAV as of May 28, 2019.

The following table reflects the impact of the first installment of the Internalization Consideration issued on April 1, 2019:

	Shares outstanding March 31, 2019	Internalization Consideration in shares	Post Internalization shares outstanding April 1, 2019
Common Stock	6,540,364	400,000	6,940,364

Note Q— Employee Benefit Plan

Effective July 1, 2019, the Company began participating in a multi-employer 401(k) Safe Harbor Plan (the “Plan”), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct the Company to defer a portion of their compensation to the Plan, subject to Internal Revenue Code limitations. The Company provides for an employer matching contribution equal to 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation contributed by each employee, which is funded in cash. All contributions vest immediately.

Total expense recorded for the matching 401(k) contribution in the three and nine months ended September 30, 2019 was approximately $5,000. There was no similar expense for the three and nine months ended September 30, 2018.

Note R — Subsequent Events

The following subsequent events have been evaluated through the date of this filing with the SEC.

Effective October 8, 2019, the Signatory Trustee of MVP St. Louis Cardinal Lot DST, (“the DST”) entered into a purchase and sale agreement (“PSA”) with an unrelated third party to sell the DST, a Delaware statutory trust, for $18.5 million. The Company originally acquired 51% of the DST through a wholly owned subsidiary of its Operating Partnership, on May 31, 2017, with the purchase of a 2.56-acre, 376-vehicle commercial parking lot located adjacent to Busch Stadium, the home of the St. Louis Cardinals major league baseball team.

On October 23, 2019, Minneapolis Venture, LLC, a subsidiary of the Company, issued a promissory note to multiple lenders in the amount of $2.0 million. The note is a twelve month note with an interest rate of 8% and monthly interest only payments.

On October 28, 2019 the Company, through an entity wholly owned by the Company, sold a surface parking lot  in Memphis, Tennessee for cash consideration of $675,000 to KNM Development Group, LLC, a third-party buyer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2018. As used herein, the terms "we," "our" and "us" refer to The Parking REIT, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which the Company refers to as the "operating limited partnership," and to their subsidiaries.

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

Overview

Commencing with its taxable year ending December 31, 2017, the Company has operated in a manner to qualify as a REIT. The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in parking properties that contain other sources of rental income, potentially including office, retail, storage, residential, billboard or cell towers. As of September 30, 2019, the Company held 40 properties in various cities, all of which are parking facilities. See note C – Commitments and Contingencies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

The Company was incorporated in Maryland on May 4, 2015 and is the sole member of the Operating Partnership. The Company owns substantially all of its assets and conduct its operations through the Operating Partnership. On May 26, 2017, the Company, MVP I, MVP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), and the former Advisor entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which MVP I would merge with and into Merger Sub (the “Merger”). On December 15, 2017, the Merger was consummated. Following the Merger, the Company contributed 100% of its equity interests in Merger Sub to the Operating Partnership.

The Company was externally managed by MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the “former Advisor”), a Nevada limited liability company prior to the management Internalization that became effective on April 1, 2019. The former Advisor was responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to the restated advisory agreement among the Company, the Operating Partnership and the former Advisor. As a result of the management Internalization, the Company will no longer incur an asset management fee equal to 1.1% of the cost of all assets held by the Company, effective April 1, 2019. See Note A — Organization and Business Operations in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

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

Management Internalization

On March 29, 2019, the Company and the former Advisor entered into definitive agreements to internalize the Company’s management function effective April 1, 2019 (the “Internalization”). Since their formation, under the supervision of the board of directors (the “Board of Directors”), the former Advisor has been responsible for managing the operations of the Company and MVP I, which merged with a wholly owned indirect subsidiary of the Company in December 2017. As part of the Internalization, among other things, the Company agreed with the former Advisor to (i) terminate the Second Amended and Restated Advisory Agreement, dated as of May 26, 2017 and, for the avoidance of doubt, the Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, which by its terms would have become effective only upon a listing of the Company’s common stock on a national securities exchange (collectively, the “Management Agreements”), each entered into among the Company, the former Advisor and MVP REIT II Operating Partnership, LP (the “Operating Partnership”); (ii) extend employment to the executives and other employees of the former Advisor; (iii) arrange for the former Advisor to continue to provide certain services with respect to outstanding indebtedness of the Company and its subsidiaries; and (iv) lease the employees of the former Advisor for a limited period of time prior to the time that such employees become employed by the Company.

Contribution Agreement

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the Manager, Vestin Realty Mortgage I, Inc. ("VRTA") (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. ("VRTB") (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the Manager 1,600,000 shares of Common Stock as the Consideration. The Consideration is issuable in four equal installments. The first installment of 400,000 shares of Common Stock was issued on the Effective Date. The remaining installments will be issued on December 31, 2019, December 31, 2020 and December 31, 2021 (or if December 31st is not a business day, the day that is the last business day of such year). If requested by the Company in connection with any contemplated capital raise by the Company, the Manager has agreed not to sell, pledge or otherwise transfer or dispose of any of the Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. The Internalization Transaction should mitigate perceived or actual conflicts of interest between the Company and the Manager and as an all stock deal the Internalization Transaction should better align the interests of the Company and its stockholders. See the 8-K filed on April 3, 2019 for more information regarding the Management Internalization.

The Internalization transaction closed on April 1, 2019, and the first installment of 400,000 shares of Common Stock was issued to the Manager on April 1, 2019. See Note P — Management Internalization in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Results of Operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues
Base rent income	$5,036,000	$4,992,000	$44,000	1%
Percentage rent income	1,045,000	1,010,000	35,000	3.5%
Total revenues	$6,081,000	$6,002,000	$79,000	1%

Rental revenue

The increase in rental revenues is due to a combination of decreases related to properties sold in 2018 offset by more favorable terms agreed upon for certain leases within the portfolio, which were renewed during 2018 and early 2019.

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

On January 31, 2019 the operating lease of MVP PF Ft. Lauderdale 2013, LLC (“MVP Ft. Lauderdale”) by SP+ expired. Upon the expiration of the operating lease, MVP Ft. Lauderdale entered into a new double net (“NN”) operating lease with Lanier Parking Solutions (“Lanier”). The term of the lease is 5 years. Lanier will pay annual rent of $70,000. In addition, the lease provides percentage rent with MVP Ft. Lauderdale receiving 70% of gross receipts over $140,000 per lease year. Subsequently, on September 23, 2019 the Company, through an entity wholly owned by the Company, sold the surface parking lot and office building in Ft. Lauderdale for cash consideration of $6.1 million to 625 SE 3rd Avenue, LLC, a third-party buyer.

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

During the three months ended September 30, 2019 and 2018 the Company received percentage rent on the following properties:

	For the Three Months Ended September 30
	2019	2018	$ Change	% Change
Percentage rent income
MVP PF Ft. Lauderdale(a)	$33,000	$--	$33,000	100%
MVP St Louis 2013(b)	--	63,000	(63,000)	(100%)
Mabley Place Garage	316,000	309,000	2,000	1%
MVP St Louis Lucas(c)	--	5,000	(5,000)	(100%)
MVP Indianapolis Washington	36,000	31,000	5,000	16%
MVP Milwaukee Arena	16,000	--	25,000	100%
MVP St Paul Holiday	57,000	40,000	17,000	43%
MVP Louisville Station Broadway	--	6,000	(6,000)	(100%)
White Front Garage	--	6,000	(6,000)	(100%)
MVP Detroit Center Garage (d)	566,000	516,000	103,000	20%
St. Louis Broadway	4,000	--	4,000	100%
MVP Raider Park Garage	17,000	34,000	(17,000)	(50%)
Total revenues	$1,045,000	$1,010,000	$35,000	$3%

a)	New lease terms with addition of percentage rent.
b)	New lease terms with increase to monthly base rent and higher breakpoint for percentage rent.
c)	Property sold June 2018.
d)	Increase in collections by tenant on monthly parking contracts.

	For the Three Months Ended September 30
	2019	2018	$ Change	% Change
Operating expenses
Property taxes	$734,000	$668,000	$66,000	10%
Property operating expense	421,000	305,000	116,000	38%
Asset management expense – related party	--	313,000	(313,000)	(100%)
General and administrative	1,625,000	893,000	732,000	82%
Professional fees	3,869,000	328,000	3,541,000	1080%
Management internalization	--	25,000	(25,000)	(100%)
Acquisition expenses	1,000	7,000	(6,000)	(86%)
Depreciation and amortization	1,285,000	1,262,000	23,000	2%
Impairment	500,000	--	500,000	100%
Total operating expenses	8,435,000	3,801,000	4,634,000	122%
Income (loss) from operations	$(2,354,000)	$2,201,000	$(4,555,000)	(207%)

To the extent that the Company continues to acquire new properties, the Company expects to see operations, maintenance and depreciation expenses increase.

Property taxes

The increase in property taxes in 2019 compared to 2018 is attributable primarily to the increase of assessed property values or increased tax rates, which resulted in an increase in property tax expense in certain municipalities and the acquisition of a property in June 2018.

Property operating expense

The increase in property operating expense in 2019 compared to 2018 is attributable primarily to properties acquired in the prior year, which accounted for higher operating expenses. Additionally, there was an increase to insurance expense, HOA fees and legal expense for the three months ended September 30, 2019 compared to the same period in 2018.

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

General and administrative

Approximately $0.5 million of the increase in general and administrative expenses was attributable to an increase in directors and officers liability insurance. Additionally, due to the Internalization, the Company is now responsible for additional expenses previously paid by the former Advisor, including payroll, rent, office equipment, utilities and other expenses.

Asset management expense, general and administrative expenses and professional fees, in aggregate, were approximately $5.4 million and $1.5 million during the three months ended September 30, 2019 and 2018, respectively.

Professional fees

The increase in professional fees was primarily due to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019.

See Note O – Legal in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Management internalization

The Company was externally managed by the former Advisor prior to the management internalization that became effective on April 1, 2019.  These expenses include (i) the Internalization Consideration to be paid in aggregate to the Manager and (ii) professional fees incurred to complete the Internalization of the Company’s management. See Note A — Organization and Business Operations and Note P – Deferred Management Internalization in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Acquisition expenses

Acquisition expenses related to purchased properties are capitalized with the investment in real estate. Acquisition expenses incurred during the three months ended September 30, 2019 and 2018 relate solely to dead deals.

Depreciation and amortization expenses

The increase in depreciation and amortization expenses was due to assets placed in service following the completion of construction projects or general improvements on properties already held.

Impairment

During the three months ended September 30, 2019, the Company recorded asset impairment charges totaling approximately $500,000. These impairment charges consisted of $500,000 associated with the Minneapolis City lot. These charges were recorded to write down the carrying value of this asset to its current appraised value net of estimated closing costs. The Company recorded no impairment charges for the three months ended September 30, 2018. See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Three Months Ended September 30
	2019	2018	$ Change	% Change
Other income (expense)
Interest expense	$(2,375,000)	$(2,170,000)	$(205,000)	9%
Gain from sale of investment in real estate	2,294,000	962,000	1,332,000	138%
Other income	50,000	7,000	43,000	614%
Income from DST	52,000	52,000	--	--
Total other expense	$21,000	$(1,149,000)	$1,170,000	(102%)

Interest expense

The increase in interest expense of approximately $0.2 million for the three months ended September 30, 2019, as compared to the same period in 2018, is primarily attributable to the Company’s increased use of debt on properties throughout the year.

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

Interest expense recorded for the three months ended September 30, 2019 includes amortization of loan issuance costs. Total amortization of loan issuance cost for the three months ended September 30, 2019 and 2018 was approximately $0.2 million.

For additional information see Note K – Notes Payable in Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

Gain from sale of investment in real estate

During September 2019, the Company sold the surface parking lot and office building in Ft. Lauderdale for $6.1 million, which resulted in a gain from sale of investments of approximately $2.3 million.

During August 2018, the Company sold two surface lots in Kansas City for $4.0 million, which resulted in a gain from sale of investments of real estate of approximately $1.0 million.

Other income

During August 2019, the Company received $50,000 from Inner Fire Fitness, LLC for the early termination of the retail lease at Mabley Place Garage.

During August 2018, the Company received a rebate of approximately $7,000 for the completion of a project to replace and improve the lighting of MVP Indianapolis City Park.

Results of Operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues
Base rent income	$15,126,000	$14,511,000	$615,000	4%
Percentage rent income	1,756,000	1,776,000	(20,000)	(1%)
Total revenues	$16,882,000	$16,287,000	$595,000	4%

Rental revenue

The increase of approximately $0.6 million in rental revenues is mainly attributable to the acquisition of a property in June 2018. Additionally, decreases due to properties sold in 2018 were offset by more favorable terms agreed upon for certain leases within the portfolio, which were renewed during 2018 and early 2019.

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

On January 31, 2019 the operating lease of MVP PF Ft. Lauderdale 2013, LLC (“MVP Ft. Lauderdale”) by SP+ expired. Upon the expiration of the operating lease, MVP Ft. Lauderdale entered into a new double net (“NN”) operating lease with Lanier Parking Solutions (“Lanier”). The term of the lease is 5 years. Lanier will pay annual rent of $70,000. In addition, the lease provides percentage rent with MVP Ft. Lauderdale receiving 70% of gross receipts over $140,000 per lease year. Subsequently, on September 23, 2019 the Company, through an entity wholly owned by the Company, sold the surface parking lot and office building in Ft. Lauderdale for cash consideration of $6.1 million to 625 SE 3rd Avenue, LLC, a third-party buyer.

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

During the nine months ended September 30, 2019 and 2018 the Company received percentage rent on the following properties:

	For the Nine Months Ended September 30
	2019	2018	$ Change	% Change
Percentage rent income
MVP PF Ft. Lauderdale(a)	$33,000	$--	$33,000	100%
MVP St. Louis PF 2013 (b)	--	80,000	(80,000)	(100%)
Mabley Place Garage	316,000	309,000	7,000	2%
MVP Ft Worth Taylor (c)	8,000	22,000	(14,000)	(64%)
MVP St. Louis Convention (d)	--	60,000	(60,000)	(100%)
MVP St. Louis Lucas (d)	--	65,000	(65,000)	(100%)
MVP Indianapolis Washington	36,000	31,000	5,000	16%
MVP Milwaukee Arena (e)	47,000	25,000	22,000	88%
MVP Denver 1935 Sherman (f)	9,000	6,000	3,000	50%
MVP Cleveland West 9th (g)	11,000	--	11,000	100%
MVP San Jose 88 Garage (h)	--	24,000	(24,000)	(100%)
MVP St. Paul Holiday	82,000	76,000	6,000	8%
MVP Louisville Station Broadway (i)	--	6,000	(6,000)	(100%)
White Front Garage (i)	--	6,000	(6,000)	(100%)
MVP Detroit Center Garage (j)	1,155,000	1,032,000	123,000	12%
St. Louis Broadway	4,000	--	4,000	100%
MVP Raider Park	17,000	34,000	(17,000)	(50%)
MVP New Orleans Rampart (k)	38,000	--	38,000	100%
Total revenues	$1,756,000	$1,776,000	$(20,000)	(1%)

a)	New lease terms with addition of percentage rent.
b)	New lease terms with increase to monthly base rent and higher break point for percentage rent.
c)	Timing of tenant’s collections.
d)	Property sold during June 2018.
e)	The new Fiserv Forum Arena became fully operational in late August 2018, which had a positive impact on operations, a trend expected to continue.
f)	Improved operations by tenant.
g)	Increased volume in area due to additional multi-tenant apartment complex and decrease in competing surface lots.
h)	Due to construction on the property the new revenue control system experienced some technical difficulties which have been repaired and are not anticipated to impede percentage rent in the future.
i)	Decrease in monthly collections by tenant.
j)	Heavy snow in the first quarter had impact on transient parking offset by increase in collections by tenant on monthly parking contracts.
k)	Initial lease year reporting percentage rent.

	For the Nine Months Ended September 30
	2019	2018	$ Change	% Change
Operating expenses
Property taxes	$2,254,000	$1,963,000	$291,000	15%
Property operating expense	1,157,000	1,041,000	116,000	11%
Asset management expense – related party	854,000	2,000,000	(1,146,000)	(57%)
General and administrative	3,737,000	3,167,000	949,000	34%
Professional fees	5,598,000	2,875,000	2,419,000	76%
Management internalization	32,004,000	50,000	31,879,000	n/a
Acquisition expenses	251,000	411,000	(160,000)	(39%)
Depreciation and amortization	3,876,000	3,653,000	223,000	6%
Impairment	1,452,000	--	1,452,000	100%
Total operating expenses	51,183,000	15,160,000	36,023,000	238%
Income (loss) from operations	$(34,301,000)	$1,127,000	$(35,428,000)	n/a

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

Property operating expense

The increase in property operating expense in 2019 compared to 2018 is attributable primarily to properties acquired in the prior year, which accounted for higher operating expenses. Additionally, there was an increase to insurance expense, HOA fees and legal expense for the nine months ended September 30, 2019 compared to the same period in 2018.

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

General and administrative

Approximately $0.5 million of the increase in general and administrative expenses was attributable to an increase in directors and officers liability insurance. Additionally, due to the Internalization, the Company is now responsible for additional expenses previously paid by the former Advisor, including payroll, rent, office equipment, utilities and other expenses.

Asset management expense, general and administrative expenses and professional fees, in aggregate, were approximately $10.0 million and $8.0 million during the nine months ended September 30, 2019 and 2018, respectively.

Professional fees

The increase in professional fees was primarily due to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019.

See Note O – Legal in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Management internalization

The Company was externally managed by the former Advisor prior to the management internalization that became effective on April 1, 2019. These expenses include (i) the Internalization Consideration to be paid in aggregate to the Manager and (ii) professional fees incurred to complete the Internalization of the Company’s management. See Note A — Organization and Business Operations and Note P – Deferred Management Internalization in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Acquisition expenses

Acquisition expenses related to purchased properties are capitalized with the investment in real estate. Acquisition expenses incurred during the nine months ended September 30, 2019 relate solely to dead deals. The decrease in cost from the nine months ended September 30, 2018 to the same period in 2019 of approximately $0.2 million is a result of reduced acquisition activity.

Depreciation and amortization expenses

The increase in depreciation and amortization expenses was due to the properties acquired during 2018 and assets placed in service following the completion of construction projects or general improvements on properties already held.

Impairment

During the nine months ended September 30, 2019, the Company recorded asset impairment charges totaling approximately $1,452,000. These impairment charges consisted of $558,000 associated with the Memphis Court lot, $344,000 associated with the San Jose 88 garage, $50,000 associated with the St. Louis Washington lot and $500,000 associated with the Minneapolis City lot. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs. The Company recorded no impairment charges for the nine months ended September 30, 2018. See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Nine Months Ended September 30
	2019	2018	$ Change	% Change
Other income (expense)
Interest expense	$(7,164,000)	$(6,337,000)	$(827,000)	13%
Gain from sale of investment in real estate	2,294,000	1,971,000	323,000	16%
Other income	81,000	62,000	19,000	31%
Income from DST	170,000	154,000	16,000	10%
Total other expense	$(4,619,000)	$(4,150,000)	$(469,000)	11%

Interest expense

The increase in interest expense of approximately $0.8 million for the nine months ended September 30, 2019, as compared to the same period in 2018, is primarily attributable to the Company’s increased use of debt on properties throughout the year.

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

Interest expense recorded for the nine months ended September 30, 2019 and 2018 includes amortization of loan issuance costs. Total amortization of loan issuance cost for the nine months ended September 30, 2019 and 2018 was approximately $0.7 million and $0.6 million, respectively.

For additional information see Note K – Notes Payable in Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

Gain from sale of investment in real estate

During September 2019, the Company sold the surface parking lot and office building in Ft. Lauderdale for $6.1 million, which resulted in a gain from sale of investments of approximately $2.3 million.

During August 2018, the Company sold two surface lots in Kansas City for $4.0 million, which resulted in a gain from sale of investments of real estate of approximately $1.0 million.

During June 2018, the Company sold two surface lots in St. Louis for $8.5 million, which resulted in a gain from sale of investments of real estate of approximately $1.0 million.

Other income

During January 2019, the Company received a rebate of approximately $31,000 from Hawaii Energy for the completion of a project to replace and improve the lighting of the property located in Hawaii

During August 2019, the Company received $50,000 from Inner Fire Fitness, LLC for the early termination of the retail lease at Mabley Place Garage.

During May 2018, the Company received a rebate of approximately $5,000 for the completion of a project to replace and improve the lighting of Cleveland Lincoln Garage. In addition, the Company also received $50,000 from PCAM, LLC for the early termination of the lease of MVP Milwaukee Wells.

During August 2018, the Company received a rebate of approximately $7,000 for the completion of a project to replace and improve the lighting of MVP Indianapolis City Park.

Income from DST

During the nine months ended September 30, 2019, the Company recorded a one-time accrual of $18,000 for income from DST.

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

The Company’s calculation of FFO and MFFO attributable to common shareholders is presented in the following table for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to The Parking REIT, Inc. common shareholders	$(3,145,000)	$261,000	$(41,232,000)	$(5,127,000)
Add (subtract):
Gain on sale of real estate	(2,294,000)	(962,000)	(2,294,000)	(1,971,000)
Impairment of real estate	500,000	--	1,452,000	--
Depreciation and amortization expenses of real estate assets	1,285,000	1,262,000	3,876,000	3,653,000
FFO	$(3,654,000)	$561,000	$(38,198,000)	$(3,445,000)
Add (subtract):
Acquisition fees and expenses to non-affiliates	1,000	7,000	251,000	411,000
Change in deferred rental assets	(10,000)	(11,000)	(32,000)	(53,000)
MFFO attributable to The Parking REIT, Inc. shareholders	$(3,663,000)	$557,000	$(37,979,000)	$(3,087,000)
Distributions paid to Common Shareholders	$--	$--	$--	$817,000

Liquidity and Capital Resources

The Company commenced operations on December 30, 2015.

The Company’s principal demand for funds is for the acquisition of real estate assets, the payment of operating expenses, capital expenditures, principal and interest on the Company’s outstanding indebtedness and the payment of distributions to the Company’s stockholders. The cash required for acquisitions and investments in real estate has to date been funded primarily from the sale of shares of the Company’s common stock and preferred stock, including those shares offered for sale through the Company’s distribution reinvestment plan, dispositions of properties in the Company’s portfolio and through third party financing and the assumption of debt on acquired properties.

On December 31, 2016, the Company ceased all selling efforts for its initial public offering of shares of its common stock at $25.00 per share, pursuant to a registration statement on Form S-11 (No. 333-205893). The Company accepted additional subscriptions through March 31, 2017, the last day of the initial public offering, and raised approximately $61.3 million in the initial public offering before payment of deferred offering costs of approximately $1.1 million, contribution from an affiliate of the former Advisor of approximately $1.1 million and cash distributions of approximately $1.8 million.

The Company raised approximately $2.5 million, net of offering costs, in funds from the private placements of Series A Convertible Redeemable Preferred Stock and approximately $36.0 million, net of offering costs, in funds from the private placements of Series 1 Convertible Redeemable Preferred Stock.

As disclosed in Note O - Legal in Part I, Item 1 – Notes to the Condensed Consolidated Financial Statements of this Quarterly Report, Nasdaq has informed the Company that (i) the Company’s common stock will not be approved for listing currently on the Nasdaq Global Market, and (ii) it is highly unlikely that the Company’s common stock would be approved for listing while the SEC investigation is ongoing. There can be no assurance that the Company’s common stock will ever be approved for listing on the Nasdaq Global Market or any other stock exchange, even if the SEC investigation referred to above is completed and no wrongdoing is found and no action is taken in connection therewith against the Company, Mr. Shustek or any other person. As a result of this Nasdaq decision, the Company has determined not to proceed at this time with the registration and sale of the Company’s common stock as contemplated by the Registration Statement (File No. 333-205893) on Form S-11 filed with the U.S. Securities and Exchange Commission on October 5, 2018 and such Registration Statement was withdrawn on August 29, 2019.  As a result of the forgoing, our ability to raise equity capital will be limited in the future and the Company may seek to raise additional funds through additional debt financings or the sale of assets. There can be no assurance that the Company will be able to obtain additional debt financing on acceptable terms or at all or that the Company will be able to sell existing assets at attractive prices or at all.   Further, there can be no assurance that the Company will be able to generate cash from operations sufficient to fund its operating expenses and other capital needs. In addition, there can be no assurance that cash distributions to the Company’s common stockholders will be resumed in the future.

As of September 30, 2019, the Company’s debt consisted of approximately $120.4 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs and the Company’s cash and cash equivalents and restricted cash were approximately $9.7 million ($3.4 million of which was restricted cash).

Sources and Uses of Cash

The following table summarizes the Company’s cash flows for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(3,203,000)	$(858,000)
Net cash provided by (used in) investing activities	$2,502,000	$(25,706,000)
Net cash provided by financing activities	$989,000	$19,047,000

Comparison of the nine months ended September 30, 2019, to the nine months ended September 30, 2018

The Company’s cash and cash equivalents and restricted cash were approximately $9.7 million as of September 30, 2019, which was an increase of approximately $0.5 million from the balance at September 30, 2018.

Cash flows from operating activities

Net cash used in operating activities for the nine months ended September 30, 2019 was approximately $3.2 million, compared to approximately $0.9 million for the same period in 2018. The increase in cash used was primarily due to an increase in cash used of approximately $1.2 million of cash used to fund an increase in prepaid expenses including approximately $1.8 million of prepaid directors and officers insurance premiums, other assets and accounts receivable partially offset by an increase in net loss and adjustments to reconcile net loss to cash of approximately $2.4 million.

Cash flows from investing activities

Net cash provided by investing activities for the nine months ended September 30, 2019 was approximately $2.5 million, compared to approximately $25.7 million of net cash used, to acquire investments, for the same period in 2018. The reduction in cash used was due primarily to the fact that no investments were acquired during the nine months ended September 30, 2019 and one asset was sold in 2019.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $1.0 million compared to approximately $19.0 million during the same period in 2018. The reduction in cash provided by financing activities was primarily due to the fact that no preferred stock or other equity was issued during the nine months ended September 30, 2019 compared to approximately $9.1 million of preferred stock issued during the same period in 2018 and a decrease in net proceeds from long term debt of approximately $9.7 million partially offset by a decrease of approximately $0.8 million in stock redemptions and distributions paid to shareholders during the nine months ended September 30, 2019 compared to the same period in 2018.

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

The Company’s secured mortgage debt of approximately $54.0 million and $58.6 million as of September 30, 2019 and December 31, 2018, respectively, require Mr. Shustek and the former Manager to continue to provide guarantees. In connection with the Contribution Agreement and the Internalization, Mr. Shustek and the former Manager will continue to provide such guarantees. For additional information regarding the Company’s indebtedness, please see Note K – Notes Payable in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the former Advisor and its affiliates in connection with the Company’s organization operations for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2019	2018	2019	2018
Asset Management Fees	$--	$313,000	$854,000	$2,000,000
Total	$--	$313,000	$854,000	$2,000,000

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

Common Stock

From inception through September 30, 2019, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,826 shares of its common stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

The Company’s total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company’s DRIP are detailed below.

To date, all distributions were paid from offering proceeds and therefore represented a return of capital.

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows used in Operations (GAAP basis)
1st Quarter, 2019	$--	$--	$--	$(1,272,000)
2nd Quarter, 2019	--	--	--	(942,000)
3rd Quarter, 2019	--	--	--	(989,000)
Total 2019	$--	$--	$--	$(3,203,000)

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2018	$806,000	$418,000	$1,224,000	$(1,015,000)
2nd Quarter, 2018	--	--	--	(506,000)
3rd Quarter, 2018	--	--	--	663,000
4th Quarter, 2018	--	--	--	(813,000)
Total 2018	$806,000	$418,000	$1,224,000	$(1,671,000)

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

The offering price was $1,000 per share. In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of November, 12, 2019, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note N — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From initial issuance through September 30, 2019, the Company had declared distributions of approximately $507,000 of which approximately $489,000 had been paid to Series A stockholders.

	Total Series A Distributions Paid	Cash Flows used in Operations (GAAP basis)
1st Quarter, 2019	$54,000	$(1,272,000)
2nd Quarter, 2019	54,000	(942,000)
3rd Quarter, 2019	54,000	(989,000)
Total 2019	$162,000	$(3,203,000)

	Total Series A Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2018	$41,000	$(1,015,000)
2nd Quarter, 2018	51,000	(506,000)
3rd Quarter, 2018	54,000	663,000
4th Quarter, 2018	54,000	(813,000)
Total 2018	$200,000	$(1,671,000)

Preferred Series 1 Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock ("Series 1"), par value $0.0001 per share. On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company’s common stock, to accredited investors. On January 31, 2018, the Company closed this offering. The Company raised approximately $36.5 million, net of offering costs, in the Series 1 private placements and had 39,811 shares of Series 1 issued and outstanding.

The offering price is $1,000 per share. In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of November, 12, 2019, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. These warrants will expire five years from the 90th day after the occurrence of a listing event.

For additional information see Note N — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From issuance date through September 30, 2019, the Company had declared distributions of approximately $5.2 million of which approximately $5.0 million had been paid to Series 1 stockholders.

	Total Series 1 Distributions Paid	Cash Flows used in Operations (GAAP basis)
1st Quarter, 2019	$697,000	$(1,272,000)
2nd Quarter, 2019	695,000	(942,000)
3rd Quarter, 2019	696,000	(989,000)
Total 2019	$2,088,000	$(3,203,000)

	Total Series 1 Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2018	$477,000	$(1,015,000)
2nd Quarter, 2018	639,000	(506,000)
3rd Quarter, 2018	697,000	663,000
4th Quarter, 2018	697,000	(813,000)
Total 2018	$2,510,000	$(1,671,000)

Related-Party Transactions and Arrangements

Prior to the Internalization, the Company had entered into agreements with affiliates of its Sponsor, whereby the Company would pay certain fees or reimbursements to the former Advisor or its affiliates in connection with, among other things, acquisition and financing activities, asset management services and reimbursement of operating and offering related costs. For additional information see Note E — Related Party Transactions and Arrangements in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees and the Internalization.

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

On March 29, 2019, the Company and the former Advisor entered into definitive agreements to internalize the Company's management function effective April 1, 2019. As a result of the Internalization, the Management Agreements were terminated.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of September 30, 2019.

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

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2019, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at September 30, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 84,510 shares of common stock and would receive gross proceeds of approximately $2.1 million.

For additional information see “— Liquidity and Capital Resources” and “—Preferred Series A Stock” above and Note N — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2019, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at September 30, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

For additional information see “— Liquidity and Capital Resources” and “—Preferred Series A Stock” above and Note N — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

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

Contractual Obligations

As of September 30, 2019, the Company’s contractual obligations consisted of the mortgage notes secured by the acquired properties:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$159,919,000	$3,478,000	$47,741,000	$4,750,000	$103,950,000
Lines of credit:	--	--	--	--	--
Interest	--	--	--	--	--
Principal	--	--	--	--	--
Total	$159,919,000	$3,478,000	$47,741,000	$4,750,000	$103,950,000

Contractual obligations table amount does not reflect the unamortized loan issuance costs of approximately $2.0 million for notes payable as of September 30, 2019.

Subsequent Events

See Note R — Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various subsequent events.

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

As of September 30, 2019, the Company’s debt consisted of approximately $120.4 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs. The Company’s variable interest rate debt is related to the LoanCore loan, where the floating rate loan is set at one-month LIBOR plus 3.65%, with a LIBOR floor of 1.95% and the Company has purchased a rate cap that caps LIBOR at 3.50%. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value. Assuming no increase in the level of the Company’s variable debt, if interest rates increased by 1.0%, or 100 basis points, cash flow would decrease by approximately $0.4 million per year. At September 30, 2019 LIBOR was approximately 2.05%. Assuming no increase in the level of variable rate debt, if LIBOR were reduced to 1.95%, cash flow would increase by approximately $0.1 million per year.

The following tables summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company’s outstanding debt as of September 30, 2019:

Debt Maturity Schedule as of September 30, 2019
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt	$3,478,000	$45,683,000	$2,058,000	$2,252,000	$2,498,000	$103,950,000	$159,919,000	$153,159,000

Average interest rate	6.57%	5.78%	4.87%	4.88%	4.89%	4.78%

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2019, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II OTHER INFORMATION

None.

ITEM 1. LEGAL PROCEEDINGS

See Note O — Legal in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a description of a purported class action lawsuit that was filed on March 12, 2019.

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

The pending investigations and legal proceedings involving us, and our affiliates could harm the reputation of the Company and may distract our management from attending to the Company's business. The adverse publicity arising out of the pendency of such investigations or proceedings could impair our ability to raise additional capital or purse liquidity transactions. The loss of key personnel or circumstances causing such personnel to otherwise become unavailable to manage our business, would result in the loss of experience, skill, resources, relationships and contacts of individuals that we believe are important to our investment and operating strategies.

On March 12, 2019, stockholder SIPDA Revocable Trust (“SIPDA”) filed a purported class action complaint in the United States District Court for the District of Nevada, against the Company and certain of its current and former officers and directors. SIPDA filed an Amended Complaint on October 11, 2019. The Amended Complaint purports to assert class action claims on behalf of all public shareholders of the Company and MVP I between August 11, 2017 and April 1, 2019 in connection with the (i) August 2017 proxy statements filed with the SEC to obtain shareholder approval for the merger of the Company and MVP I (the "proxy statements"), and (ii) August 2018 proxy statement filed with the SEC to solicit proxies for the election of certain directors (the “2018 proxy statement”). The Amended Complaint alleges, among other things, that the 2017 proxy statements failed to disclose that two major reasons for the merger and certain charter amendments implemented in connection therewith were (i) to facilitate the execution of an amended advisory agreement that allegedly was designed to benefit Mr. Shustek financially in the event of an internalization and (ii) to give Mr. Shustek the ability to cause the Company to internalize based on terms set forth in the amended advisory agreement. The Amended Complaint further alleges, among other things, that the 2018 proxy statement failed to disclose the Company’s purported plan to internalize its management function.

The Amended Complaint alleges, among other things, (i) that all defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, by disseminating proxy statements that allegedly contain false and misleading statements or omit to state material facts; (ii) that the director defendants violated Section 20(a) of the Exchange Act; and (iii) that the director defendants breached their fiduciary duties to the members of the class and to the Company.

The Amended Complaint seeks, among other things, unspecified damages; declaratory relief; and the payment of reasonable attorneys' fees, accountants' and experts' fees, costs and expenses.

On June 13, 2019, the court granted SIPDA’s motion for Appointment as Lead Plaintiff. The litigation is still at a preliminary stage. The Company and the Board of Directors have reviewed the allegations in the Amended Complaint and believe the claims asserted against them in the Amended Complaint are without merit and intend to vigorously defend this action.

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

The Magowski Complaint asserts purportedly direct claims on behalf of all stockholders (other than the defendants and persons or entities related to or affiliated with any defendant) for breach of fiduciary duty and unjust enrichment arising from the Company’s decision to internalize its advisory function. In this Complaint, Plaintiff Magowski asserts that the stockholders have allegedly been directly injured by the internalization and related transactions. The Barene Complaint asserts both direct and derivative claims for breach of fiduciary duty arising from substantially similar allegations as those contained in the Magowski Complaint. The purportedly direct claims are asserted on behalf of the same class of stockholder as the purportedly direct claims in the Magowski Complaint, and the derivative claims in the Barene Complaint are asserted on behalf of the Company.

On September 12 and 16, 2019, the defendants filed motions to dismiss the Magowski and Barene complaints, respectively. The Magowski and Barene Complaints seek, among other things, damages; declaratory relief; equitable relief to reverse and enjoin the internalization transaction; and the payment of reasonable attorneys' fees, accountants' and experts' fees, costs and expenses. The actions are at a preliminary stage. The Company and the board of directors intend to vigorously defend against these lawsuits.

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

The Securities and Exchange Commission (“SEC”) is conducting an investigation relating to the Parking REIT. In June 2019, the SEC issued subpoenas to the Company and its chairman and chief executive officer Michael V. Shustek. In connection with each subpoena, the SEC stated that: “this investigation is a non-public, fact-finding inquiry. We are trying to determine whether there have been any violations of the federal securities laws. The investigation and the subpoena do not mean that we have concluded that the recipient of the subpoena or anyone else has violated the law. Also, the investigation does not mean that we have a negative opinion of any person, entity or security.” The Company has received additional requests for information and expects to receive more in the future. The Company and Mr. Shustek intend to cooperate fully with the SEC in this matter. However, the Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies, if any, that may be imposed on Mr. Shustek, the Company or any other entity arising out of the SEC investigation.

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

Our operating income has been, and we expect may continue to be, insufficient to cover our operating expenses and other liquidity needs.  In addition, we have and intend to continue to finance our assets with outside capital.  As a result of Nasdaq’s decision not to approve the listing of the Company’s common stock, our ability to raise equity capital will be limited in the future and we may seek to raise additional funds through additional debt financings or the sale of assets. We may also periodically use short-term financing to complete planned development projects, perform renovations to our properties, or to meet other liquidity needs.

There can be no assurance that we will be able to obtain additional debt financing on acceptable terms or at all, and our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:
•	general market conditions;
•	a financing source’s view of the quality of our assets;
•	a financing source’s perception of our financial condition and growth potential; and
•	our current and potential future earnings and cash distributions.

In addition, if we are unable to obtain debt financing on acceptable terms or at all, our ability to sell assets may also be limited due to several factors, including general market conditions and limitations under our existing loan agreements, and as a result, we may receive less than the value at which those assets are carried on our consolidated financial statements or we may be unable to sell certain assets at all.

If we cannot obtain sufficient capital on acceptable terms, our businesses and our ability to operate could be materially adversely impacted.

In addition to customary representations, warranties, covenants, and indemnities, our existing loan agreements require us and/or our subsidiaries to comply with covenants involving, among other matters, limitations on incurrence of indebtedness, debt cancellation, property cash flow allocation, liens on properties and requirements to maintain minimum unrestricted cash balances. Our existing loan agreements contain covenants that may limit our ability to sell assets, including covenants that limit debt cancellation and assignment of debt in connection with the sale of an asset. In addition, certain of our assets are collateral under multiple loan agreements, which may limit our ability to sell such assets. We may enter into additional loan agreements  that also may contain covenants, including those requiring us to comply with various financial covenants.

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

Any such event of default, termination of commitments, acceleration of payments, or foreclosure of our assets could have a material adverse effect on our financial condition, results of operations and cash flows and ability to continue to operate or make distributions to our stockholders in the future. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets. A default could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes. It is also possible that we could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs to us.

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

Stockholders do not have preemptive rights to any shares issued by us in the future and generally have no appraisal rights. Our charter currently has authorized 100,000,000 shares of capital stock. Of the total number of shares of capital stock authorized, 98,999,000 shares are classified as common stock, par value $0.0001 per share; and 1,000,000 shares are classified as preferred stock, par value $0.0001 per share, within which (i) 97,000 shares are classified and designated as Series 1 Convertible Redeemable Preferred Stock, and (ii) 50,000 shares are classified and designated as Series A Convertible Redeemable Preferred Stock, and 1,000 shares are classified as convertible stock, par value $0.0001 per share. Subject to any limitations set forth under Maryland law, a majority of our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. A stockholder's interest in us may be diluted in the event that we (1) sell additional shares in the future, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to the former Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Amended and Restated Advisory Agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In connection with the Internalization, we issued the former manager 400,000 shares of Common Stock and agreed to issue the former Advisor 400,000 additional shares of Common Stock on each of December 31, 2019, 2020 and 2021. We have the option to repurchase up to 1,100,000 of such shares at a price equal to $17.50 but there can be no assurance that we will do so. Because of these and other reasons described in this "Risk Factors" section, stockholders should not expect to be able to own a significant percentage of our shares. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, stockholders also may experience dilution in the book value and fair mark value of, and the amount of distributions paid on, their shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company did not sell any of its equity securities during the quarter ended September 30, 2019 that were not registered under the Securities Act.

Use of Offering Proceeds

As of As of November 12, 2019, the Company had 6,933,253 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total net proceeds of approximately $187.9 million, less offering costs.

The following is a table of summary of offering proceeds from inception through September 30, 2019:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	2,851,238	$68,281,000
Redeemed shares	--	(42,761)	(1,046,000)
DRIP shares	--	83,437	2,086,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,981,000
Dividend shares	--	153,826	3,845,000
Distributions	--	--	(9,555,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from advisor	--	--	1,147,000
Shares added for merger	--	3,887,513	85,701,000
Total	42,673	6,933,253	$187,898,000

From October 22, 2015 through September 30, 2019, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through September 30, 2019, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were approximately $187.9 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, of which the Company’s portion of the total purchase price for these parking facilities was approximately $320.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders. The ratio of the costs of raising capital to the capital raised is approximately 0.6%.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

The Company is not aware of any information that was required to be disclosed in a report on Form 8-K during the third quarter of 2019, that was not disclosed in a report on Form 8-K.

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

10.2(9)	Employee Leasing Agreement, dated as of March 29, 2019, by and between the Company and the former Advisor
10.3(9)	Registration Rights Agreement, dated as of March 29, 2019, by and among the Company and the Holders party thereto.
10.4(9)	Termination Agreement, dated as of March 29, 2019, by and among the Company, the Operating Partnership and the former Advisor.
10.5(9)	Employment Agreement, dated as of March 29, 2019, by and between the Company, the Operating Partnership and Michael V. Shustek.
10.6(9)	Employment Agreement, dated as of March 29, 2019, by and between the Company and Daniel Huberty.
10.7(9)	Employment Agreement, dated as of March 29, 2019, by and between the Company and James Kevin Bland.
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) (17 CFR 240.13a-14(a)/17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) (17 CFR 240.13a-14(a)/17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) (17 CFR 240.13a-14(b)/17 CFR 240.15d-14(b)) and Section 906 of the Sarbanes-Oxley Act of 2002.

101(*)
The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, formatted in XBRL (extensible Business Reporting Language (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholder’s Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Chairman
Date:	November 13, 2019

By:	/s/ J. Kevin Bland
J. Kevin Bland
Chief Financial Officer
Date:	November 13, 2019