Form 10-K
period 2019-12-31
Parking REIT, Inc.
filed 2020-03-30
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55760

THE PARKING REIT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	47-3945882
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9130 WEST POST ROAD SUITE 200, LAS VEGAS, NV 89148
 (Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code: (702) 534-5577
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value
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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

There is no established market for the Registrant's shares of common stock. On May 28, 2019, the board of directors of the Registrant approved an estimated net asset value per share of the Registrant's common stock of $25.10. However, current market disruptions relating to COVID-19 have significantly and adversely impacted the market for a wide variety of real estate assets as well as the supply of debt financing for real estate assets. As a result, we believe that the value of our assets might have been impacted since the World Health Organization declared the outbreak of the COVID-19 pandemic on March 11, 2020. However, we cannot determine the ultimate impact, if any, on our estimate of net asset value per share as of the filing date of this report. There were approximately 6,001,300 shares of common stock held by non-affiliates at June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 30, 2020
Common Stock, $0.0001 Par Value	7,330,071

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

•	competitive factors that may limit the Company’s ability to make investments or attract and retain tenants;
•	the Company’s ability to generate sufficient cash flows to pay distributions to the Company’s stockholders;
•	the Company’s failure to maintain status as a REIT;
•	the Company’s ability to successfully integrate pending transactions and implement an operating strategy;
•	the Company’s ability to list shares of common stock on a national securities exchange or complete another liquidity event;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
•	changes in interest rates;
•	changes to generally accepted accounting principles, or GAAP;
•	the impact on our business and those of our tenants from epidemics, pandemics or outbreaks of an illness, disease or virus (including COVID-19); and
•	potential adverse impacts from changes to the U.S. tax laws.

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

PART I

ITEM 1. BUSINESS

General

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015 and has elected to be taxed, and has operated in a manner that will allow the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017; therefore, it is the Company’s intention to file its income tax return as a REIT for the year ended December 31, 2019.

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

The Company’s former advisor is MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the “former Advisor”), a Nevada limited liability company, which is owned 60% by Vestin Realty Mortgage II, Inc. (“VRM II”) and 40% by Vestin Realty Mortgage I, Inc. (“VRM I”). Prior to the Internalization (as defined below), the former Advisor was responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to a second amended and restated advisory agreement among the Company, the Operating Partnership and the former Advisor (the “Amended and Restated Advisory Agreement”). VRM II and VRM I are Maryland corporations that trade on the OTC pink sheets and were managed by Vestin Mortgage, LLC, an affiliate of the former Advisor, prior to being internalized in January 2018.

As part of the Company’s initial capitalization, 8,000 shares of common stock were sold for $200,000 to an affiliate of the former Advisor.

Objectives

The Company’s primary objectives are to:

•	preserve capital;
•	generate current income; and
•
explore strategic alternatives to provide liquidity to stockholders, including sales of assets, potential liquidation of the Company, a sale of the Company or a portion thereof or a strategic business combination.

In mid-2019, the Company engaged financial and legal advisors and began to explore a broad range of potential strategic alternatives to provide liquidity to stockholders.  The Company is currently exploring certain strategic alternatives, including potential sales of assets, a potential sale of the Company or a portion thereof, a potential strategic business combination or a potential liquidation.  However, there can be no assurance that the Board’s exploration of potential strategic alternatives will result in any change of strategy or transaction being entered into or consummated or, if a transaction is undertaken, as to its terms, structure or  timing. In addition, the value received in any potential strategic alternative would likely be less than the net asset value (“NAV”) most recently estimated by the Company’s board of directors. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to reflect market value under those standards and will not necessarily result in a reflection of fair value under generally accepted accounting principles. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per share, which could be significantly different from the estimated NAV per share determined by our board of directors. The estimated NAV per share is not a representation or indication that, among other things a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company or a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of our shares of common stock. For example, we expect to incur additional costs in connection with ongoing litigation, the SEC investigation discussed in Note P - Legal in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K and legal and consulting fees associated with pursuing any potential strategic alternatives, which in the aggregate may be material, none of which was taken in consideration when the board of directors determined the prior estimated NAV per share. Please see our Current Reports on Form 8-K filed with the SEC on May 28, 2019 for additional information regarding the NAV calculation, as well as “Item 1A. Risk Factors—Risks Related to an Investment in the Company–Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock” in this Annual Report on Form 10-K.

Prior Investment Strategy

The Company’s investment strategy has historically focused primarily on acquiring, owning and managing parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada.  The Company historically focused primarily on investing in income-producing parking lots and garages with air rights in central business districts. In building its current portfolio, the Company sought geographically targeted investments that present key demand drivers, that were expected to generate cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following demand drivers:

•	Downtown core
•	Government buildings and courthouses
•	Sporting venues
•	Hospitals
•	Hotels

However, as a result of the current COVID-19 pandemic, among other factors, such demand drivers have been and are expected to be significantly diminished for an indeterminate period of time. Many state and local governments are currently restricting public gatherings or requiring people to shelter in place, which has in some cases eliminated or severely reduced the demand for parking. For more information on the effect of COVID-19 on our business, see “Item 1A. Risk Factors—Risks Related to Our Business—Our business and those of our tenants may be adversely affected by epidemics, pandemics or other outbreaks.”

Prior Investment Criteria

The Company historically focused on acquiring properties that met the following criteria:

•	properties that were expected to generate current cash flow;
•	properties that were expected to be located in populated metropolitan areas; and
•	properties were expected to produce income within 12 months of the Company’s acquisition.

As noted above, the Company does not currently expect to make any additional acquisitions unless and until it is able to sell some of its existing assets, and then only after ensuring that it has sufficient liquidity resources.  In the unlikely event of a future acquisition, the Company would expect the foregoing criteria to serve as guidelines, however, Management and the Company’s board of directors may vary from these guidelines to acquire properties which they believe represent value opportunities.

Management Internalization

On March 29, 2019, the Company and the former Advisor entered into definitive agreements to internalize the Company’s management function effective April 1, 2019 (the “Internalization”). Since their formation, under the supervision of the board of directors (the “Board of Directors”), the former Advisor has been responsible for managing the operations of the Company and MVP REIT, Inc., a Maryland corporation (“MVP I”), which merged with a wholly owned indirect subsidiary of the Company in December 2017. As part of the Internalization, among other things, the Company agreed with the former Advisor to (i) terminate the Second Amended and Restated Advisory Agreement, dated as of May 26, 2017 and, for the avoidance of doubt, the Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, which by its terms would have become effective only upon a listing of the Company’s common stock on a national securities exchange (collectively, the “Management Agreements”), each entered into among the Company, the former Advisor and MVP REIT II Operating Partnership, LP (the “Operating Partnership”); (ii) extend employment to the executives and other employees of the former Advisor; (iii) arrange for the former Advisor to continue to provide certain services with respect to outstanding indebtedness of the Company and its subsidiaries; and (iv) lease the employees of the former Advisor for a limited period of time prior to the time that such employees become employed by the Company.

Contribution Agreement

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the former Advisor, Vestin Realty Mortgage I, Inc. (“VRTA”) (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (“VRTB”) (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the former Advisor 1,600,000 shares of Common Stock as consideration (the “Internalization Consideration”), issuable in four equal installments. The first and second installments of 400,000 shares of Common Stock per installment were issued on April 1, 2019 and December 31, 2019, respectively. See Note S — Deferred Management Internalization in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information. The remaining installments will be issued on December 31, 2020 and December 31, 2021 (or if December 31st is not a business day, the day that is the last business day of such year). If requested by the Company in connection with any contemplated capital raise by the Company, the former Advisor has agreed not to sell, pledge or otherwise transfer or dispose of any of the Internalization Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2019 for more information regarding the Management Internalization.

Concentration

The Company had fifteen parking tenants as of December 31, 2019 and 2018. One tenant, SP Plus Corporation (Nasdaq: SP) (“SP+”), represented 60.8% of the Company’s base parking rental revenue for the year ended December 31, 2019.

SP+ is one of the largest providers of parking management in the United States. As of December 31, 2019, SP+ managed approximately 3,100 locations in North America.

Below is a table that summarizes parking rent by tenant for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
Parking Tenant	2019	2018
SP +	60.8%	57.3%
Premier Parking	14.8%	17.1%
ISOM Mgmt	3.9%	4.3%
ABM	3.9%	4.6%
Interstate Parking	2.9%	2.8%
342 N. Rampart	2.9%	2.6%
Denison	2.7%	2.5%
Lanier	2.4%	2.4%
St. Louis Parking	2.0%	2.2%
Premium Parking	1.2%	--
TNSH, LLC	1.1%	0.6%
Riverside Parking	0.9%	1.0%
BEST PARK	0.2%	1.5%
Denver School	0.2%	0.2%
Secure	0.1%	0.1%
PCAM, LLC	--	0.8%
* During June 2018 Premier Parking acquired iPark Services. Subsequent to the acquisition Premier and iPark continue to operate under their original company names.

In addition, the Company had concentrations in various cities based on parking rental revenue for the years ended December 2019 and 2018, as well as concentrations in various cities based on the real estate the Company owned as of December 31, 2019 and 2018. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Years Ended December 31,
	2019	2018
Detroit	22.6%	18.2%
Houston	11.7%	13.3%
Cincinnati	9.3%	9.2%
Fort Worth	7.0%	8.1%
Indianapolis	6.1%	6.5%
Cleveland	5.8%	5.3%
St. Louis	5.0%	5.4%
Honolulu	4.3%	2.6%
Lubbock	3.9%	4.2%
Milwaukee	3.7%	3.7%
Minneapolis	3.6%	4.3%
Nashville	3.1%	3.5%
St Paul	2.9%	2.7%
New Orleans	2.9%	2.7%
San Jose	2.0%	2.4%
Bridgeport	1.9%	2.3%
Memphis	1.4%	1.6%
Louisville	0.9%	1.0%
Denver	0.7%	0.8%
Ft. Lauderdale	0.4%	0.6%
Wildwood	0.3%	0.4%
Clarksburg	0.3%	0.3%
Canton	0.2%	0.3%
Kansas City	--	0.6%
Real Estate Investment Concentration by City
	As of December 31,
	2019	2018
Detroit	17.7%	17.6%
Houston	12.1%	11.9%
Fort Worth	8.8%	8.8%
Cincinnati	8.8%	8.7%
Honolulu	6.8%	6.7%
Cleveland	6.3%	6.2%
Indianapolis	5.8%	5.8%
St Louis	4.4%	4.4%
Minneapolis	4.3%	4.4%
Lubbock	4.3%	3.5%
Milwaukee	3.9%	3.8%
Nashville	3.7%	3.7%
St Paul	2.7%	2.7%
Bridgeport	2.6%	2.6%
New Orleans	2.6%	2.6%
Memphis	1.3%	1.5%
San Jose	1.1%	1.2%
Denver	1.0%	1.0%
Louisville	1.0%	1.0%
Wildwood	0.4%	0.4%
Clarksburg	0.2%	0.2%
Canton	0.2%	0.2%
Fort Lauderdale	--	1.1%

Economic Dependency

Prior to the Internalization, under various agreements, the Company engaged the former Advisor and its affiliates to provide certain services that were essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition services, the sale of shares of the Company’s securities available for issuance, as well as other administrative responsibilities for the Company, including accounting services and investor relations. In addition, the Sponsor paid selling commissions in connection with the sale of the Company’s shares in the Common Stock Offering and the former Advisor paid the Company’s organization and offering expenses.

As a result of these relationships, prior to the Internalization, the Company was wholly dependent upon the former Advisor and its affiliates.

Competition

The Company is unaware of any REITs in the United States that invest predominantly in parking facilities; nevertheless, the Company has significant competition with respect to the acquisition of real property. Competitors include other REITs, owners and managers of parking facilities, private investment funds, hedge funds and other investors, many of which have significantly greater resources. The Company may not be able to compete successfully for investments, particularly in light of the Company’s lack of liquidity available for investments which would preclude the Company from making any additional investments unless it sells some of its existing assets and enhances existing liquidity resources. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If the Company pays higher prices for investments the returns will be lower, and the value of assets may not increase or may decrease significantly below the amount paid for such assets.

The Company’s parking facilities face intense competition, which may adversely affect rental and fee income. The Company believes that competition in parking facility operations is intense. The relatively low cost of entry has led to a strongly competitive, fragmented market consisting of competitors ranging from single facility operators to large regional and national multi-facility operators, including several public companies. In addition, the Company’s facilities compete with building owners that provide on-site paid parking. Many of the competitors have more experience in owning and operating parking facilities. Moreover, some of the competitors will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available, may increase acquisition costs and may reduce demand for parking facilities, all of which may adversely affect operating results.

In addition, the Company may compete against VRM I and VRM II, both of which are managed by affiliates of the Company’s Sponsor and the former Advisor, for the acquisition of investments to the extent that the Company is able to pursue acquisition in the future. The Company believes this potential conflict is mitigated, in part, by the Company's focus on parking facilities as its core investments, while the investment strategy of VRM I and VRM II focuses on acquiring office buildings and other commercial real estate and loans secured by commercial real estate.

Income Taxes

Commencing with the taxable year ended December 31, 2017, the Company believes it has been organized and has conducted its operations to qualify as a REIT under Sections 856 to 860 of the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income which is distributed to its stockholders provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company’s REIT taxable income may substantially exceed or be less than the income calculated according to GAAP. In addition, the Company will be subject to corporate income tax to the extent that less than 100% of the net taxable income is distributed, including any net capital gain.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2019.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur. Because the Company is a REIT, it will generally not be subject to corporate level federal income taxes on earnings distributed to the Company’s stockholders and therefore may not realize any benefit from deferred tax assets arising during 2019 or any prior period in which a valid REIT election was in effect. The Company intends to distribute at least 100% of its taxable income annually and intends to do so for the tax year ended December 31, 2019 and in all future periods. The Company has placed a full valuation allowance on all of its deferred tax assets, and thus no asset is recorded on the Company’s balance sheet.

Regulations

The Company’s investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. The Company intends to obtain all permits and approvals necessary under current law to operate the Company’s investments.

Review of the Company’s Policies

The Company’s board of directors, including the independent directors, has reviewed the policies described in this Annual Report and determined that they are in the best interest of the Company’s stockholders because: (1) they increase the likelihood that the Company will be able implement and execute the Company’s business strategies; (2) the Company’s executive officers and directors have expertise with the type of real estate investments the Company seeks; and (3) borrowings should enable the Company to purchase assets and earn rental income more quickly, thereby increasing the likelihood of generating income for the Company’s stockholders and preserving stockholder capital.

Employees

The Company had approximately 16 employees as of December 31, 2019. Prior to July 1, 2019 the Company had no employees.

Available Information

The Company is subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as a result, files the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC from time to time. The SEC maintains a website (http://www.sec.gov) that contains the Company’s annual, quarterly and current reports, proxy and information statements and other information the Company files electronically with the SEC from time to time. Access to these filings is free of charge and can be accessed on the Company’s website, www.theparkingreit.com. The information on, or accessible through, the Company’s website is not incorporated into and does not constitute a part of this Annual Report or any other report or document the Company files with or furnishes to the SEC from time to time.

ITEM 1A. RISK FACTORS

Risks Related to an Investment in the Company

There are a number of pending legal matters involving us and our affiliates, which could distract our officers from attending to the Company's business and could have a material adverse effect on the Company.

The pending investigations and legal proceedings involving us, and our affiliates could harm the reputation of the Company and may distract our management from attending to the Company's business. The adverse publicity arising out of the pendency of such investigations or proceedings could impair our ability to raise additional capital or pursue liquidity transactions as it could make the Company less attractive to potential counterparties. We maintain insurance in such amounts and with such coverage and deductibles as management believes is reasonable. However, there can be no assurance that our insurance will be sufficient to fully cover all potential liabilities from any such proceedings. Accordingly, our failure to successfully defend or settle such legal proceedings could result in liability that, to the extent not covered by insurance, could have an adverse effect on our business, financial condition, results of operations and cash flow. The loss of key personnel or circumstances causing such personnel to otherwise become unavailable to manage our business, would result in the loss of experience, skill, resources, relationships and contacts of individuals that we believe are important to our investment and operating strategies.

On March 12, 2019, stockholder SIPDA Revocable Trust (“SIPDA”) filed a purported class action complaint in the United States District Court for the District of Nevada, against the Company and certain of its current and former officers and directors. SIPDA filed an Amended Complaint on October 11, 2019. The Amended Complaint purports to assert class action claims on behalf of all public shareholders of the Company and MVP I between August 11, 2017 and April 1, 2019 in connection with the (i) August 2017 proxy statements filed with the SEC to obtain shareholder approval for the merger of the Company and MVP I (the “proxy statements”), and (ii) August 2018 proxy statement filed with the SEC to solicit proxies for the election of certain directors (the “2018 proxy statement”). The Amended Complaint alleges, among other things, that the 2017 proxy statements failed to disclose that two major reasons for the merger and certain charter amendments implemented in connection therewith were (i) to facilitate the execution of an amended advisory agreement that allegedly was designed to benefit Mr. Shustek financially in the event of an internalization and (ii) to give Mr. Shustek the ability to cause the Company to internalize based on terms set forth in the amended advisory agreement. The Amended Complaint further alleges, among other things, that the 2018 proxy statement failed to disclose the Company’s purported plan to internalize its management function.

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

On June 13, 2019, the court granted SIPDA’s motion for Appointment as Lead Plaintiff. The litigation is still at a preliminary stage. On January 9, 2020, the Company and the Board of Directors moved to dismiss the Amended Complaint.  The Company and the Board of Directors have reviewed the allegations in the Amended Complaint and believe the claims asserted against them in the Amended Complaint are without merit and intend to vigorously defend this action.

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

The Magowski Complaint also previewed that a stockholder demand would be made on the Board to take action with respect to claims belonging to the Company for the alleged injury to the Company. On June 19, 2019, Magowski submitted a formal demand letter to the Board asserting the same alleged wrongdoing as alleged in the Magowski Complaint and demanding that the Board investigate the alleged wrongdoing and take action to remedy the alleged injury to the Company. The demand includes that claims be initiated against the same defendants as are named in the Magowski Complaint. In response to this stockholder demand letter, on July 16, 2019, the Board established a demand review committee of one independent director to investigate the allegations of wrongdoing made in the letter and to make a recommendation to the Board for a response to the letter.  On September 27, 2019, the Board replaced the demand review committee with a special litigation committee. The special litigation committee is responsible for investigating the allegations of wrongdoing made in the letter and making a final determination regarding the allegations. The work of the special litigation committee is on-going.

The SEC is conducting an investigation relating to the Parking REIT. In June 2019, the SEC issued subpoenas to the Company and its chairman and chief executive officer Michael V. Shustek. In connection with each subpoena, the SEC stated that: “this investigation is a non-public, fact-finding inquiry. We are trying to determine whether there have been any violations of the federal securities laws. The investigation and the subpoena do not mean that we have concluded that the recipient of the subpoena or anyone else has violated the law. Also, the investigation does not mean that we have a negative opinion of any person, entity or security.” The Company has received additional requests for information and expects to receive more in the future. The Company and Mr. Shustek intend to cooperate fully with the SEC in this matter. However, the Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies, if any, that may be imposed on Mr. Shustek, the Company or any other entity arising out of the SEC investigation.

Our business and those of our tenants may be adversely affected by epidemics, pandemics or other outbreaks.
Epidemics, pandemics or other outbreaks of an illness, disease or virus (including COVID-19) that affect areas in which our tenants operate or in which our properties are located, and actions taken to contain or prevent their further spread, may have a material and adverse impact on general commercial activity, the financial condition, results of operations and liquidity of us and our tenants.  In particular, many of our properties are located near government buildings and sports centers, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic will have a material and adverse impact on those businesses.  Several such conditions already exist and may intensify.  Many state and local governments are currently restricting public gatherings or requiring people to shelter in place, which has in some cases eliminated or severely reduced the demand for parking.  Such events are adversely impacting and may continue to adversely impact our tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, significantly impact or eliminate the rental revenue we generate from our leases with them. In particular, a majority of the Company’s property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking. We are in preliminary discussions with some of our tenants and currently expect to grant relief to some our tenants to defer rent payments as a result of their estimated lost revenues from the current COVID-19 pandemic; however, there can be no assurance we will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. Epidemics, pandemics or other outbreaks of an illness, disease or virus could also cause our employees and those of our tenants, vendors or other business on which we rely to avoid reporting for work at their respective places of employment, which could adversely affect our ability and their respective abilities to adequately manage our and their respective businesses. In addition, risks related to epidemics, pandemics or other outbreaks of an illness, disease or virus have begun (and may continue) to adversely affect the economies in impacted countries, including the United States, and the global financial markets, including the global debt and equity capital markets, which have begun (and may continue) to experience significant volatility, potentially leading to an economic downturn that could adversely affect our and our tenants’ respective businesses, financial condition, liquidity, results of operations and prospects.  The ultimate extent of the impact of any epidemic, pandemic or other outbreak of an illness, disease or virus on our business, financial condition, liquidity, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemics, pandemics or other outbreaks of an illness, disease or virus and actions taken to contain or prevent their further spread, among others. These and other potential impacts of epidemics, pandemics or other outbreaks of an illness, disease or virus could therefore materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
The Company will need to improve cash flow from operations or through a sale of assets to avoid a future liquidity shortfall.
The Company has significantly limited liquidity.  Absent operational improvements or additional funds from an asset sale, the Company could face a liquidity shortfall in 2020. While the Company is actively focused on operational and other initiatives to increase cash flow, no assurances can be given that these initiatives will be successful.  The Company’s ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside its control, including the impact of COVID-19.  As a result of current economic conditions, the Company’s cash flow from operations might be impacted. The Company is in preliminary discussions with its lenders, including Bank of America, to obtain waivers from certain liquidity requirements and defer payments due under its loans in light of the current economic conditions and the fact that the Company expects to allow tenants to defer rents under its leases with its tenants as a result of the current COVID-19 pandemic; however, there can be no assurance that the Company will reach any such agreement with its lenders. In particular, some of the Company’s loan agreements require that the Company maintain certain liquidity and net worth levels. For example, the loan with Bank of America for MVP Detroit garage requires the Company to maintain $2.3 million of unencumbered cash and cash equivalents at all times. As of the time of this filing, the Company was in compliance with this lender requirement; however, unless the Company sells some of its existing assets, it does not expect that it will be able to maintain such required minimum balances beyond the third quarter of 2020, if the Company does not receive a waiver for this requirement.  The Company may be unable to sell assets and may be unable to negotiate a waiver or amendment of the liquidity and net worth requirements, in which case, the Company could experience an event of technical default under its loan agreements, which, if uncured, could result in an acceleration of such indebtedness.

We have engaged financial and legal advisors and begun to explore a broad range of potential strategic alternatives to provide liquidity to stockholders; however, there can be no assurance that our exploration of potential strategic alternatives will result in any transaction being completed, and speculation and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely affect our business.

In mid-2019, we engaged financial and legal advisors and began to explore a broad range of potential strategic alternatives to provide liquidity to stockholders. We are currently exploring certain strategic alternatives, including potential sales of assets, a potential sale of the Company or a portion thereof, a potential strategic business combination or a potential liquidation. The process of exploring and executing potential strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. Any potential transaction and the related valuation would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. There can be no assurance that the Board’s exploration of potential strategic alternatives will result in any change of strategy or transaction being entered into or consummated or, if a transaction is undertaken, as to its terms, structure or timing.

Shares of our common stock are illiquid. No public market currently exists for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. It will be difficult for stockholders to sell shares, and if stockholders are able to sell shares, it will likely be at a substantial discount.

There is no current public market for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. Our charter limits stockholders' ability to transfer or sell shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding capital stock or more than 9.8% in value or number, whichever is more restrictive, of the aggregate of our outstanding common stock unless exempted prospectively or retroactively by our board of directors. These restrictions may inhibit large investors from desiring to purchase stockholders' shares. Moreover, our share repurchase program was suspended in May 2018, other than with respect to hardship repurchases in connection with a shareholders’ death, which were suspended by the board of directors on March 24, 2020. It will be difficult for stockholders to sell shares promptly or at all. If stockholders are able to sell shares, stockholders will likely have to sell them at a substantial discount to their purchase price. It is also likely that stockholders' shares would not be accepted as the primary collateral for a loan.

In addition, Nasdaq has informed us that (i) our common stock will not be approved for listing currently on the Nasdaq Global Market, and (ii) it is highly unlikely that our common stock would be approved for listing while the SEC investigation is ongoing. There can be no assurance that our common stock will ever be approved for listing on the Nasdaq Global Market or any other stock exchange, even if the SEC investigation referred to above is completed and no wrongdoing is found and no action is taken in connection therewith against us, Mr. Shustek or any other person. Accordingly, we are not pursuing a listing and do not anticipate the ability to list in the foreseeable future. Our board of directors is actively evaluating actions that could provide liquidity for our stockholders. However, our ability to achieve liquidity for our stockholders is subject to market conditions, legal requirements and loan covenants, and there can be no assurance that we will affect a liquidity event. If we do not successfully implement a liquidity event, our shares of common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their investments to cash easily and could suffer losses on their investments.

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

Historically, we have experienced net losses (calculated in accordance with GAAP), and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our net losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report and our accompanying consolidated financial statements and notes thereto.

Our cash distributions are not guaranteed and may fluctuate.

The Company's board of directors unanimously authorized a suspension of our cash distributions and stock dividends to holders of our common stock, effective as of March 22, 2018. In addition, on March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series A Convertible Redeemable Preferred Stock and Series 1 Convertible Redeemable Preferred Stock, however such distributions will continue to accrue in accordance with the terms of the Series A Convertible Redeemable Preferred Stock and Series 1 Convertible Redeemable Preferred Stock.  Our board is focused on preserving capital in order to maintain sufficient liquidity to continue to operate the business and maintain compliance with debt covenants, including minimum liquidity covenants and to seek to provide liquidity to stockholders through potential strategic transactions. Our board will continue to evaluate our performance and expects to assess our distribution policy quarterly, although we do not currently expect to resume paying cash distributions in the near future. There can be no assurance that we will resume payment of distributions to common or preferred stockholders at any time in the future, or that any liquidity event will occur or when such event may occur. As the Company does not expect to have any REIT taxable income, the Company does not believe this policy will affect the Company’s ability to maintain its status as a REIT.

We depend on our management team. The loss of key personnel could have a material adverse effect upon our ability to conduct and manage our business.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our management team in the identification and acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. The loss of services of one or more members of our key personnel or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, parking facility operators and managers and other industry personnel, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to stockholders in the future and the value of our common stock. .  Furthermore, the loss of one or more of our key personnel may constitute an event of default under certain of our limited non-recourse property-level indebtedness, which could result in such indebtedness being accelerated.

Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock.

Our board of directors, including all of our independent directors, approves and establishes at least annually an estimated per share NAV of our common stock, which is based on an estimated market value of our assets less the estimated market value of our liabilities, divided by the number of shares of our common stock outstanding. The objective of our board of directors in determining the estimated NAV per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate.  As with any valuation method, the methods used to determine the estimated NAV per share were based upon a number of assumptions, estimates, forecasts and judgments that over time may prove to be incorrect, incomplete, or may change materially. For example, current market disruptions relating to COVID-19 have significantly and adversely impacted the market for a wide variety of real estate assets, commercial businesses that are adjacent to parking structures and the supply of debt financing for real estate assets. Our business could be significantly and adversely affected by the COVID-19 pandemic and we expect to continue to experience adverse effects resulting therefrom, all of which is likely to cause the actual NAV and any amount that may be available to stockholders upon a liquidation to be significantly less than the NAV estimated in May 2019.

In the most recent estimation of NAV, our assets were valued based upon appraisal standards and the values of our assets using these methods are not required to reflect market value under those standards and will not necessarily result in a reflection of fair value under generally accepted accounting principles. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per share, which could be significantly different from the estimated NAV per share determined by our board of directors. The estimated NAV per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated NAV per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated NAV per share; a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of our shares of common stock or the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or other regulatory authorities (including state regulators), with respect to their respective requirements. For example, we expect to incur additional  costs in connection with ongoing litigation, the SEC investigation discussed in Note P - Legal in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K and legal and consulting fees associated with pursuing any potential strategic alternatives, which in the aggregate may be material, none of which was taken into consideration when the board of directors determined the prior estimated NAV per share. Further, the estimated NAV per share was calculated as of a specific time based on the shares then outstanding and the amount and value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets and issuances and redemptions of shares of our common stock after that date that the estimated NAV per share was established. Since the date that the last estimated NAV per share was established, the Company has redeemed 30,858 shares under the Company’s Share Repurchase Program (related solely to hardship repurchases in connection with stockholder deaths) and on December 31, 2019, issued to the former Advisor the second tranche of 400,000 shares payable in respect of the Internalization. As discussed under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Internalization and Note S – Deferred Management Internalization in Part II, Item 8 Notes to the Consolidated Financial Statements, the Company will issue the remaining 800,000 shares of common stock payable in respect of the Internalization in two 400,000 share tranches on December 31, 2020 and December 31, 2021, which will have a further dilutive impact on NAV per share.

We disclose funds from operations (“FFO”), a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, FFO is not equivalent to our net income or loss as determined under GAAP, and our computation of FFO may not be comparable to other REITs.

Cash generated from operations is not equivalent to our net income from continuing operations as determined under GAAP. One non-GAAP supplemental performance measure that we consider due to the certain unique operating characteristics of real estate companies is known as FFO. The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, promulgated this measure, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In addition, NAREIT has recently clarified its computation of FFO, which includes adding back real estate impairment charges for all periods presented; however, under GAAP, impairment charges reduce net income. While impairment charges are added back in the calculation of FFO, we caution that due to the fact that impairments to the value of any property are typically based on estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance which may be permanent.

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

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology, or IT, networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.

Risks Related to Our Investments

Our revenues are significantly influenced by demand for parking facilities generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

The focus for our portfolio of investments and acquisitions is on parking facilities. A decrease in the demand for parking facilities, or other developments adversely affecting such sectors of the property market would likely have a more pronounced effect on our financial performance than if we owned a more diversified real estate portfolio. If adverse economic conditions reduce discretionary spending, business travel or other economic activity, such as sporting events and entertainment, that fuels demand for parking services, our revenues could be reduced. In addition, our parking facilities tend to be concentrated in urban areas. The recent COVID-19 pandemic has resulted in reduced discretionary spending, reduced travel and other activity.  Users of our parking facilities include workers who commute by car to their places of employment in these urban centers. The return on our investments may be materially adversely affected by restrictions requiring people to shelter in place in reaction to the COVID-19 outbreak and may continue to be materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where our parking facilities are situated to other locations. We are in preliminary discussions with some of our tenants and currently expect to grant relief to some our tenants to defer rent payments as a result of their estimated lost revenues from the current COVID-19 pandemic; however, there can be no assurance we will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. Increased office vacancies in urban areas, movement toward home office alternatives or lower consumer spending could reduce consumer demand for parking, which could adversely impact our revenues and financial condition. Moreover, changing lifestyles and technology innovations also may decrease the need for parking spaces, thereby decreasing the demand for parking facilities. The need for parking spaces, for example, may decrease as the public increases its use of livery service companies and ride sharing companies or elects to take public transit for their transportation needs. Future technology innovations, such as driverless vehicles, also may decrease the need for parking spaces. It is also possible that cities could enact new or additional measures such as higher tolls, increased taxes and vehicle occupancy requirements in certain circumstances, to encourage car-pooling and the use of mass transit, all of which could adversely impact the demand for parking. Weather conditions, such as hurricanes, snow, flooding or severe weather storms, and other natural disasters and acts of terrorism could also disrupt our parking operations and further reduce the demand for parking.

Our parking facilities face intense competition, which may adversely affect rental and fee income.

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

Our leases expose us to certain risks.

We net lease our parking facilities to lessees that either offer parking services to the public or provide parking to their employees. We rely upon the lessee to manage and conduct the daily operations of the facilities. In addition, under a net lease arrangement, the lessee is generally responsible for taxes and fees at a leased location. The loss or renewal on less favorable terms of a substantial number of leases, or a breach, default or other failure to perform by a lessee under a lease, could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the rental income associated with the leases (or an increase in anticipated expenses to the extent we are responsible for such expenses) also could have a material adverse effect on our business, financial condition and results of operations.

Our investments in real estate will be subject to the risks typically associated with real estate.

We invest directly in real estate. We will not know whether the values of properties that we own directly will remain at the levels existing on the dates of acquisition. If the values of properties we own decrease, our risk will increase because of the lower value of the real estate. In this manner, real estate values could impact the value of our real estate investments. Therefore, our investments will be subject to the risks typically associated with real estate.

The value of real estate may be adversely affected by a number of risks, including:

•	epidemics, pandemics or other outbreaks of an illness, disease or virus (including COVID-19);
•	natural disasters such as hurricanes, earthquakes and floods;
•	acts of war or terrorism, including the consequences of terrorist attacks;
•	adverse changes in national and local economic and real estate conditions;
•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•	costs associated with real property taxes and changes in tax rates;
•	costs of remediation and liabilities associated with environmental conditions affecting properties;
•	costs associated with complying with the Americans with Disabilities Act, which may reduce the amount of cash available for distribution to our stockholders;
•
our properties may be overly concentrated in certain geographic areas, and a worsening of economic or real estate conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business; and

•	the potential for uninsured or underinsured property losses.

A small number of our parking tenants account for a significant percentage of our total rental revenues, and the failure of any of these tenants to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations.

The successful performance of our investments is materially dependent on the financial stability of our parking tenants. We had 15 parking tenants as of December 31, 2019. Approximately 72.5% of our parking rental revenues for the year ended December 31, 2019 were generated by only two of those tenants, SP+ (60.8%) and iPark Services (11.7%). The inability of any of our significant lessees or parking managers to pay rent or fees, as applicable, or a decision by a significant lessee or parking manager to terminate a lease or management agreement prior to, or at the conclusion of, their term or any other loss of a significant lessee or parking manager (including due to a bankruptcy or insolvency) could materially and adversely affect our business, financial condition and results of operations if a suitable replacement lessee or manager is not secured in a timely manner. We are in preliminary discussions with some of our tenants and currently expect to grant relief to some our tenants to defer rent payments as a result of their estimated lost revenues from the current COVID-19 pandemic; however, there can be no assurance we will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. In the event of a payment default by one or more of our significant parking tenants, including SP+ and iPark Services, we may experience delays in enforcing our rights and may incur substantial costs in protecting our investments and re-leasing our parking facilities. Further, we cannot assure stockholders that we will be able to re-lease the parking facilities for the rent previously received, or at all, or that lease terminations will not cause us to sell the facilities at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial condition, results of operations.

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

Real property is an illiquid investment. We may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. Also, we may acquire real properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real property for a period of time, and a number of our assets are subject to loans that impose prepayment penalties or debt breakage costs that could significantly impair our ability to sell that asset or the net value realized from any such sale.

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

Some of our assets will be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value, and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize a loss on that security on the income statement, which will reduce our earnings in the period recognized.

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

Our operating income has been, and we expect may continue to be, insufficient to cover our operating expenses and other liquidity needs.  In addition, we have and intend to continue to finance our assets with outside capital.  As a result of Nasdaq’s decision not to approve the listing of the Company’s common stock, our ability to raise equity capital will be limited in the future.  In addition, we currently have limited or no access to additional debt financing and, as a result, expect that we will be dependent on the sale of assets for liquidity. In the past we have used short-term financing to complete planned development projects, perform renovations to our properties, or to meet other liquidity needs, however we do not believe such financing is currently available to us.

We do not expect that we will be able to obtain additional financing on acceptable terms or at all.  Future access to sources of financing will depend upon a number of factors, over which we may have little or no control, including:

•	general market conditions;
•	a financing source’s view of the quality of our assets;
•	a financing source’s perception of our financial condition and growth potential; and
•	our current and potential future earnings and cash distributions.

In addition, our ability to sell assets may also be limited due to several factors, including general market conditions and limitations under our existing loan agreements, and as a result, we may receive less than the value at which those assets are carried on our consolidated financial statements or we may be unable to sell certain assets at all.

If we cannot obtain sufficient capital on acceptable terms, our businesses and our ability to operate could be materially adversely impacted.

In addition to customary representations, warranties, covenants, and indemnities, our existing loan agreements require us and/or our subsidiaries to comply with covenants involving, among other matters, limitations on incurrence of indebtedness, debt cancellation, property cash flow allocation, liens on properties and requirements to maintain minimum unrestricted cash balances. As noted above, unless we are able to sell assets, we may be unable to meet the minimum unrestricted cash balances in our loan agreements, which could result in events of default.  Our existing loan agreements contain covenants that may limit our ability to sell assets, including covenants that limit debt cancellation and assignment of debt in connection with the sale of an asset. In addition, certain of our assets are collateral under multiple loan agreements, which may limit our ability to sell such assets. We may enter into additional loan agreements that also may contain covenants, including those requiring us to comply with various financial covenants.

If we breach covenants under our loan agreements, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect our financial condition, results of operations and cash flows.

Our failure to comply with covenants in any of our loan agreements will likely constitute an event of default and, if not cured or waived, may result in:
•
acceleration of all of our debt under such loan agreement (and any other debt containing a cross-default or cross-acceleration provision, including certain of our loan agreements) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all;

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

Interest rates may increase, which could increase the amount of our debt payments and negatively impact our operating results.

Interest we pay on our debt obligations will reduce cash available for distributions. Increases in interest rates would increase our interest costs on our variable rate debt and increase the cost of refinancing existing debt and issuing new debt, which could limit our growth prospects, reduce our cash flows and our ability to make distributions to stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. The effect of prolonged interest rate increases could materially adversely impact our ability to make acquisitions and develop properties.

Failure to hedge effectively against interest rate changes may materially adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

We currently have, and may incur in the future, debt that bears interest at variable rates. An increase in interest rates would increase our interest costs to the extent we have not effectively hedged against such increase, which could adversely affect our cash flows and results of operations. Subject to our qualification and maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may manage and mitigate our exposure to interest rate risk attributable to variable-rate debt by using interest rate swap arrangements, interest rate cap agreements and other derivatives. The goal of any interest rate management strategy that we may adopt is to minimize or eliminate the effects of interest rate changes on the value of our assets, to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of financing such assets. However, these derivatives themselves expose us to various risks, including the risk that: (i) counterparties may fail to honor their obligations under these arrangements; (ii) the credit quality of the counterparties owing money under these arrangements may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transactions; (iii) the duration of the hedging transactions may not match the duration of the related liability; (iv) these arrangements may not be effective in reducing our exposure to interest rate changes; and (v) these arrangements may actually result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

Certain loans are and may be secured by mortgages on our properties and if we default under our loans, we may lose properties through foreclosure.

We have obtained, and intend to continue to obtain, loans that are secured by mortgages on our properties, and we may obtain additional loans evidenced by promissory notes secured by mortgages on our properties. As a general policy, we will seek to obtain mortgages securing indebtedness which encumber only the particular property to which the indebtedness relates, but recourse on these loans may include all of our assets. If recourse on any loan incurred by us to acquire or refinance any particular property includes all of our assets, the equity in other properties could be reduced or eliminated through foreclosure on that loan. If a loan is secured by a mortgage on a single property, we could lose that property through foreclosure if we default on that loan. We may also give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. Some of our loans contain cross collateralization or cross default provisions, and therefore, a default on a single property could affect multiple properties. In addition, for tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. Further, if we default under a loan, it is possible that we could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs to us which could affect distributions to stockholders or lower our working capital reserves or our overall value.

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

In addition, following the Internalization, our direct expenses continue to include increased general and administrative costs. We also employ personnel and are subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants. We have issued and may issue additional equity awards to officers, employees and consultants, which awards would decrease our net income and FFO and may further dilute a stockholder's investment.

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

As noted above, the Internalization is already the subject of litigation. Although we believe that the related claims are without merit, we have been and may continue to be forced to spend significant amounts of money defending such claims or other claims, which would reduce the amount of cash available for us to acquire assets and to pay distributions.

Risks Related to Our Corporate Structure

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of inhibiting a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Under the MGCL, certain “business combinations” (including a merger, consolidation, share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and an interested stockholder (as defined in the statute) or an affiliate of such an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter, any such business combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation and (2) two-thirds of the votes entitled to be cast by holders of shares of voting stock of the corporation other than shares held by the interested stockholder with whom (or with whose affiliate) the business combination is to be effected or held by an affiliate or associate of the interested stockholder, unless, among other conditions, the corporation’s common stockholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted any business combination between us and any other person.

The MGCL provides that holders of “control shares” of our company (defined as shares of voting stock that, if aggregated with all other shares of capital stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved at a special meeting of stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares. Our bylaws currently contain a provision exempting any and all acquisitions by any person of shares of our stock from this statute.

The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses if we have a class of equity securities registered under the Exchange Act and at least three independent directors (which we will have upon the completion of this offering). These provisions may have the effect of inhibiting a third party from acquiring us or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. See “Certain Provisions of Maryland Law and of our Charter and Bylaws—Business Combinations” and “Certain Provisions of Maryland Law and of our Charter and Bylaws—Control Share Acquisitions.”

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on our behalf, (c) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders, (d) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws or (e) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our stock will be deemed to have notice of and consented to the provisions of our charter and bylaws, including the exclusive forum provisions in our bylaws. This choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for such disputes and may discourage lawsuits against us and any of our directors, officers or other employees. We believe that requiring these claims to be filed in a single court in Maryland is advisable because (i) litigating these claims in a single court avoids unnecessarily redundant, inconvenient, costly and time-consuming litigation in multiple forums and (ii) Maryland courts are authoritative on matters of Maryland law and Maryland judges have more experience in dealing with issues of Maryland corporate law than judges in any other state.

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

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to herein as the 40% test. Excluded from the term “investment securities,” among other things, are (i) U.S. government securities and (ii) securities issued by majority-owned subsidiaries that are (a) not themselves investment companies and (b) not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act relating to private investment companies. We believe that we, our Operating Partnership and the subsidiaries of our Operating Partnership will each comply with the 40% test as we have invested in real property, rather than in securities, through our wholly and majority-owned subsidiaries. As our subsidiaries will be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1)(C) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our Operating Partnership, which in turn is a holding company conducting its business of investing in real property through wholly owned or majority-owned subsidiaries. We have monitored and will continue to monitor our holdings to ensure continuing and ongoing compliance with the 40% test.

Even if the value of investment securities held by one of our subsidiaries were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Section 3(c)(5)(C), as interpreted by the SEC staff, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to herein as qualifying real estate assets, and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets.

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

We are an “emerging growth company” under the federal securities laws and are to reduced public company reporting requirements.

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

Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks a stockholder may face.

Our board of directors determines our major policies, including our policies regarding investment strategies and approach, growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law (the “MGCL”) and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increase the uncertainty and risks a stockholder may face.

Stockholders' interest in us could be diluted if we issue additional shares, which could reduce the overall value of their investment.

Stockholders do not have preemptive rights to any shares issued by us in the future and generally have no appraisal rights. Our charter currently has authorized 100,000,000 shares of capital stock. Of the total number of shares of capital stock authorized, 98,999,000 shares are classified as common stock, par value $0.0001 per share; and 1,000,000 shares are classified as preferred stock, par value $0.0001 per share, within which (i) 97,000 shares are classified and designated as Series 1 Convertible Redeemable Preferred Stock, and (ii) 50,000 shares are classified and designated as Series A Convertible Redeemable Preferred Stock, and 1,000 shares are classified as convertible stock, par value $0.0001 per share. Subject to any limitations set forth under Maryland law, a majority of our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. A stockholder's interest in us may be diluted in the event that we (1) sell additional shares in the future, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to the former Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Amended and Restated Advisory Agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In connection with the Internalization, we issued the former Advisor 400,000 shares of Common Stock on April 1, 2019, and 400,000 shares of Common Stock on December 31, 2019 and are obligated to issue the former Advisor 400,000 additional shares of Common Stock on each of December 31, 2020 and 2021. We have the option to repurchase up to 1,100,000 of such shares at a price equal to $17.50 but there can be no assurance that we will do so. Because of these and other reasons described in this “Risk Factors” section, stockholders should not expect to be able to own a significant percentage of our shares. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, stockholders also may experience dilution in the book value and fair mark value of, and the amount of distributions paid on, their shares.

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

Any sales or perceived sales in the public market of shares of our common stock issuable upon the conversion or redemption of our preferred stock could adversely affect prevailing market prices of shares of our common stock. The issuance of common stock upon any conversion or redemption of our preferred stock also may have the effect of reducing our net income per share (or increasing our net loss per share). In addition, if a Listing Event occurs, the existence of our preferred stock may encourage short selling by market participants because the existence of redemption payments could depress the value or market price of shares of our common stock.

Federal Income Tax Risks

Failure to qualify or maintain our qualification as a REIT would have significant adverse consequences to us and the value of our common stock.

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2017. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT.  We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT and cannot assure you that we so qualify.  If we fail to qualify as a REIT or lose our REIT qualification, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for distributions to our stockholders in computing our taxable income and would be subject to regular U.S. federal corporate income tax;

•	we also could be subject to increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to our stockholders. In addition, if we fail to qualify or maintain our qualification as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify or maintain our qualification as a REIT also could impair our ability to expand our business and raise capital and could materially and adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations.

The determination of various factual matters and circumstances not entirely within our control may affect our ability to maintain our qualification as a REIT. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 75% and 95% of our gross income in any year must be derived from qualifying sources. Also, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to maintain our qualification as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we maintain our qualification as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, any taxable REIT subsidiaries (each, a “TRS”) that we own will be subject to tax as regular corporations in the jurisdictions they operate.

Complying with REIT requirements may force us to liquidate, restructure or forego otherwise attractive investments.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, stock in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities and debt instruments of publicly offered REITs. The remainder of our investments in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the income or asset requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Our ownership of TRSs is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm's length terms.

From time to time we may own interests in one or more TRSs.  A TRS is a corporation, other than a REIT, in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. If a TRS owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including activities that generate fee income that would be nonqualifying income for purposes of the REIT gross income tests or the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 20% of the value of a REIT’s total assets may be represented by securities of TRSs, and not more than 25% of the value of a REIT’s total assets may be represented by securities (including securities of TRSs), other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of any TRSs that we own will be less than 20% of the value of our total assets, and together with any other nonqualifying assets that we own will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. We expect to hold our interests in servicer advances in a TRS; therefore, in order to comply with the 20% TRS limit, investments in servicer advances may be limited. In addition, we intend to structure our transactions with any TRSs that we own to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the above limitations or to avoid application of the 100% excise tax discussed above.

To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could adversely affect our financial condition, results of operations, cash flow and value of our common stock.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year (determined without regard to the dividends paid deduction and excluding net capital gains), and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income (determined without regard to the dividends paid deduction and including net capital gains) each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains, and 100% of our undistributed income from prior years. To maintain our REIT qualification and avoid the payment of federal income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes. For example, we may be required to accrue interest and discount income on mortgage loans, mortgage-based securities and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and the value of our common stock. Alternatively, we may make taxable in-kind distributions of our own stock, which may cause our stockholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our stockholders receive.

Dividends payable by REITs, including us, generally do not qualify for the reduced tax rates available for some dividends, which may negatively affect the value of our common stock.

“Qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates, currently at a maximum federal rate of 20%. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Under the recently enacted Tax Cuts and Jobs Act, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective U.S. federal income tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including the per share trading price of our common stock.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure or currency fluctuations will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (A) the instrument hedges either (i) interest rate risk on liabilities used to carry or acquire real estate assets or (ii) currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income or (B) the transaction is entered into to hedge the income or loss from prior hedging transactions, where the property or indebtedness which was the subject of the prior hedging transaction was extinguished or disposed of, and, in any such case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We could be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory or primarily for sale to customers in the ordinary course of business for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for securitization transactions, even though such sales or structures might otherwise be beneficial for us.

In connection with our acquisition of certain assets, we may rely on legal opinions or advice rendered or given or statements by the issuers of such assets, and the inaccuracy of any conclusions of such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute qualifying real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% and 95% REIT gross income tests. In addition, when purchasing the equity tranche of a securitization, we may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

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

You may have current tax liability on distributions if you elect to reinvest in our shares.

Our stockholders who elect to participate in the Company's DRIP, if it is ever reactivated, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the cash distributions used to purchase those shares of common stock. As a result, if you are not a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership will be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real property and lease it back to the sellers of such property. We cannot assure you that the IRS will not challenge any characterization of such a lease as a “true lease,” which would allow us to be treated as the owner of the property for federal income tax purposes. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we may fail to satisfy the REIT asset tests or the gross income tests and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which may also cause us to fail to meet the distribution requirement for a taxable year.

Legislative or other actions affecting REITs could have a negative effect on our stockholders or us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

The 2017 Tax Legislation has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. We are continuing to assess the potential impact of the 2017 Tax Legislation on us as related regulations are proposed and finalized. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the 2017 Tax Legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the 2017 Tax Legislation, as a whole, will have on us.

We and the operating partnership may inherit tax liabilities from the Merger or future acquisitions.

Pursuant to the Merger, we acquired all of the assets and liabilities, including any tax liabilities, of MVP I. If MVP I failed to qualify as a REIT for any of its taxable years, MVP I would be liable for (and we, as the surviving corporation in the Merger, would be obligated to pay) regular U.S. federal corporate income tax on its taxable income for such taxable years.  In addition, to qualify as a REIT, we would have been required to distribute any earnings and profits acquired from MVP I prior to the close of the taxable year in which the Merger occurred. No rulings from the IRS were requested and no opinion of counsel was rendered regarding the federal income tax treatment of the Merger. Accordingly, no assurance can be given that MVP I qualified as a REIT for federal income tax purposes, or that MVP I does not have any other tax liabilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

During January 2020, the Company moved its headquarters from 8880 West Sunset Road, Suite 240, Las Vegas, Nevada 89148 to 9130 West Post Road, Suite 200, Las Vegas, Nevada 89148.

As of December 31, 2019, the Company held 40 properties.

The following map and table set forth the property name, percentage owned, location and other information with respect to the parking lots and/or facilities that the Company had acquired as of December 31, 2019:

The location marks are based on dollar amounts the Company has invested in each property in relation to the total property investment held at the time of filing.

Property Name	Location	Acquisition Date	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	% Owned
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2.00	N/A	$5,845,000	100%
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,049,000	100%
MVP San Jose 88 Garage	San Jose, CA	6/15/2016	Garage	328	1.33	N/A	$3,500,000	100%
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	100%
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$6,331,000	100%
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$2,957,000	100%
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	100%
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	100%
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	100%
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$10,649,000	100%
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	100%
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	100%
MVP Detroit Center Garage	Detroit, MI	1/10/2017	Garage	1,275	1.28	N/A	$55,476,000	100%
St. Louis Broadway	St Louis, MO	2/1/2017	Lot	161	0.96	N/A	$2,400,000	100%
St. Louis Seventh & Cerre	St Louis, MO	2/1/2017	Lot	174	1.06	N/A	$3,300,000	100%
MVP Preferred Parking (3)	Houston, TX	6/29/2017	Garage/Lot	528	0.98	784	$21,210,000	100%
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$13,517,000	100%
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,747,000	100%
MVP PF St. Louis 2013	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,145,000	100%
Mabley Place Garage	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,185,000	83%
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	100%
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	100%
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	100%
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,423,000	100%

MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$5,083,000	100%
MVP Wildwood NJ Lot 1 (2)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$545,000	100%
MVP Wildwood NJ Lot 2 (2)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$686,000	100%
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	100%
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	100%
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	195	1.65	N/A	$4,013,000	100%
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	100%
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	100%
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	100%
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	100%
MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	100%
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	100%
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$9,338,000	100%
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000	100%
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$21,127,000	100%

(1) These properties are held by West 9th St. Properties II, LLC.
(2) These properties are held by MVP Wildwood NJ Lot, LLC.
(3) MVP Preferred Parking holds two properties.

As of date of filing, all of the Company’s parking facilities were fully leased to parking operators.

ITEM 3. LEGAL PROCEEDINGS

See Note P — Legal in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for a description of a purported class action lawsuit that was filed on March 12, 2019.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 30, 2020, there were 3,808 holders of record of the Company’s common shares and 52 and 626 holders of record of the Company’s Series A and Series 1 preferred shares, respectively. The number of stockholders is based on the records of the Company’s transfer agent.

Market Information

The Company’s shares of common stock are not currently listed on a national securities exchange or any over-the-counter market and are not expected to be listed in the future. The charter does not require the board of directors to pursue a liquidity event, however, as noted above, in mid-2019, the Company engaged financial and legal advisors and began to explore a broad range of potential strategic alternatives, including potential sales of assets, a potential sale of the Company or a portion thereof, a potential strategic business combination or a potential liquidation. There can be no assurance that the Company will cause a liquidity event to occur in the near future or at all.

In order for members of FINRA and their associated persons to have participated in the offering and sale of the Company’s common shares or to participate in any future offering of common shares, the Company is required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to stockholders a per share estimated value of the Company’s common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, the Company must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in the Company’s common shares. On May 28, 2019 the Company announced an estimated per common share net asset value (“NAV”) of approximately $174.1 million or $25.10 per common share as of May 28, 2019. The estimated per common share NAV was based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the approximate number of shares outstanding, calculated as of May 29, 2019. However, the estimated NAV per share as of May 28, 2019, did not take into consideration the dilutive effect of the 1.2 million shares of common stock that, at that date, had yet to be issued to the former Advisor in connection with the Internalization. In addition, as set forth above, there is no public trading market for the shares at this time and stockholders would likely receive substantially less than $25.10 per share if a market did exist. Please see our Current Reports on Form 8-K filed with the SEC on May 28, 2019 for additional information regarding the NAV calculation, as well as “Item 1A. Risk Factors—Risks Related to an Investment in the Company–Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock” in this Annual Report on Form 10-K.

Distribution Reinvestment Plan

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

The Company is not currently and may not in the future generate sufficient cash flow from operations to fully fund distributions. All or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, borrowings, or by way of waiver or deferral of fees, to the extent that such other sources are then available. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, (rather than a return on capital). If the Company pays distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted. The level of distributions will be determined by the board of directors and depend on several factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the board of directors.

The Company has issued a total of 83,437 shares of common stock under the DRIP as of December 31, 2019.

Share Repurchase Program

On May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program, other than for hardship repurchases in connection with a shareholder’s death. Repurchase requests made in connection with the death of a stockholder were repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company had established an estimated NAV per share, 100% of such amount as determined by the Company’s board of directors, subject to any special distributions previously made to the Company’s stockholders. The Company repurchased 9,896 shares of common stock pursuant to the hardship exception under this program during the year ended December 31, 2019.

On May 28, 2019, the Company established an estimated NAV equal to $25.10 per common share.

As of the date of this filing, 45,944 shares have been redeemed of which 30,858 shares were hardship repurchases.

Since inception, there have been 30,858 hardship repurchases in connection with a shareholder’s death through March 30, 2020. On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

Recent Sales of Unregistered Securities

The Company did not sell any securities that were not registered under the Securities Act for the year ended December 31, 2019, other than any sales that have been previously reported by the Company in a quarterly report on 10-Q or current report on Form 8-K.

Use of Offering Proceeds

As of March 30, 2020, the Company had 7,330,071 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total gross proceeds of approximately $197.2 million, less offering costs.

The following is a table of summary of offering proceeds from inception through December 31, 2019:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	3,251,238	$75,281,000
Redeemed shares	--	(43,203)	(1,057,000)
DRIP shares	--	83,437	2,086,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,981,000
Dividend shares	--	153,826	3,845,000
Distributions	--	--	(10,305,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from advisor	--	--	1,147,000
Shares added for merger	--	3,887,513	85,701,000
Total	42,673	7,332,811	$194,137,000

From October 22, 2015 through December 31, 2019, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through December 31, 2019, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were approximately $194.1 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, of which the Company’s portion of the total purchase price for these parking facilities was approximately $320.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders. The ratio of the costs of raising capital to the capital raised is approximately 0.6%.

ITEM 6. SELECTED FINANCIAL DATA

Item not required for Smaller Reporting Company.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Also see “Forward Looking Statements” preceding Part I.

Overview

Commencing with its taxable year ended December 31, 2017, the Company has operated in a manner to qualify as a REIT. The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in parking properties that contain other sources of rental income, potentially including office, retail, storage, residential, billboard or cell towers. As of December 31, 2019, the Company held 40 properties in various cities, all of which are parking facilities. See note C – Commitments and Contingencies in Part II, Item 8 Financial Statements of this Annual Report for additional information.

The Company was incorporated in Maryland on May 4, 2015 and is the sole member of the Operating Partnership. The Company owns substantially all of its assets and conduct its operations through the Operating Partnership.

Prior to the management Internalization effective on April 1, 2019, the Company was externally managed by MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the “former Advisor”), a Nevada limited liability company. As a result of the management Internalization, the Company will no longer incur an asset management fee equal to 1.1% of the cost of all assets held by the Company, effective April 1, 2019. See Part I, Item 1 Business of this Annual Report for additional information.

The Company has elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2017.

Objectives

The Company’s primary objectives are to:

•	preserve capital;
•	generate current income; and
•	explore strategic alternatives to provide liquidity to stockholders.

In mid-2019, the Company engaged financial and legal advisors and began to explore a broad range of potential strategic alternatives to provide liquidity to stockholders. The Company is currently exploring certain strategic alternatives, including potential sales of assets, a potential sale of the Company or a portion thereof, a potential strategic business combination or a potential liquidation. However, there can be no assurance that the Board’s exploration of potential strategic alternatives will result in any change of strategy or transaction being entered into or consummated or, if a transaction is undertaken, as to its terms, structure or timing. In addition, the value received in any potential strategic alternative would likely be less than the NAV most recently estimated by the Company’s board of directors. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to reflect market value under those standards and will not necessarily result in a reflection of fair value under generally accepted accounting principles. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated NAV per share, which could be significantly different from the estimated NAV per share determined by our board of directors. The estimated NAV per share is not a representation or indication that, among other things a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company or a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of our shares of common stock. For example, we expect to incur additional costs in connection with ongoing litigation, the SEC investigation discussed in Note P - Legal in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K and legal and consulting fees associated with pursuing any potential strategic alternatives, which in the aggregate may be material, none of which was taken in consideration when the board of directors determined the prior estimated NAV per share. Please see our Current Reports on Form 8-K filed with the SEC on May 28, 2019 for additional information regarding the NAV calculation, as well as “Item 1A. Risk Factors—Risks Related to an Investment in the Company–Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock” in this Annual Report on Form 10-K.

Prior Investment Strategy

The Company’s investment strategy has historically focused primarily on acquiring, owning and managing parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada.  The Company historically focused primarily on investing in income-producing parking lots and garages with air rights in central business districts. In building its current portfolio, the Company sought geographically targeted investments that present key demand drivers, that were expected to generate cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following demand drivers:

•	Downtown core
•	Government buildings and courthouses
•	Sporting venues
•	Hospitals
•	Hotels

However, as a result of the current COVID-19 pandemic, among other factors, such demand drivers have been and are expected to be significantly diminished for an indeterminate period of time. Many state and local governments are currently restricting public gatherings or requiring people to shelter in place, which has in some cases eliminated or severely reduced the demand for parking. For more information on the effect of COVID-19 on our business, see “Item 1A. Risk Factors—Risks Related to Our Business—Our business and those of our tenants may be adversely affected by epidemics, pandemics or other outbreaks.”

Prior Investment Criteria

The Company historically focused on acquiring properties that met the following criteria:

•	properties that were expected to generate current cash flow;
•	properties that were expected to be located in populated metropolitan areas; and
•	properties were expected to produce income within 12 months of the Company’s acquisition.

As noted above, the Company does not currently expect to make any additional acquisitions unless and until it is able to sell some of its existing assets, and then only after ensuring that it has sufficient liquidity resources.  In the event of a future acquisition, the Company would expect the foregoing criteria to serve as guidelines, however, Management and the Company’s board of directors may vary from these guidelines to acquire properties which they believe represent value opportunities.

The following table is a summary of the dispositions for the year ended December 31, 2019:

Property	Location	Date Sold	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Property Sale Price
MVP PF Ft Lauderdale 2013, LLC	Ft Lauderdale, FL	9/23/2019	Lot	66	0.75	4,000	$6,100,000
MVP PF Memphis Court, LLC	Memphis, TN	10/29/2019	Lot	37	0.41	N/A	$675,000

Management Internalization

On March 29, 2019, the Company and the former Advisor entered into definitive agreements to internalize the Company’s management function effective April 1, 2019 (the “Internalization”). Under the supervision of the board of directors (the “Board of Directors”), the former Advisor had been responsible for managing the operations of the Company and MVP I, which merged with a wholly owned indirect subsidiary of the Company in December 2017, since their respective formations. As part of the Internalization, among other things, the Company agreed with the former Advisor to (i) terminate the Second Amended and Restated Advisory Agreement, dated as of May 26, 2017 and, for the avoidance of doubt, the Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, which by its terms would have become effective only upon a listing of the Company’s common stock on a national securities exchange (collectively, the “Management Agreements”), each entered into among the Company, the former Advisor and MVP REIT II Operating Partnership, LP (the “Operating Partnership”); (ii) extend employment to the executives and other employees of the former Advisor; (iii) arrange for the former Advisor to continue to provide certain services with respect to outstanding indebtedness of the Company and its subsidiaries; and (iv) lease the employees of the former Advisor for a limited period of time prior to the time that such employees become employed by the Company.

Contribution Agreement

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the former Advisor, Vestin Realty Mortgage I, Inc. (“VRTA”) (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (“VRTB”) (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the former Advisor 1,600,000 shares of Common Stock as consideration (the “Consideration”), issuable in four equal installments. The first and second installments of 400,000 shares of Common Stock per installment were issued on the April 1, 2019 and December 31, 2019, respectively. See Note S — Deferred Management Internalization in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information. The remaining installments will be issued on December 31, 2020 and December 31, 2021 (or if December 31st is not a business day, the day that is the last business day of such year). If requested by the Company in connection with any contemplated capital raise by the Company, the former Advisor has agreed not to sell, pledge or otherwise transfer or dispose of any of the Internalization Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. See the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 for more information regarding the Management Internalization.

Results of Operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.

	For the Years Ended December 31
	2019	2018
Revenues
Base rent income	$20,151,000	$19,534,000
Management agreement	--	--
Percentage rent income	2,643,000	2,566,000
Total revenues	$22,794,000	$22,100,000

Rental revenue

The increase of approximately $0.7 million in rental revenues is mainly attributable to increases in percentage rent from certain properties and increases in base rent due to the acquisition of a property in June 2018 of which 2019 contained a full year of base rent from this property. Additionally, gross increases in rent revenue were partially offset due to properties sold in 2018 resulting in the net increase in rent revenue of approximately $0.7 million.

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

On January 31, 2019 the operating lease of MVP PF Ft. Lauderdale 2013, LLC (“MVP Ft. Lauderdale”) by SP+ expired. Upon the expiration of the operating lease, MVP Ft. Lauderdale entered into a new double net (“NN”) operating lease with Lanier Parking Solutions (“Lanier”). The term of the lease was 5 years. Lanier was paying annual rent of $70,000. In addition, the lease provided percentage rent with MVP Ft. Lauderdale receiving 70% of gross receipts over $140,000 per lease year. Subsequently, on September 23, 2019 the Company, through an entity wholly owned by the Company, sold the surface parking lot and office building in Ft. Lauderdale for cash consideration of $6.1 million to 625 SE 3rd Avenue, LLC, a third-party buyer.

On February 28, 2019 the operating lease of MVP PF Memphis Court 2013, LLC (“MVP Memphis Court”) by SP+ was cancelled. Upon the cancellation of the operating lease, MVP Memphis Court entered into a triple net (“NNN”) lease agreement with Premium Parking of Memphis, LLC (“Premium Parking”). The term of the lease was 5 years. Under the terms of the lease agreement, Premium Parking paid annual rent of $3,000. In addition, the lease provided percentage rent with MVP Memphis Court receiving 60% of gross receipts over $3,000 per lease year. The lease also provided that should monthly gross receipts exceed $4,500 for six consecutive months during the term, monthly base rent shall adjust for the remainder of the term to $2,500 (“Adjusted Minimum Monthly Rent”), plus percentage rent of 65% of gross receipts in excess of the Adjusted Minimum Monthly Rent.  This property was sold to an unrelated third-party buyer for cash consideration of $675,000 on October 29, 2019.

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

For additional information see Note D – Investments in Real Estate, Note I – Acquisitions, Note K - Disposition of Investments in Real Estate in the notes to the consolidated financial statements included in Part II, Item 8 - Notes to the Consolidated Financial Statements of this Annual Report.

During the years ended December 31, 2019 and 2018 the Company received percentage rent on the following properties:

	For the Years Ended December 31
	2019	2018
Percentage rent income
MVP PF Ft. Lauderdale (a)	$32,000	--
MVP St Louis 2013 (b)	57,000	$166,000
Mabley Place Garage	316,000	309,000
MVP Ft Worth Taylor (c)	8,000	22,000
MVP St Louis Convention (d)	--	63,000
MVP St Louis Lucas (d)	--	65,000
MVP Indianapolis Washington	116,000	115,000
MVP Indianapolis Meridian Lot	9,000	9,000
MVP Milwaukee Arena (e)	173,000	130,000
MVP Denver 1935 Sherman	9,000	16,000
MVP Cleveland West 9th (f)	11,000	--
MVP San Jose 88 Garage (g)	--	24,000
MVP St Paul Holiday	82,000	76,000
MVP Louisville Station Broadway	--	6,000
White Front Garage	--	2,000
MVP Houston Preston	17,000	4,000
MVP Houston San Jacinto	57,000	47,000
MVP Detroit Center Garage (h)	1,574,000	1,489,000
MVP Raider Park Garage	62,000	14,000
St. Louis Broadway	31,000	--
MVP New Orleans Rampart	89,000	9,000
Total revenues	$2,643,000	$2,566,000

a)	New lease terms with addition of percentage rent.
b)	New lease terms with increase to monthly base rent and higher break point for percentage rent.
c)	Timing of tenant’s collections.
d)	Property sold during June 2018.
e)	The new Fiserv Forum Arena became fully operational in late August 2018, which had a positive impact on operations, a trend expected to continue.
f)	Increased volume in area due to additional multi-tenant apartment complex and decrease in competing surface lots.
g)	Due to construction on the property the new revenue control system experienced some technical difficulties which have been repaired and are not anticipated to impede percentage rent in the future.
h)	Heavy snow in the first quarter had impact on transient parking offset by increase in collections by tenant on monthly parking contracts.

	For the Years Ended December 31
	2019	2018
Operating expenses
Property taxes	$3,023,000	$2,918,000
Property operating expense	1,701,000	1,404,000
Asset management expense – related party	854,000	2,000,000
General and administrative	5,601,000	3,620,000
Professional fees	8,528,000	3,625,000
Management internalization	32,004,000	618,000
Acquisition expenses	251,000	412,000
Acquisition expenses – related party	--	--
Depreciation and amortization	5,172,000	4,938,000
Impairment on investment in real estate	1,452,000	600,000
Total operating expenses	58,586,000	20,135,000
Income (loss) from operations	$(35,792,000)	$1,965,000

To the extent that the Company continues to acquire new properties, the Company expects to see operations and maintenance and depreciation expenses increase.

General economic conditions and our business may be significantly adversely affected by the COVID-19 pandemic and we expect to continue to experience possible adverse effects resulting therefrom. Many state and local governments are currently restricting public gatherings or requiring people to shelter in place, which has in some cases eliminated or severely reduced the demand for parking. Such events are adversely impacting and may continue to adversely impact our tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, significantly impact or eliminate the rental revenue we generate from our leases with them. In particular, a majority of the Company’s property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking.  We are in preliminary discussions with some of our tenants and currently expect to grant relief to some our tenants to defer rent payments as a result of their estimated lost revenues from the current COVID-19 pandemic; however, there can be no assurance we will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. For more information on the effect of COVID-19 on our business, see “Item 1A. Risk Factors—Risks Related to Our Business—Our business and those of our tenants may be adversely affected by epidemics, pandemics or other outbreaks” and Note U — Subsequent Events in Part II, Item 8 Financial Statements.

Property taxes

The increase in property taxes in 2019 compared to 2018 is attributable primarily to the increase of assessed property values or increased tax rates which resulted in an increase in property tax expense in certain municipalities and the acquisition of a property in June 2018.

Property operating expense

The increase in property operating expense in 2019 compared to 2018 is attributable primarily to a full year of operations for properties acquired in the prior year, which accounted for higher operating expenses. Additionally, there was an increase in general liability insurance expense, HOA fees and legal expenses for the year ended December 31, 2019 compared to the same period in 2018.

Asset management expense – related party

The decrease in asset management expense is due to the Internalization, as a result of which the Company no longer incurred an asset management expense beginning April 1, 2019.

See Note E — Related Party Transactions and Arrangements in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

General and administrative

Approximately $2.0 million of the increase in general and administrative expenses was attributable to an increase in directors and officers liability insurance. Additionally, due to the Internalization, the Company is now responsible for additional expenses previously paid by the former Advisor, including payroll for certain employees, rent, office equipment, utilities and other expenses.

Asset management expense, general and administrative expenses and professional fees, in aggregate, were approximately $15.0 million and $9.9 million during the years ended December 31, 2019 and 2018, respectively.

Professional fees

The increase in professional fees was primarily due to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019. Additionally, professional fees increased in 2019 as a result of legal and consulting fees incurred by the Company in connection with its exploration of potential strategic alternatives to provide liquidity to stockholders, beginning in mid-2019.  We expect to continue to incur legal fees related to the pending lawsuits and SEC investigation and additional legal and consulting fees in connection with our exploration of potential strategic alternatives to provide liquidity to stockholders.

See Note P – Legal in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

Management internalization

The Company was externally managed by the former Advisor prior to the management internalization that became effective on April 1, 2019. These expenses include (i) the Internalization Consideration to be paid in aggregate to the former Advisor and (ii) professional fees incurred to complete the Internalization of the Company’s management. See Note A — Organization and Business Operations and Note S – Deferred Management Internalization in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

Acquisition expenses

Acquisition expenses related to purchased properties are capitalized with the investment in real estate. Acquisition expenses incurred during the year ended December 31, 2019 relate solely to dead deals. The decrease in cost for the year ended December 31, 2019 compared to the year ended December 3, 2018 of approximately $0.2 million is a result of reduced acquisition activity.

Depreciation and amortization expenses

The increase in depreciation and amortization expenses was due to the properties acquired during 2018 and assets placed in service following the completion of construction projects or general improvements on properties already held.

Impairment

During the year ended December 31, 2019, the Company recorded asset impairment charges totaling approximately $1,452,000. These impairment charges consisted of $558,000 associated with the Memphis Court lot, $344,000 associated with the San Jose 88 garage, $50,000 associated with the St. Louis Washington lot and $500,000 associated with the Minneapolis City lot. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs. The Company recorded impairment charges totaling approximately $600,000 for the year ended December 31, 2018. See Note B — Summary of Significant Accounting Policies in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

	For the Years Ended December 31
	2019	2018
Other income (expense)
Interest expense	$(9,513,000)	(9,449,000)
Gain from sale of investment in real estate	2,509,000	2,276,000
Other income	82,000	81,000
Income from DST	218,000	205,000
Total other expense	$(6,704,000)	$(6,887,000)

Interest expense

The increase in interest expense of approximately $0.1 million for the year ended December 31, 2019, as compared to the same period in 2018, is primarily attributable to the Company’s increased use of debt on properties throughout the year.

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

Interest expense recorded for the year ended December 31, 2019 and 2018 includes amortization of loan issuance costs. Total amortization of loan issuance cost for the years ended December 31, 2019 and 2018 was approximately $0.9 million and $1.7 million, respectively.

For additional information see Note L – Notes Payable in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

Gain from sale of investment in real estate

During September 2019, the Company sold the surface parking lot and office building in Ft. Lauderdale, Florida for $6.1 million, which resulted in a gain from sale of investments in real estate of approximately $2.3 million.

On October 29, 2019, the Company sold a surface parking lot in Memphis, Tennessee for cash consideration of $675,000, which resulted in a gain on sale of investments in real estate of approximately $0.2 million.

During August 2018, the Company sold two surface lots in Kansas City for $4.0 million, which resulted in a gain from sale of investments in real estate of approximately $1.0 million.

During June 2018, the Company sold two surface lots in St. Louis for $8.5 million, which resulted in a gain from sale of investments in real estate of approximately $1.0 million.

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

On October 5, 2018, The Parking REIT, Inc., through an entity wholly owned by the Company, completed a partial sale of 36,155 square feet of land adjoining a surface parking lot in Minneapolis for cash consideration of $3.0 million to Camber Lodging, LLC and Amber Lodging, LLC, for a proposed hotel development. The Company originally purchased the approximately 108,000 square foot parcel in January 2016 for $6.1 million.  The partial sale resulted in a gain of approximately $0.3 million.

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

Income from DST

During the year ended December 31, 2019, the Company recorded a one-time accrual of $18,000 for income from DST.

Rental Income and Property Gross Revenues

Since a majority of the Company’s property leases call for additional percentage rent, the Company monitors the gross revenue generated by each property on a monthly basis. The higher the property’s gross revenue the higher the Company’s potential percentage rent. The graph below shows the comparison of the Company’s quarterly rental income to the gross revenue generated by the properties.  As noted above, as a result of current economic conditions, the Company expects that the amount of percentage rent to be earned in the current and future periods will be significantly reduced.

The Parking REIT Rental Income & Property Gross Revenues
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
The Parking REIT Rental Income
Property Gross Receipts

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

The Company believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, the Company believes that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases.

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

•
Acquisition-related costs. The Company was organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to the Company’s stockholders. In the process, the Company incurs non-reimbursable affiliated and non-affiliated acquisition-related costs, which, in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have historically been funded with cash proceeds from the sale of common or preferred stock or included as a component of the amount borrowed to acquire such real estate. If the Company acquires a property in the future, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of the Company’s portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect the Company’s operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of the Company’s operating performance during periods in which acquisitions are made. However, it can provide an indication of the Company’s on-going ability to generate cash flow from operations and continue as a going concern after the Company ceases to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to the Company. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

For all of these reasons, the Company believes the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of the Company’s real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of the Company’s cash available to fund distributions since other uses of cash, such as capital expenditures at the Company’s properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as the Company’s where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if the Company does not continue to operate under the Company’s current business plan as noted above. MFFO is useful in assisting management and investors in assessing the Company’s ongoing ability to generate cash flow from operations and continue as a going concern in future operating periods, and, after the sale of the Company’s common stock and acquisition stages are complete and NAV is disclosed. However, MFFO is not a useful measure in evaluating NAV because impairments are considered in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as a more prominent measure of performance than income (loss) from operations, net income (loss) or cash flows from operating activities and each should be reviewed in connection with GAAP measurements.

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

The Company’s calculation of FFO and MFFO attributable to common shareholders is presented in the following table for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Net loss attributable to The Parking REIT, Inc. common shareholders	$(45,558,000)	$(7,773,000)
Add (Subtract):
(Gain) on Sale of investment in real estate	(2,509,000)	(2,276,000)
Provision for impairment of investment in real estate	1,452,000	600,000
Depreciation and Amortization of real estate assets	5,172,000	4,938,000
FFO	$(41,443,000)	$(4,511,000)
Add:
Acquisition fees and expenses	251,000	412,000
Loan defeasance costs	--	643,000
Loan fee costs due to loan defeasance	--	210,000
Subtract:
(Increase) in Deferred Rental Assets	(31,000)	(70,000)
MFFO attributable to The Parking REIT, Inc. shareholders	$(41,223,000)	$(3,316,000)
Distributions paid to Common Shareholders	$--	$807,000

Liquidity and Capital Resources

The Company commenced operations on December 30, 2015.

The Company’s principal demand for funds historically was for the acquisition of real estate assets, the payment of operating expenses, capital expenditures, principal and interest on the Company’s outstanding indebtedness and the payment of distributions to the Company’s stockholders. The cash required for acquisitions and investments in real estate has, to date, been funded primarily from the sale of shares of the Company’s common stock and preferred stock, including those shares offered for sale through the Company’s distribution reinvestment plan, dispositions of properties in the Company’s portfolio and through third party financing and the assumption of debt on acquired properties.

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

As disclosed in Note P - Legal in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report, Nasdaq has informed the Company that (i) the Company’s common stock will not be approved for listing currently on the Nasdaq Global Market, and (ii) it is highly unlikely that the Company’s common stock would be approved for listing while the SEC investigation is ongoing. There can be no assurance that the Company’s common stock will ever be approved for listing on the Nasdaq Global Market or any other stock exchange, even if the SEC investigation referred to above is completed and no wrongdoing is found and no action is taken in connection therewith against the Company, Mr. Shustek or any other person. As a result of this Nasdaq decision, the Company has determined not to proceed with the registration and sale of the Company’s common stock as contemplated by the Registration Statement (File No. 333-205893) on Form S-11 filed with the U.S. Securities and Exchange Commission on October 5, 2018 and such Registration Statement was withdrawn on August 29, 2019.

As of December 31, 2019, the Company’s debt consisted of approximately $121.4 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs and the Company’s cash and cash equivalents and restricted cash were approximately $11.6 million ($3.9 million of which was restricted cash).

The Company currently has little cash available for acquisitions and no ability to raise new debt or equity financing, and, accordingly, the Company’s only source of near-term liquidity is from operating activities or the sale of assets. In order to enhance liquidity, the Company’s board of directors is exploring certain strategic alternatives, including sales of assets, a sale of the Company or a portion thereof or a strategic business combination.  For addition information see Note B - Liquidity Matters.

Sources and Uses of Cash

The following table summarizes our cash flows for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(1,767,000)	$(1,671,000)
Net cash provided by (used in) investing activities	2,811,000	(24,460,000)
Net cash provided by financing activities	1,165,000	18,836,000

Comparison of the year ended December 31, 2019, to the year ended December 31, 2018

The Company’s cash and cash equivalents and restricted cash were approximately $11.6 million as of December 31, 2019, which was an increase of approximately $2.2 million from the balance at December 31, 2018.

Cash flows from operating activities

Net cash used in operating activities for the year ended December 31, 2019 was approximately $1.8 million, compared to approximately $1.7 million for the same period in 2018. The increase in cash used was primarily due to an increase in cash used to fund an increase in prepaid expenses including approximately $1.1 million of prepaid directors and officers insurance premiums, other assets and accounts receivable primarily offset by an increase in accounts payable.

Cash flows from investing activities

Net cash provided by investing activities for the year ended December 31, 2019 was approximately $2.8 million, compared to approximately $24.5 million of net cash used, to acquire investments, for the same period in 2018. The reduction in cash used was due primarily to the fact that no investments were acquired during the year ended December 31, 2019, with the exception of a small tract of land adjacent to our Raider Park garage for $41,000, and two assets were sold in 2019.

For additional information see Note K – Disposition of Investments in Real Estate in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2019 was approximately $1.2 million compared to approximately $18.8 million during the same period in 2018. The decrease in cash provided by financing activities was primarily due to the fact that no preferred stock or other equity was issued during the year ended December 31, 2019 compared to approximately $9.1 million of preferred stock issued during the same period in 2018 and a decrease in net proceeds from long term debt and lines of credit of approximately $8.7 million during the year ended December 31, 2019 compared to the same period in 2018.

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

The loan with Bank of America for the MVP Detroit garage requires the Company to maintain $2.3 million in liquidity at all times, which is defined as unencumbered cash and cash equivalents. As of the date of this filing, the Company was in compliance with this lender requirement.  However, if the Company is unable to sell assets it may be unable to meet this requirement beyond the third quarter of 2020, which could result in an event of default and acceleration of such loan if the lender is unwilling to waive the requirement. The Company is in preliminary discussions with its lenders, including Bank of America, to obtain waivers from certain liquidity requirements and defer payments due under its loans in light of the current economic conditions and the fact that the Company expects to allow tenants to defer rents under its leases with its tenants as a result of the current COVID-19 pandemic; however, there can be no assurance that the Company will reach any such agreement with its lenders.

The Company’s secured mortgage debt of approximately $53.7 million and $58.6 million as of December 31, 2019 and 2018, respectively, require Mr. Shustek and the former Advisor to continue to provide guarantees. In connection with the Contribution Agreement and the Internalization, Mr. Shustek and the former Advisor will continue to provide such guarantees. For additional information regarding the Company’s indebtedness, please see Note L – Notes Payable in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

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

To the extent that the working capital reserve is insufficient to satisfy the Company’s cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing, if such borrowing becomes available in the future. In addition, subject to certain exceptions and limitations, the Company may incur indebtedness in connection with the acquisition of any real estate asset to the extent such indebtedness becomes available to the Company in the future, refinance the debt thereon, arrange for the leveraging of any previously unencumbered property or reinvest the proceeds of financing or refinancing in additional properties.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the former Advisor and its affiliates in connection with the Company’s organization operations for the years ended December 31, 2019 and 2018.

	For the Years Ended December 31,
	2019	2018
Asset Management Fees	854,000	2,000,000
Total	$854,000	$2,000,000

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

The Company is not currently and may not in the future generate sufficient cash flow from operations to fully fund distributions. The Company does not currently anticipate that it will be able to resume the payment of distributions.  However, if distributions do resume, all or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, borrowings, or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, (rather than a return on capital). If the Company pays distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted. The level of distributions will be determined by the board of directors and depend on several factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the board of directors.

Common Stock

From inception through December 31, 2019, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,826 shares of its common stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

The Company’s total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company’s DRIP are detailed below.

To date, all distributions were paid from offering proceeds and therefore represent a return of capital.

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$--	$--	$--	$(1,272,000)
2nd Quarter, 2019	--	--	--	(942,000)
3rd Quarter, 2019	--	--	--	(989,000)
4th Quarter, 2019	--	--	--	1,436,000
Total 2019	$--	$--	$--	$(1,767,000)

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows Generated from (used in) Operations (GAAP basis)
1st Quarter, 2018	$806,000	$418,000	$1,224,000	$(1,015,000)
2nd Quarter, 2018	--	--	--	(506,000)
3rd Quarter, 2018	--	--	--	663,000
4th Quarter, 2018	--	--	--	(813,000)
Total 2018	$806,000	$418,000	$1,224,000	$(1,671,000)

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

From initial issuance through December 31, 2019, the Company had declared distributions of approximately $561,000 of which approximately $543,000 had been paid to Series A stockholders.

	Total Series A Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$54,000	$(1,272,000)
2nd Quarter, 2019	54,000	(942,000)
3rd Quarter, 2019	54,000	(989,000)
4th Quarter, 2019	54,000	1,436,000
Total 2019	$216,000	$(1,767,000)

	Total Series A Distributions Paid	Cash Flows Generated from (used in) Operations (GAAP basis)
1st Quarter, 2018	$41,000	$(1,015,000)
2nd Quarter, 2018	51,000	(506,000)
3rd Quarter, 2018	54,000	663,000
4th Quarter, 2018	54,000	(813,000)
Total 2018	$200,000	$(1,671,000)

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series A, however, such distributions will continue to accrue in accordance with the terms of the Series A.

Preferred Series 1 Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock (“Series 1”), par value $0.0001 per share. On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company’s common stock, to accredited investors. On January 31, 2018, the Company closed this offering. As of March 5, 2019, the Company had raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 shares of Series 1 issued and outstanding.

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

From issuance date through December 31, 2019, the Company had declared distributions of approximately $5.9 million of which approximately $5.7 million had been paid to Series 1 stockholders.

	Total Series 1 Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$697,000	$(1,272,000)
2nd Quarter, 2019	695,000	(942,000)
3rd Quarter, 2019	696,000	(989,000)
4th Quarter, 2019	696,000	1,436,000
Total 2019	$2,784,000	$(1,767,000)

	Total Series 1 Distributions Paid	Cash Flows Provided by (used in) Operations (GAAP basis)
1st Quarter, 2018	$477,000	$(1,015,000)
2nd Quarter, 2018	639,000	(506,000)
3rd Quarter, 2018	697,000	663,000
4th Quarter, 2018	697,000	(813,000)
Total 2018	$2,510,000	$(1,671,000)

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series 1, however, such distributions will continue to accrue in accordance with the terms of the Series 1.

Related-Party Transactions and Arrangements

The Company had entered into agreements with affiliates of its Sponsor, whereby the Company paid certain fees or reimbursements to the former Advisor or its affiliates prior to the Internalization. For additional information see Note E — Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various related party transactions, agreements and fees.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2019.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur. Because the Company is a REIT, it will generally not be subject to corporate level federal income taxes on earnings distributed to the Company’s stockholders and therefore may not realize any benefit from deferred tax assets arising during 2019 or any prior period in which a valid REIT election was in effect. The Company intends to distribute at least 100% of its taxable income annually and intends to do so for the tax year ended December 31, 2019 and in all future periods. The Company has placed a full valuation allowance on all of its deferred tax assets, and thus no asset is recorded on the Company’s balance sheet.

REIT Compliance

The Company elected to be treated as a REIT for federal income tax purposes for the year ended December 31, 2017, and has continued to operate in a manner to qualify as a REIT for federal income tax purposes for the years ended December 31, 2018 and December 31, 2019 and therefore the Company generally will not be subject to federal income tax on income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income tax on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company’s net income.

To qualify as a REIT for tax purposes, the Company is required to distribute at least 90% of its REIT taxable income to the Company’s stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the Company’s REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on the taxable income at regular corporate rates.

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of December 31, 2019, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at December 31, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 84,510 shares of common stock and would receive gross proceeds of approximately $2.1 million.

For additional information see “— Liquidity and Capital Resources” and “—Preferred Series A Stock” above and Note R — Preferred Stock and Warrants in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of December 31, 2019, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at December 31, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

For additional information see “— Liquidity and Capital Resources” and “—Preferred Series A Stock” above and Note R — Preferred Stock and Warrants in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

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

Contractual Obligations

As of December 31, 2019, our contractual obligations consisted of the mortgage notes secured by our acquired properties:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$160,948,000	$50,183,000	$4,310,000	$17,781,000	$88,674,000
Lines of credit:	--	--	--	--	--
Interest	--	--	--	--	--
Principal	--	--	--	--	--
Total	$160,948,000	$50,183,000	$4,310,000	$17,781,000	$88,674,000

The Contractual obligations table amount does not reflect the unamortized loan issuance costs of approximately $1.8 million for notes payable as of December 31, 2019.

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the former Advisor, Vestin Realty Mortgage I, Inc. (“VRTA”) (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (“VRTB”) (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the former Advisor 1,600,000 shares of Common Stock as consideration (the “Consideration”), issuable in four equal installments. The first and second installments of 400,000 shares of Common Stock per installment were issued on the April 1, 2019 and December 31, 2019, respectively. As of December 31, 2019, The Company is obligated to issue 800,000 more shares of Common Stock, 400,000 each on December 31, 2020 and 2021, respectively. See Note S — Deferred Management Internalization in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

Subsequent Events

See Note U — Subsequent Events in Part II, Item 8 Financial Statements of this Annual Report for a discussion of the various subsequent events.

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

As of December 31, 2019, the Company’s debt consisted of approximately $121.4 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs. Our variable interest rate debt is related to the LoanCore loan, where the floating rate loan is set at one-month LIBOR plus 3.65%, LIBOR can’t go below 1.95% and the Company has purchased a rate cap that caps LIBOR at 3.50%. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value. Assuming no increase in the level of our variable debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.4 million per year. At December 31, 2019 LIBOR was approximately 2.52%. Assuming no increase in the level of variable rate debt, if LIBOR were reduced to 1.95%, our cash flow would increase by approximately $0.2 million per year.

The following tables summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company’s outstanding debt as of December 31, 2019:

	For the Years Ending December 31
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt	$50,183,000	$2,058,000	$2,252,000	$2,498,000	$15,283,000	$88,674,000	$160,948,000	$149,943,000

Average interest rate	5.87%	4.87%	4.88%	4.89%	4.77%	5.00%

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Parking REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Parking REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

New York, New York
March 30, 2020

THE PARKING REIT, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
ASSETS
Investments in real estate
Land and improvements	$136,607,000	$142,607,000
Buildings and improvements	170,276,000	170,206,000
Construction in progress	714,000	1,872,000
Intangible assets	2,288,000	2,288,000
	309,885,000	316,973,000
Accumulated depreciation	(12,049,000)	(7,110,000)
Total investments in real estate, net	297,836,000	309,863,000

Fixed Assets, net of accumulated depreciation of $42,000 and $21,000 as of December 31, 2019 and 2018, respectively	21,000	42,000
Assets held for sale, net of accumulated depreciation of $212,000	3,288,000	--
Cash	7,707,000	5,106,000
Cash – restricted	3,937,000	4,329,000
Prepaid expenses	1,679,000	616,000
Accounts receivable	929,000	712,000
Investment in DST	2,836,000	2,821,000
Accounts receivable related parties	--	3,000
Other assets	111,000	79,000
Total assets	$318,344,000	$323,571,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $1.8 million and $2.4 million as of December 31, 2019 and 2018, respectively	$159,120,000	$155,961,000
Accounts payable and accrued liabilities	10,883,000	4,605,000
Accounts payable and accrued liabilities – related party	--	653,000
Deferred management internalization	17,800,000	--
Security deposits	138,000	139,000
Due to related parties	54,000	--
Deferred revenue	104,000	93,000
Total liabilities	188,099,000	161,451,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of December 31, 2019 and 2018)	--	--
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of December 31, 2019 and 2018)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,332,811 and 6,542,797 shares issued and outstanding as of December 31, 2019 and 2018, respectively	--	--
Additional paid-in capital	194,137,000	183,382,000
Accumulated deficit	(66,511,000)	(23,953,000)
Total The Parking REIT, Inc. Shareholders’ Equity	127,626,000	159,429,000
Non-controlling interest	2,619,000	2,691,000
Total equity	130,245,000	162,120,000
Total liabilities and equity	$318,344,000	$323,571,000
The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
Revenues
Base rent income	$20,151,000	$19,534,000
Percentage rent income	2,643,000	2,566,000
Total revenues	22,794,000	22,100,000

Operating expenses
Property taxes	3,023,000	2,918,000
Property operating expense	1,701,000	1,404,000
Asset management fee – related party	854,000	2,000,000
General and administrative	5,601,000	3,620,000
Professional fees	8,528,000	4,243,000
Management internalization	32,004,000	--
Acquisition expenses	251,000	412,000
Provision for impairment of investments in real estate	1,452,000	600,000
Depreciation and amortization	5,172,000	4,938,000
Total operating expenses	58,586,000	20,135,000

Income (loss) from operations	(35,792,000)	1,965,000

Other income (expense)
Interest expense	(9,513,000)	(9,449,000)
Gain on sale of investments in real estate	2,509,000	2,276,000
Other Income	82,000	81,000
Income from DST	218,000	205,000
Total other expense	(6,704,000)	(6,887,000)

Net loss	(42,496,000)	(4,922,000)
Net income attributable to non-controlling interest	62,000	41,000
Net loss attributable to The Parking REIT, Inc.’s stockholders	$(42,558,000)	$(4,963,000)

Preferred stock distributions declared - Series A	(216,000)	(205,000)
Preferred stock distributions declared - Series 1	(2,784,000)	(2,605,000)
Net loss attributable to The Parking REIT, Inc.’s common stockholders	(45,558,000)	(7,773,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to The Parking REIT, Inc.’s common stockholders - basic and diluted	$(6.66)	$(1.19)
Distributions declared per common share	$--	$0.12
Weighted average common shares outstanding, basic and diluted	6,836,693	6,550,099

The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2017	32,651	--	6,532,000	--	177,598,000	(18,173,000)	2,751,000	162,176,000
Distributions to non-controlling interest	--	--	--	--	--	--	(101,000)	(101,000)
Issuance of common stock – DRIP	--	--	11,326	--	307,000	--	--	307,000
Issuance of preferred Series 1	10,022	--	--	--	9,089,000	--	--	9,089,000
Redeemed Shares	--	--	(33,217)	--	(812,000)	--	--	(812,000)
Distributions - Common	--	--	--	--	(807,000)	--	--	(807,000)
Distributions – Series A	--	--	--	--	(205,000)	--	--	(205,000)
Distributions – Series 1	--	--	--	--	(2,605,000)	--	--	(2,605,000)
Stock dividend	--	--	32,679	--	817,000	(817,000)	--	--
Net income (loss)	--	--	--	--	--	(4,963,000)	41,000	(4,922,000)
Balance, December 31, 2018	42,673	$--	6,542,797	$--	$183,382,000	$(23,953,000)	$2,691,000	$162,120,000

Distributions to non-controlling interest	--	--	--	--	--	--	(134,000)	(134,000)
Issuance of common stock	--	--	800,000	--	14,000,000	--	--	14,000,000
Redeemed Shares	--	--	(9,986)	--	(245,000)	--	--	(245,000)
Distributions – Series A	--	--	--	--	(216,000)	--	--	(216,000)
Distributions – Series 1	--	--	--	--	(2,784,000)	--	--	(2,784,000)
Net income (loss)	--	--	--	--	--	(42,558,000)	62,000	(42,496,000)
Balance, December 31, 2019	42,673	$--	7,332,811	$--	$194,137,000	$(66,511,000)	$2,619,000	$130,245,000

The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31
	2019	2018
Cash flows from operating activities:
Net Loss	$(42,496,000)	$(4,922,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,172,000	4,938,000
Gain from acquisition of real estate	(2,509,000)	(2,276,000)
Management internalization	31,800,000	--
Income from DST	(218,000)	(205,000)
Impairment on real estate	1,452,000	600,000
Amortization of loan costs	902,000	1,658,000
Changes in operating assets and liabilities
Due to/from related parties	57,000	(388,000)
Accounts payable	6,286,000	1,343,000
Accounts payable – related party	(653,000)	--
Loan Fees	(287,000)	(1,750,000)
Deferred revenue	40,000	198,000
Other assets	(32,000)	(69,000)
Security deposits	(1,000)	(63,000)
Accounts receivable	(217,000)	(303,000)
Prepaid expenses	(1,063,000)	(432,000)
Net cash used in operating activities	(1,767,000)	(1,671,000)
Cash flows from investing activities:		--
Purchase of investment in real estate	--	(28,939,000)
Building and land improvements	(1,696,000)	(6,405,000)
Fixed Asset Purchase	(41,000)	(63,000)
Distributions from Investments	203,000	205,000
Proceeds from sale of investments in real estate	4,345,000	10,067,000
Payment of deposit for purchase of investment in real estate or debt	(97,000)	(4,003,000)
Return of deposit for purchase of investment in real estate or debt	--	1,788,000
Deposits applied to purchase of investment in real estate or debt	97,000	2,890,000
Net cash provided by (used in) investing activities	2,811,000	(24,460,000)
Cash flows from financing activities
Proceeds from notes payable	11,181,000	45,843,000
Payments on notes payable	(6,637,000)	(2,013,000)
Proceeds from line of credit	--	29,500,000
Payments on line of credit	--	(59,360,000)
Distribution to non-controlling interest	(118,000)	(101,000)
Proceeds from issuance of preferred stock	--	9,089,000
Redeemed shares	(245,000)	(812,000)
Dividends paid to stockholders	(3,016,000)	(3,310,000)
Net cash provided by financing activities	1,165,000	18,836,000
Net change in cash, cash equivalents and restricted cash	2,209,000	(7,295,000)
Cash, cash equivalents and restricted cash, beginning of period	9,435,000	16,730,000
Cash, cash equivalents and restricted cash, end of period	$11,644,000	$9,435,000

The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Continued)

	For the Years Ended December 31,
	2019	2018
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash, cash equivalents at beginning of period	$5,106,000	$8,501,000
Restricted cash at beginning of period	4,329,000	8,229,000
Cash, cash equivalents and restricted at beginning of period	$9,435,000	$16,730,000

Cash and cash equivalents at end of period	$7,707,000	5,106,000
Restricted cash at end of period	3,937,000	4,329,000
Cash, cash equivalents and restricted at end of period	$11,644,000	9,435,000

Supplemental disclosures of cash flow information:
Interest Paid	$8,611,000	$7.791,000
Non-cash investing and financing activities:
Distributions - DRIP	$--	$307,000
Dividend shares	$--	$817,000
Dividends declared not yet paid	$250,000	$250,000
Payment of deposit for purchase of investment in real estate or debt	$(97,000)	$(4,003,000)
Return of deposit for purchase of investment in real estate or debt	$--	$1,788,000
Deposits applied to purchase of investment in real estate or debt	$97,000	$2,890,000
Issuance of common stock – internalization	$14,000,000	$--
Deferred management internalization	$24,800,000	$--
Payments on note payable through sale of investment in real estate	$(2,000,000)	$(11,092,000)
Proceeds from line of credit through sale of investment in real estate	$--	$7,103,000

The accompanying notes are an integral part of these consolidated financial statements

THE PARKING REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Note A — Organization and Business Operations

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015 and has elected to be taxed, and has operated in a manner that will allow the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017. The Company intends to continue operating as a REIT for the taxable year ended December 31, 2019.

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

At the effective time of the Merger, each share of MVP I common stock, par value $0.001 per share, that was issued and outstanding immediately prior to the Merger (the “MVP I Common Stock”), was converted into the right to receive 0.365 shares of Company common stock. A total of approximately 3.9 million shares of Company common stock were issued to former MVP I stockholders, and former MVP I stockholders, immediately following the Merger, owned approximately 59.7% of the Company's common stock. The Company was subsequently renamed “The Parking REIT, Inc.”

Capitalization

As of December 31, 2019, the Company had 7,332,811 shares of common stock issued and outstanding. On December 31, 2016, the Company ceased all selling efforts for the initial public offering of its common stock (the “Common Stock Offering”). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to MVP Capital Partners II, LLC (the “Sponsor”) for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A”). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company’s common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and had 2,862 Series A shares issued and outstanding as of December 31, 2019.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland, Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the “Series 1”). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company’s common stock to accredited investors and closed the offering on January 31, 2018. The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding as of December 31, 2019.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the year ended December 31, 2019, the Company had a net loss of $42.6 million which included $31.8 million of non-cash consideration by issuance of its common shares to the former Advisor in connection with the Internalization. See Note S – Deferred Management Internalization of this Annual Report for additional information. At December 31, 2019, the Company had $11.6 million in cash, cash equivalents and restricted cash. In connection with preparing the consolidated financial statements for the year ended December 31, 2019, management evaluated the extent of the COVID-19 pandemic impact on the Company’s business and its future liquidity for the next twelve months through March 31, 2021.

Management has implemented the following plan to address the Company’s liquidity over the next twelve months plus a day from the filing of this Annual Report:

•
The Company has received unsolicited offers, from third parties, to purchase properties and executed a PSA for the sale of the San Jose garage on February 25, 2020 from a third-party buyer. The buyer’s earnest money deposit became nonrefundable on March 27, 2020. See Note J – Assets Held for Sale of this Annual Report for additional information. In addition, the Company received an unsolicited, executed letter of intent from a third party to purchase two properties in March 2020.

•
On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Preferred Stock Series A, however, such distributions will continue to accrue in accordance with the terms of the Preferred Stock Series A to preserve funds for operations.

•
On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Preferred Stock Series 1, however, such distributions will continue to accrue in accordance with the terms of the Preferred Stock Series 1 to preserve funds for operations.

•
The Company is in preliminary discussions with its lenders, including Bank of America, to obtain waivers from certain liquidity requirements and defer payments due under its loans in light of the current economic conditions. However, there can be no assurance that the Company will reach any such agreement with its lenders.

•
The Company expects to allow its tenants to defer their base rent payments due to the Company under its leases with its tenants, in order to assist tenants with the impact of the current COVID-19 pandemic.

•
The Company intends to apply for available SBA loans, for companies with 500 or less employees, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed by President Trump on March 27, 2020.

Based on the Company’s current business plan, the Company believes its existing cash, projected cash collections and cash inflows will be sufficient to meet its anticipated cash requirements for at least twelve months after the December 31, 2019 financial statements are issued.

Consolidation

The Company’s consolidated financial statements include its accounts, the accounts of the Company’s assets that were sold during 2019 and 2018 (as applicable), the accounts of its subsidiaries, Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation. The following list includes the subsidiaries that are included in the Company’s consolidated financial statements, not the number of properties owned by the Company at December 31, 2019 and 2018.

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

Concentration

The Company had fifteen parking tenants as of December 31, 2019 and 2018. One tenant, SP Plus Corporation (Nasdaq: SP) (“SP+”), represented 60.8% of the Company’s base parking rental revenue for the year ended December 31, 2019.

SP+ is one of the largest providers of parking management in the United States. As of December 31, 2019, SP+ managed approximately 3,100 locations in North America.

Below is a table that summarizes parking rent by tenant:

	For the Years Ended December 31,
Parking Tenant	2019	2018
SP +	60.8%	57.3%
Premier Parking	14.8%	17.1%
ISOM Mgmt	3.9%	4.3%
ABM	3.9%	4.6%
Interstate Parking	2.9%	2.8%
342 N. Rampart	2.9%	2.6%
Denison	2.7%	2.5%
Lanier	2.4%	2.4%
St. Louis Parking	2.0%	2.2%
Premium Parking	1.2%	--
TNSH, LLC	1.1%	0.6%
Riverside Parking	0.9%	1.0%
BEST PARK	0.2%	1.5%
Denver School	0.2%	0.2%
Secure	0.1%	0.1%
PCAM, LLC	--	0.8%
* During June 2018 Premier Parking acquired iPark Services. Subsequent to the acquisition Premier and iPark continue to operate under their original company names.

In addition, the Company had concentrations in various cities based on parking rental revenue for the years ended December 31, 2019 and 2018, as well as concentrations in various cities based on the real estate the Company owned as of December 31, 2019 and 2018. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Years Ended December 31,
	2019	2018
Detroit	22.6%	18.2%
Houston	11.7%	13.3%
Cincinnati	9.3%	9.2%
Fort Worth	7.0%	8.1%
Indianapolis	6.1%	6.5%
Cleveland	5.8%	5.3%
St. Louis	5.0%	5.4%
Honolulu	4.3%	2.6%
Lubbock	3.9%	4.2%
Milwaukee	3.7%	3.7%
Minneapolis	3.6%	4.3%
Nashville	3.1%	3.5%
St Paul	2.9%	2.7%
New Orleans	2.9%	2.7%
San Jose	2.0%	2.4%
Bridgeport	1.9%	2.3%
Memphis	1.4%	1.6%
Louisville	0.9%	1.0%
Denver	0.7%	0.8%
Ft. Lauderdale	0.4%	0.6%
Wildwood	0.3%	0.4%
Clarksburg	0.3%	0.3%
Canton	0.2%	0.3%
Kansas City	--	0.6%

Real Estate Investment Concentration by City
	As of December 31,
	2019	2018
Detroit	17.7%	17.6%
Houston	12.1%	11.9%
Fort Worth	8.8%	8.8%
Cincinnati	8.8%	8.7%
Honolulu	6.8%	6.7%
Cleveland	6.3%	6.2%
Indianapolis	5.8%	5.8%
St Louis	4.4%	4.4%
Minneapolis	4.3%	4.4%
Lubbock	4.3%	3.5%
Milwaukee	3.9%	3.8%
Nashville	3.7%	3.7%
St Paul	2.7%	2.7%
Bridgeport	2.6%	2.6%
New Orleans	2.6%	2.6%
Memphis	1.3%	1.5%
San Jose	1.1%	1.2%
Denver	1.0%	1.0%
Louisville	1.0%	1.0%
Wildwood	0.4%	0.4%
Clarksburg	0.2%	0.2%
Canton	0.2%	0.2%
Fort Lauderdale	--	1.1%

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

The Company recorded impairment charges of approximately $1.5 million for the year ended December 31, 2019. These impairment charges consisted of $558,000 associated with the Memphis Court lot, $344,000 associated with the San Jose 88 garage, $50,000 associated with the St. Louis Washington lot and $500,000 associated with the Minneapolis City lot. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs. The appraisals were performed by independent third-party appraisers primarily using the income approach based on the contracted rent to be received from the operator (i.e. leased fee for St. Louis and San Jose) and the fee simple method for Memphis Court. The Company recorded impairment charges of $600,000 for the year ended December 31, 2018.  The impairment charges consisted of $400,000 associated with the Wildwood NJ Lot and $200,000 associated with the Memphis Court lot. The estimated fair values, as they relate to property carrying values were primarily based upon estimated sales prices from third-party offers or indicative bids.

Cash

The Company maintains a significant portion of its cash deposits at KeyBank, which are held by the Company’s subsidiaries allowing the Company to maximize FDIC insurance coverage. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the same ownership category of $250,000. As of December 31, 2019, and 2018, the Company had approximately $2.7 million and $0.5 million, respectively, in excess of the federally insured limits. As of December 31, 2019, the Company has not experienced any losses on cash deposits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended December 31, 2019 and 2018, the Company had no advertising costs.

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

Organization, Offering and Related Costs

Certain organization and offering costs will be incurred by the former Advisor. Pursuant to the terms of the Amended and Restated Advisory Agreement, the Company will not reimburse the Advisor for these out of pocket costs and future organization and offering costs it may incur. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, and direct expenses of the former Advisor’s employees and employees of the former Advisor’s affiliates and others.

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

Income Taxes

Commencing with its taxable year ended December 31, 2017, the Company has operated in a manner to qualify as a REIT under Sections 856 to 860 of the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company’s REIT taxable income may substantially exceed or be less than the income calculated according to GAAP. In addition, the Company will be subjected to corporate income tax to the extent that less than 100% of the net taxable income is distributed, including any net capital gain.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2019.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur. Because the Company is a REIT, it will generally not be subject to corporate level federal income taxes on earnings distributed to its stockholders and therefore may not realize any benefit from deferred tax assets arising during 2019 or any prior period in which a valid REIT election was in effect. The Company intends to distribute at least 100% of its taxable income annually and intends to do so for the tax year ended December 31, 2019 and in all future periods. The Company has placed a full valuation allowance on all of its deferred tax assets, and thus no asset is recorded on the Company’s balance sheet.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share considers the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The Company had no outstanding common share equivalents during the years ended December 31, 2019 and 2018.

There is a potential for dilution from the Company’s Series A Convertible Redeemable Preferred Stock which may be converted into the Company’s common stock at any time. As of December 31, 2019, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

There is a potential for dilution from the Company’s Series 1 Convertible Redeemable Preferred Stock which may be converted upon a holder’s election into the Company’s common stock at any time. As of December 31, 2019, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

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

During the Company’s predecessor’s due diligence of a property purchased on December 15, 2017 (originally purchased by predecessor on March 31, 2015) and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot. As of December 31, 2019, management has not received the closure letter, however the Company does not anticipate a material adverse effect related to this environmental matter.

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of December 31, 2019, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate

2019

As of December 31, 2019, the Company had the following Investments in Real Estate that were consolidated on the Company’s balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,845,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,050,000	SP +
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$6,331,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$2,957,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	Premier / iPark
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$10,649,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	Premier / iPark
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	Premier / iPark
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,476,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	528	0.98	784	$21,210,000	Premier / iPark
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$13,517,000	ISOM Management
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,747,000	Best Park
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,145,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,185,000	SP +
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	SP +
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,423,000	Premier / iPark
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$5,083,000	Symphony
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$545,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$686,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	ABM
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	195	1.65	N/A	$4,013,000	N/A
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$9,338,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	SP +
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM

MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	21,127,000	SP +
Construction in progress							$714,000
Total Investment in real estate and fixed assets							$309,885,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are held by MVP Wildwood NJ Lot, LLC.
(4)	MVP Preferred Parking, LLC holds a Garage and a Parking Lot.

2018

As of December 31, 2018, the Company had the following Investments in Real Estate that were consolidated on the Company’s balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,845,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,050,000	SP +
MVP San Jose 88 Garage	San Jose, CA	6/15/2016	Garage	328	1.33	N/A	$3,844,000	Lanier
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$6,300,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$3,007,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,672,000	Premier Parking
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$10,541,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	iPark Services
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	iPark Services
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,476,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	528	0.98	784	$21,115,000	iPark Services
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$11,029,000	ISOM Management
MVP PF Ft. Lauderdale	Ft. Lauderdale, FL	12/15/2017	Lot	66	0.75	4,017	$3,423,000	SP +
MVP PF Memphis Court	Memphis, TN	12/15/2017	Lot	37	0.41	N/A	$1,008,000	SP +
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,735,000	Best Park
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,145,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,185,000	SP +
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School

MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	SP +
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,391,000	iPark Services
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$5,083,000	Symphony
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$545,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$686,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	ABM
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	195	1.65	N/A	$4,012,000	N/A
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$9,838,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	SP +
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM
MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	21,000,000	SP +
Construction in progress							$1,872,000
Total Investment in real estate and fixed assets							$316,973,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company owns an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are owned by MVP Wildwood NJ Lot, LLC.
(4)	MVP Preferred Parking, LLC owns a Garage and a Parking Lot.

Note E — Related Party Transactions and Arrangements

2019

The transactions described in this Note were approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in such transactions as fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

Prior to the Internalization, the former Advisor had the option to request reimbursement of certain payroll expenses for salaries and benefits paid to non-executive officers. As of December 31, 2019, all reimbursable expenses had been paid.

Ownership of Company Stock

As of December 31, 2019, the Sponsor owned 9,107 shares, VRM II owned 844,960 shares and VRM I owned 456,834 shares of the Company’s outstanding common stock. During the year ended December 31, 2018, VRM II and VRM I received approximately $33,000 and $19,000 in distributions in accordance with the Company’s distribution reinvestment program (“DRIP”). No DRIP distributions were received by either entity during the year ended December 31, 2019 due to the suspension of the DRIP program.

Ownership of the Former Advisor

VRM I and VRM II own 40% and 60%, respectively, of the former Advisor. Neither VRM I nor VRM II paid any up-front consideration for these ownership interests, but each agreed to be responsible for its proportionate share of future expenses of the former Advisor.

Fees Paid in Connection with the Operations of the Company

Prior to the Internalization (as defined below), the former Advisor or its affiliates received an asset management fee at a rate equal to 1.1% of the cost of all assets held by the Company, or the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. Pursuant to the Amended and Restated Advisory Agreement, the asset management fee could not exceed $2 million per annum until the earlier of such time, if ever, that (i) the Company holds assets with an appraised value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO equal to or greater than $0.3125 per share of common stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of common stock) for two consecutive quarters, on a fully diluted basis. All amounts of the asset management fee in excess of $2 million per annum, plus interest thereon at a rate of 3.5% per annum, would be due and payable by the Company no later than ninety (90) days after the condition for payment is satisfied. For the years ended December 31, 2019 and 2018, asset management fees of approximately $0.9 and $2.0 million, respectively, had been earned by the former Advisor. From and after May 29, 2018 (or the Valuation Date), the asset management fee was to be calculated based on the lower of the value of the Company’s assets and their historical cost. The Company ceased payment of asset management fees effective April 1, 2019, as a result of the Internalization (as defined below).

The Company was to reimburse the former Advisor or its affiliates for costs of providing administrative services, subject to the limitation that it will not reimburse the former Advisor for any amount by which the Company’s operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which the Company made its first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company’s independent directors. The Company was not to reimburse the former Advisor for personnel costs in connection with services for which the former Advisor received a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company’s executive officers. In addition, the Company was not to reimburse the former Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items. During the year ended December 31, 2019, approximately $1.4 million, in operating expenses were incurred by the former Advisor, on behalf of the Company, reimbursable to the former Advisor of which has been reimbursed.

On March 29, 2019, the Company and the former Advisor entered into definitive agreements to internalize the Company’s management function effective April 1, 2019 (the “Internalization”). Since their formation, under the supervision of the board of directors (the “Board of Directors”), the former Advisor has been responsible for managing the operations of the Company and MVP I, which merged with a wholly owned indirect subsidiary of the Company in December 2017. As part of the Internalization, among other things, the Company agreed with the former Advisor to (i) terminate the Second Amended and Restated Advisory Agreement, dated as of May 26, 2017 and, for the avoidance of doubt, the Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, which by its terms would have become effective only upon a listing of the Company’s common stock on a national securities exchange (collectively, the “Management Agreements”), each entered into among the Company, the former Advisor and MVP REIT II Operating Partnership, LP (the “Operating Partnership”); (ii) extend employment to the executives and other employees of the former Advisor; (iii) arrange for the former Advisor to continue to provide certain services with respect to outstanding indebtedness of the Company and its subsidiaries; and (iv) lease the employees of the former Advisor for a limited period of time prior to the time that such employees become employed by the Company. As part of those same agreements, the Company agreed to issue to the former Advisor over a period of more than two and a half years, 1,600,000 shares of the Company’s common stock as consideration under the terms of the Contribution Agreement, issuable in four equal installments. The first installment of 400,000 shares of Common Stock was issued on April 1, 2019 and the second on December 31, 2019. The remaining installments will be issued on December 31, 2020 and December 31, 2021 (or if December 31st is not a business day, the day that is the last business day of such year). See Note S — Deferred Management Internalization below in for additional information.

2018

The transactions described in this Note were approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in such transactions as fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

The former Advisor had the option to request reimbursement of certain payroll expenses for salaries and benefits paid to non-executive officers. As of December 31, 2018, the former Advisor was due approximately $0.2 million in reimbursable expenses, of which has been paid as of the date of this filing.

Ownership of Company Stock

As of December 31, 2018, the Sponsor owned 9,107 shares, VRM II owned 364,960 shares and VRM I owned 136,834 shares of the Company’s outstanding common stock. During the years ended December 31, 2018 and 2017, VRM II received approximately $50,550 and $19,750, respectively, in distributions in accordance with the Company’s DRIP program. During the year ended December 31, 2018, VRM I received approximately $18,700 in both cash and DRIP distributions. VRM I did not own shares of the Company’s stock in 2017.

Ownership of the former Advisor

VRM I and VRM II own 40% and 60%, respectively, of the former Advisor. Neither VRM I nor VRM II paid any up-front consideration for these ownership interests, but each agreed to be responsible for its proportionate share of future expenses of the former Advisor.

Fees Paid in Connection with the Offering – Common Stock

Various affiliates of the Company were involved in the Common Stock offering and the Company’s operations including MVP American Securities, LLC (“AMS”), which was a broker-dealer and member of the Financial Industry Regulatory Authority, Inc. AMS is owned by MS MVP Holdings, LLC, which is owned and managed by Mr. Shustek.

The Company’s Sponsor or its affiliates paid selling commissions of up to 6.5% of gross offering proceeds from the sale of shares in the Common Stock Offering without any right to seek reimbursement from the Company.

The Company’s sponsor or its affiliates also paid non-affiliated selling agents a one-time fee separately negotiated with each selling agent for due diligence expenses, subject to the total underwriting compensation limitation set forth below. Such due diligence expenses were approximately 1.25% to 2.00% of total offering proceeds. Such commissions and fees were paid by the Company’s sponsor or its affiliates (other than the Company) without any right to seek reimbursement from the Company.

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

Fees Paid in Connection with the Operations of the Company

The former Advisor or its affiliates receives an asset management fee at a rate equal to 1.1% of the cost of all assets held by the Company, or the Company’s proportionate share thereof in the case of an investment made through a joint venture or other co-ownership arrangement. Pursuant to the Amended and Restated Advisory Agreement, the asset management fee may not exceed $2 million per annum until the earlier of such time, if ever, that (i) the Company holds assets with an appraised value equal to or in excess of $500,000,000 or (ii) the Company reports AFFO equal to or greater than $0.3125 per share of common stock (an amount intended to reflect a 5% or greater annualized return on $25.00 per share of common stock) for two consecutive quarters, on a fully diluted basis. All amounts of the asset management fee in excess of $2 million per annum, plus interest thereon at a rate of 3.5% per annum, will be due and payable by the Company no later than ninety (90) days after the condition for payment is satisfied.  As of December 31, 2018, approximately $1.6 million was paid and $0.4 was due to the former Advisor and subsequently paid prior to the filing. From and after May 29, 2018 (or the Valuation Date), the asset management fee shall be calculated based on the lower of the value of the Company’s assets and their historical cost. As of December 31, 2018, the Company has subordinated approximately $1.4 million in asset management fees which will be accrued and paid once the above criteria are met.

Prior to the Merger, the Company was to determine the Company’s NAV on a date not later than the Valuation Date. Following the Valuation Date, the asset management fee was based on the value of the Company’s assets rather than their historical cost. Asset management fees for the year ended December 31, 2017 were approximately $1.3 million.

The Company was to reimburse the former Advisor or its affiliates for costs of providing administrative services, subject to the limitation that it will not reimburse the former Advisor for any amount by which the Company’s operating expenses, at the end of the four preceding fiscal quarters (commencing after the quarter in which the Company made its first investment), exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income in connection with the selection or acquisition of an investment, whether or not the Company ultimately acquires, unless the excess amount is approved by a majority of the Company’s independent directors. The Company was not to reimburse the former Advisor for personnel costs in connection with services for which the former Advisor received a separate fee, such as an acquisition fee, disposition fee or debt financing fee, or for the salaries and benefits paid to the Company’s executive officers. In addition, the Company was not to reimburse the former Advisor for rent or depreciation, utilities, capital equipment or other costs of its own administrative items. During the year ended December 31, 2018, approximately $2.7 million in operating expenses were incurred by the Company reimbursable to the former Advisor. During the year ended December 31, 2018, approximately $2.5 million had been reimbursed to the former Advisor. For the year ended December 31, 2017, the former Advisor was due approximately $0.2 million in reimbursable expenses. These reimbursable expenses were paid as of June 21, 2018, the date of the Company’s 2017 annual filing.

On September 21, 2018, we entered into a Third Amended and Restated Advisory Agreement with the former Advisor. The Third Amended Advisory Agreement will become effective and replace the existing advisory agreement upon the listing of the shares of our common stock on any national exchange, unless an internalization transaction is completed before listing.

For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”. The Third Amended and Restated Advisory Agreement is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2018.

Note F — Economic Dependency

Under various agreements, the Company has engaged or will engage the former Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition services, the sale of shares of the Company’s securities available for issuance, as well as other administrative responsibilities for the Company, including accounting services and investor relations. In addition, the Sponsor paid selling commissions in connection with the sale of the Company’s shares in the Common Stock Offering and the former Advisor paid the Company’s organization and offering expenses.

As a result of these relationships, the Company is dependent upon the former Advisor and its affiliates. If these companies are unable to provide the Company with the respective services, the Company may be required to find alternative providers of these services.

Note G — Stock-Based Compensation

Long-Term Incentive Plan

The Company’s board of directors has adopted a long-term incentive plan which the Company may use to attract and retain qualified directors, officers, employees and consultants. The Company’s long-term incentive plan will offer these individuals an opportunity to participate in the Company’s growth through awards in the form of, or based on, the Company’s common stock. The Company currently anticipates that it will not issue awards under the Company’s long-term incentive plan, although it may do so in the future, including possible equity grants to the Company’s independent directors as a form of compensation.

The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates selected by the board of directors for participation in the Company’s long-term incentive plan. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock on the date of grant of any such stock options. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant.

The Company’s board of directors or a committee appointed by its board of directors will administer the long-term incentive plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the long-term incentive plan if the grant or vesting of the awards would jeopardize the Company’s status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under its charter. Unless otherwise determined by the Company’s board of directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

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

The Company’s board of directors may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company’s board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the long-term incentive plan will be effective without the approval of the Company’s stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the years ended December 31, 2019 and 2018, no grants were made under the long-term incentive plan.

Note H – Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. The Company adopted ASU 2014-09 using the modified retrospective transition method in the first quarter of 2018 and such adoption did not have a material impact on the Company’s consolidated financial statements. The adoption of this standard did not require any adjustments to the opening balance of retained earnings as of January 1, 2018.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by this ASU. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 in the first quarter of 2018 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. The Company has determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases in the future however the Company was not a lessee on any lease agreements at December 31, 2018. During the first quarter 2019, the Company adopted ASU 2016-02 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. During the first quarter 2020, the Company adopted ASU 2016-13 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statements of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The standard permits the use of either the retrospective or cumulative effect transition method. This update will become effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-18 in the first quarter of 2018 and such adoption had no material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This update will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted ASU 2016-18 beginning in the first quarter of 2018. The effect of ASU 2017-01 on the Company’s consolidated financial statements is dependent upon the value and quantity of acquisitions during the year.

In May 2017, the FASB issued Accounting Standards Update ASU 2017-09, Compensation-Stock Compensation: Scope of Stock Compensation Modification Accounting. The ASU was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The update is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2017-09 in the first quarter of 2018 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of ASU 2017-12 is to expand hedge accounting for both financial (interest rate) and commodity risks and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. During the first quarter 2019, the Company adopted ASU 2017-12 and such adoption did not have a material impact on the Company's consolidated financial statements.

Note I – Acquisitions

2019

There were no acquisitions for the year ended December 31, 2019.

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

Pro forma results of the Company

The following table of pro forma consolidated results of operations of the Company for the year ended December 31, 2018 and assumes that the acquisitions were completed as of January 1, 2018.

For the year ended December 31, 2018
Revenues from continuing operations	$22,593,000
Net income (loss) from continuing operations	$(4,508,000)
Net income (loss) from continuing operations per share – basic	$(0.69)
Net income (loss) from continuing operations per share – diluted	$(0.69)

Note J — Assets held for sale

2019

Effective April 17, 2019, the Company entered into a purchase sales agreement (“PSA”) with an unrelated third party to sell MVP San Jose 88 Garage, LLC, which is wholly owned by the Company and is listed as held for sale. This multi-level parking garage located in San Jose, California was originally acquired by the Company on June 15, 2016. On May 14, 2019 the unrelated third party cancelled the PSA. The Company executed a new PSA for this property with another unrelated third party on February 25, 2020.  Such third party has made a deposit that became nonrefundable on March 27, 2020.

The following is summary of San Jose 88 Garage, LLC net assets held for sale as of December 31, 2019:
	December 31, 2019	December 31, 2018
Assets:
Prepaid expenses	$42,000	$8,000
Property and equipment, net of accumulated depreciation	3,288,000	3,844,000
Total assets	$3,330,000	$3,852,000
Liabilities:
Notes payable	$2,500,000	$2,500,000
Accounts payable and accrued liabilities	47,000	195,000
Total liabilities	2,547,000	2,695,000
Net assets held for sale	$783,000	$1,157,000

The following is a summary of the results of operations related to MVP San Jose 88 Garage for the years ended December 31, 2019 and 2018:

	2019	2018
Revenue	$450,000	$474,000
Expenses *	842,000	419,000
Income/(loss) from assets held for sale, net of income taxes	$(392,000)	$55,000
*Includes $343,000 impairment for the year ended December 31, 2019.

2018

During the year ended December 31, 2018, the Company had an 87.09% ownership interest in one property that was listed as held for sale, with a carrying value of approximately $6.1 million. This property was accounted for at the fair value based on an appraisal. During June 2016, Minneapolis Venture entered into a PSA to sell the 10th Street lot “as is” to a third party for approximately $6.1 million. During October 2016, the PSA was cancelled. During February 2017, the Company entered into a letter of intent to sell a portion of the property (approximately 2.2 acres) to an unrelated third party for $3.0 million. During October 2018, the Company completed the partial sale for cash consideration of $3.0 million.

The remaining portion of the property was reported as held for use at December 31, 2018.

Note K – Disposition of Investments in Real Estate

2019

Ft Lauderdale

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

The following is a summary of the results of operations related to the surface parking lot in Ft. Lauderdale for the years ended December 31, 2019 and 2018:

	For the Years Ended December 13,
	2019	2018
Revenue	$136,000	$130,000
Expenses	(116,000)	(167,000)
Income (loss) from disposed assets, net of income taxes	$20,000	$(37,000)

Memphis Court

On October 29, 2019, the Company, through an entity wholly owned by the Company, sold a surface parking lot and office building in Memphis for cash consideration of $675,000 to KNM Development Group, LLC, a third-party buyer.  The property was originally purchased in August 2013 by MVP REIT, Inc., and the property was later acquired by The Parking REIT, Inc. for approximately $1.0 million based upon the original purchase price and the allocation of the merger consideration for the merger of MVP REIT, Inc. and MVP REIT II, Inc. in December 2017.  The gain on sale is approximately $0.2.

	For the Years Ended December 31,
	2019	2018
Revenue	$4,000	$12,000
Expenses *	563,000	3,000
Income/(loss) from assets held for sale, net of income taxes	$(559,000)	$9,000
*Includes $558,000 impairment for the year ended December 31, 2019.

2018

In May 2018, the Company entered into agreements with the Redevelopment Agency for the City of Milwaukee (“RACM”) and the Milwaukee Symphony (“Symphony”), regarding the MVP Milwaukee Wells surface parking lot (the “Lot”), wherein we acquired a parcel of land from RACM for $388,545 and sold a portion of the Lot to the Symphony for $200,000. These transactions resulted in an addition of approximately 5,000 square feet to the Lot and will allow us to add an additional 53 parking spaces.

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

The following is a summary of the results of operations related to the two surface parking lots in St. Louis for the year ended December 31, 2018:

For the Year Ended December 31, 2018
Revenue	$312,000
Expenses	(52,000)
Income from disposed assets, net of income taxes	$260,000

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

The following is a summary of the results of operations related to the two surface parking lots in Kansas City for the year ended December 31, 2018:

For the Year Ended December 31, 2018
Revenue	$107,000
Expenses	(24,000)
Income from disposed assets, net of income taxes	$83,000

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

The following is a summary of the results of operations related to the sold portion of the surface parking lot in Minneapolis for the year ended December 31, 2018:

For the Year Ended December 31, 2018
Revenue	$--
Expenses	(270,000)
Gain/(Loss) from disposed assets, net of income taxes	$(270,000)

Note L — Notes Payable

2019

As of December 31, 2019, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/2019	Lender	Term	Interest Rate	Loan Maturity
MVP San Jose 88 Garage, LLC (5)	$1,645,000	Interest Only	$2,500,000	Multiple	1 Year	7.50%	6/30/2020
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$2,550,000	Multiple	1 Year	7.50%	4/19/2020
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	4/29/2020
The Parking REIT D&O Insurance	$1,681,000	$171,000	$679,000	MetaBank	1 Year	3.60%	4/30/2020
Minneapolis Venture	$2,000,000	Interest Only	$2,000,000	Multiple	1 Year	8.00%	10/22/2020
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$7,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$5,300,000	LoanCore	2 Year	Variable	12/9/2020
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$13,500,000	LoanCore	2 Year	Variable	12/9/2020
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,700,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$7,200,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5 Year	5.38%	3/6/2024
MVP St. Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5 Year	5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000,000	$44,000	$8,188,000	Barclays	10 year	4.25%	12/6/2024
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,262,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250,000	$29,000	$4,797,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400,000	$23,000	$4,025,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
West 9th Properties II, LLC	$5,300,000	$30,000	$4,909,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150,000	$73,000	$12,208,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$29,717,000	Bank of America	10 year	5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380,000	$8,000	$1,362,000	KeyBank	10 year *	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132,000	$24,000	$4,078,000	KeyBank	10 year *	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	$23,000	$3,946,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	$2,000	$282,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	$12,000	$2,114,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	$4,000	$752,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Less unamortized loan issuance costs			$(1,828,000)
			$159,120,000

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

(5)	Loan in the amount of $2,500,000 was originated on June 5, 2018 of which $1,645,000 was funded. Remaining balance available of $855,000 was funded on December 11, 2018.

 * 2 Year Interest Only
** 10 Year Interest Only

The following table shows notes payable paid in full during the year ended December 31, 2019.

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/2019	Lender	Term	Interest Rate	Loan Maturity
MVP PF Ft. Lauderdale 2013, LLC	$2,000,000	--	--	Multiple	1 Year	8.00%	6/24/2020
MVP PF Ft. Lauderdale 2013, LLC (1)	$4,300,000	$25,000	--	Key Bank	5 Year	4.94%	2/1/2019
The Parking REIT D&O Insurance	$390,000	$29,000	--	First Insurance Funding	1 Year	3.70%	4/30/2019

(1)	Secured by four properties, including (i) MVP PF Ft. Lauderdale 2013, LLC, (ii) MVP PF Memphis Court 2013, LLC, (iii) MVP PF Memphis Poplar 2013, LLC and (iv) MVP PF St. Louis 2013, LLC

Total interest expense incurred for the years ended December 31, 2019, was approximately $8.6 million. Total loan amortization cost for the year months ended December 31, 2019, was approximately $0.9 million.

As of December 31, 2019, future principal payments on notes payable are as follows:

2020	$50,183,000
2021	2,058,000
2022	2,252,000
2023	2,498,000
2024	15,283,000
Thereafter	88,674,000
Less unamortized loan issuance costs	(1,828,000)
Total	$159,120,000

2018

As of December 31, 2018, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/2018	Lender	Term	Interest Rate	Loan Maturity
MVP PF Ft. Lauderdale 2013, LLC (3)	$4,300,000	$25,000	$3,830,000	KeyBank	5 Year	4.94%	2/1/2019
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$2,550,000	Multiple	1 Year	7.50%	3/25/2019
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	4/1/2019
The Parking REIT D&O Insurance	$390,000	$28,000	$30,000	First Insurance Funding	1 Year	3.70%	4/30/2019
MVP San Jose 88 Garage, LLC(5)	$1,645,000	Interest Only	$2,500,000	Multiple	1 Year	7.50%	6/3/2019
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$7,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$5,300,000	LoanCore	2 Year	Variable	12/9/2020
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$13,500,000	LoanCore	2 Year	Variable	12/9/2020
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,700,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$7,200,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,400,000	LoanCore	2 Year	Variable	12/9/2020
Mabley Place Garage, LLC	$9,000,000	$44,000	$8,362,000	Barclays	10 year	4.25%	12/6/2024

MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,357,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250,000	$29,000	$4,928,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400,000	$23,000	$4,140,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
West 9th Properties II, LLC	$5,300,000	$30,000	$5,039,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150,000	$73,000	$12,528,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$30,360,000	Bank of America	10 year	5.52%	2/1/2027
MVP St Louis Washington, LLC (1)	$1,380,000	Interest Only	$1,380,000	KeyBank	10 year *	4.90%	5/1/2027
St Paul Holiday Garage, LLC (1)	$4,132,000	Interest Only	$4,132,000	KeyBank	10 year *	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	Interest Only	$3,999,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	Interest Only	$286,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	Interest Only	$2,142,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	Interest Only	$762,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Less unamortized loan issuance costs			$(2,443,000)
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

(5)	Loan in the amount of $2,500,000 was originated on June 5, 2018 of which $1,645,000 was funded. Remaining balance available of $855,000 was funded on December 11, 2018.

 * 2 Year Interest Only
** 10 Year Interest Only

The following table shows notes payable that had been paid in full during the year ended December 31, 2018.

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/2018	Lender	Term	Interest Rate	Loan Maturity
St. Louis Lucas (1)(3)	$3,490,000	$20,000	--	Key Bank	10 year	4.59%	2/1/2026
Indianapolis Garage (2)(3)	$8,200,000	$46,000	--	Key Bank	10 year	4.59%	2/1/2026

(1)	Secured by three properties, including (i) MVP St. Louis Convention, (ii) MVP St. Louis Lucas and (iii) MVP KC Cherry.
(2)	Secured by two properties, including (i) MVP Indianapolis City Park and (ii) MVP Indianapolis Washington Street.
(3)
Loans were defeased through the sale of St Louis Lucas and Indianapolis Garage loans. MVP Indianapolis City Park and MVP Indianapolis Washington Street were added to the KeyBank Borrowing Base revolving credit facility, drawing approximately $8.7 million, of which approximately $1.6 million was used to pay down the KeyBank Working Capital revolving credit facility.

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

Concurrently with the acquisition of the Property, MVP St. Louis obtained a first mortgage loan from Cantor Commercial Real Estate Lending, L.P (“St. Louis Lender”), in the principal amount of $6,000,000, with a 10-year, interest-only term at a fixed interest rate of 5.25%, resulting in an annual debt service payment of $315,000 (the “St. Louis Loan”). MVP St. Louis used the Company’s investment to fund a portion of the purchase price for the Property. The remaining equity portion was funded through short-term investments by VRM II, an affiliate of the former Advisor, pending the private placements of additional beneficial interest in MVP St. Louis exempt from registration under the Securities Act. VRM II and Michael V. Shustek, the Company’s Chairman and Chief Executive Officer, provided non-recourse carveout guaranties of the loan and environmental indemnities of St. Louis Lender.

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the “St. Louis Master Lease”), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of MVP Realty, as tenant, (the “St. Louis Master Tenant”). St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC. The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold. The Company will be entitled to its proportionate share of the rent payments based on its ownership interest. Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses. For the years ended December 31, 2019 and 2018, income earned was $218,000 and $205,000, respectively.  For the years ended December 31, 2019 and 2018, distributions received were $203,000 and $205,000, respectively.

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

The former Advisor was the advisor to the Company. The Company is controlled by its independent board of directors and its shareholders. In addition, the former Advisor is the 100% direct/indirect owner of the MVP Parking DST, LLC (“DST Sponsor”), the MVP St. Louis Cardinal Lot Signature Trustee, LLC (“Signature Trustee”) and MVP St. Louis Cardinal Lot Master Tenant, LLC (the “Master Tenant”), who have no direct or indirect ownership in the Company. The Signature Trustee and the Master Tenant can direct the most significant activities of the DST.

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

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	December 31, 2019	December 31, 2018
	(Unaudited)	(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000	$11,512,000
Cash	28,000	32,000
Cash – restricted	24,000	15,000
Accounts receivable	--	141,000
Prepaid expenses	10,000	8,000
Total assets	$11,574,000	$11,708,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $62,000 and $65,000 as of December 31, 2019 and 2018, respectively	$5,954,000	$5,945,000
Accounts payable and accrued liabilities	93,000	63,000
Due to related party	57,000	181,000
Total liabilities	6,104,000	6,189,000
Equity
Member’s equity	6,129,000	6,129,000
Offering costs	(574,000)	(574,000)
Accumulated earnings	952,000	606,000
Distributions to members	(1,037,000)	(642,000)
Total equity	5,470,000	5,519,000
Total liabilities and equity	$11,574,000	$11,708,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Revenue	$738,000	$729,000
Expenses	(392,000)	(348,000)
Net income	$346,000	$381,000

Note O — Investment in Equity Method Investee

2019

During the year ended December 31, 2019, the Company did not have any investments in an equity method investee.

2018

The Company did not have any investment in an equity method investee for the year ended December 31, 2018.

Prior to the Merger, the Company held an investment in an equity method investee in the following companies. Upon completion of the Merger on December 15, 2017 these properties were fully consolidated with the Company.

Note P — Legal

Federal Action

On March 12, 2019, stockholder SIPDA Revocable Trust (“SIPDA”) filed a purported class action complaint in the United States District Court for the District of Nevada, against the Company and certain of its current and former officers and directors. SIPDA filed an Amended Complaint on October 11, 2019. The Amended Complaint purports to assert class action claims on behalf of all public shareholders of the Company and MVP I between August 11, 2017 and April 1, 2019 in connection with the (i) August 2017 proxy statements filed with the SEC to obtain shareholder approval for the merger of the Company and MVP I (the “proxy statements”), and (ii) August 2018 proxy statement filed with the SEC to solicit proxies for the election of certain directors (the “2018 proxy statement”). The Amended Complaint alleges, among other things, that the 2017 proxy statements failed to disclose that two major reasons for the merger and certain charter amendments implemented in connection therewith were (i) to facilitate the execution of an amended advisory agreement that allegedly was designed to benefit Mr. Shustek financially in the event of an internalization and (ii) to give Mr. Shustek the ability to cause the Company to internalize based on terms set forth in the amended advisory agreement. The Amended Complaint further alleges, among other things, that the 2018 proxy statement failed to disclose the Company’s purported plan to internalize its management function.

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

On June 13, 2019, the court granted SIPDA’s motion for Appointment as Lead Plaintiff. The litigation is still at a preliminary stage.   On January 9, 2020, the Company and the Board of Directors moved to dismiss the Amended Complaint.  The Company and the Board of Directors have reviewed the allegations in the Amended Complaint and believe the claims asserted against them in the Amended Complaint are without merit and intend to vigorously defend this action.

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

The Magowski Complaint also previewed that a stockholder demand would be made on the Board to take action with respect to claims belonging to the Company for the alleged injury to the Company. On June 19, 2019, Magowski submitted a formal demand letter to the Board asserting the same alleged wrongdoing as alleged in the Magowski Complaint and demanding that the Board investigate the alleged wrongdoing and take action to remedy the alleged injury to the Company. The demand includes that claims be initiated against the same defendants as are named in the Magowski Complaint. In response to this stockholder demand letter, on July 16, 2019, the Board established a demand review committee of one independent director to investigate the allegations of wrongdoing made in the letter and to make a recommendation to the Board for a response to the letter.  On September 27, 2019, the Board replaced the demand review committee with a special litigation committee. The special litigation committee is responsible for investigating the allegations of wrongdoing made in the letter and making a final determination regarding the response for the Company to the demand. The work of the special litigation committee is on-going.

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

Note Q — Income Taxes and Critical Accounting Policy

Income Taxes and Distributions

As a REIT, the Company generally will not be subject to federal income tax on taxable income distributed to the stockholders. In 2019, the Company has no distributable taxable income. In addition, the Company does not have any subsidiaries elected to be treated as TRSs pursuant to the Code to participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.

Tax Treatment of Distributions

For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders' basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Return of Capital - Preferred	$3,001,000	$2,709,000
Capital Gain	--	--
Return of Capital - Common	--	1,224,000
	$3,001,000	$3,933,000

Note R —Preferred Stock and Warrants

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

The holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. Since a Listing Event, as defined in the charter, did not occur by March 31, 2018, the cash dividend rate has been increased to 7.50%, until a Listing Event at which time, the annual dividend rate will be reduced to 5.75% of the Stated Value. Based on the number of Series A shares outstanding at December 31, 2019, the increased dividend rate costs the Company approximately $13,000 more per quarter in Series A dividends.

Subject to the Company’s redemption rights as described below, each Series A share will be convertible into shares of the Company’s common stock, at the election of the holder thereof by written notice to the Company (each, a “Series A Conversion Notice”) containing the information required by the charter, at any time beginning upon the earlier of (i) 90 days after the occurrence of a Listing Event or (ii) the second anniversary of the final closing of the Series A offering (whether or not a Listing Event has occurred). Each Series A share will convert into a number of shares of the Company’s common stock determined by dividing (i) the sum of (A) 100% of the Stated Value, initially $1,000, plus (B) any accrued but unpaid dividends to, but not including, the date of conversion, by (ii) the conversion price for each share of the Company’s common stock (the “Series A Conversion Price”) determined as follows:

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

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of December 31, 2019, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at December 31, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series A, however, such distributions will continue to accrue in accordance with the terms of the Series A.

Series 1 Preferred Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock (“Series 1”), par value $0.0001 per share. On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company’s common stock, to accredited investors. On January 31, 2018 the Company closed this offering.

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company’s common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value. Based on the number of Series 1 shares outstanding at December 31, 2019, the increased dividend rate costs the Company approximately $150,000 more per quarter in Series 1 dividends.

Subject to the Company’s redemption rights as described below, each Series 1 share will be convertible into shares of the Company’s common stock, at the election of the holder thereof by written notice to the Company (each, a “Series 1 Conversion Notice”) containing the information required by the charter, at any time beginning upon the earlier of (i) 45 days after the occurrence of a Listing Event or (ii) April 7, 2019 (whether or not a Listing Event has occurred). Each Series 1 share will convert into a number of shares of the Company’s common stock determined by dividing (i) the sum of (A) 100% of the Stated Value, initially $1,000, plus (B) any accrued but unpaid dividends to, but not including, the date of conversion, by (ii) the conversion price for each share of the Company’s common stock (the “Series 1 Conversion Price”) determined as follows:

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of December 31, 2019, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at December 31, 2019 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series 1, however, such distributions will continue to accrue in accordance with the terms of the Series 1.

Note S — Deferred Management Internalization

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

Contribution Agreement

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the former Advisor, Vestin Realty Mortgage I, Inc. (“VRTA”) (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (“VRTB”) (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the former Advisor 1,600,000 shares of Common Stock as consideration (the “Internalization Consideration”), issuable in four equal installments. The first and second installments of 400,000 shares of Common Stock per installment were issued on April 1, 2019 and December 31, 2019, respectively. The remaining installments will be issued on December 31, 2020 and December 31, 2021 (or if December 31st is not a business day, the day that is the last business day of such year). If requested by the Company in connection with any contemplated capital raise by the Company, the former Advisor has agreed not to sell, pledge or otherwise transfer or dispose of any of the Internalization Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. See the Current Report on Form 8-K filed with the SEC on April 3, 2019 and Contribution Agreement in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the Management Internalization.

The Internalization transaction closed on April 1, 2019, and the following table shows the Internalization Consideration to be paid in aggregate to the former Advisor. The first and second installment of 400,000 shares of Common Stock per installment were issued to the former Advisor on April 1, 2019 and December 31, 2019, respectively.

	Number of shares		Internalization Contribution
Internalization consideration in common stock at $17.50	1,100,000	(1)	$19,250,000
Internalization consideration in common stock at $25.10	500,000	(2)	12,550,000
Total internalization consideration	1,600,000		$31,800,000

Internalization consideration issued April 1, 2019 at $17.50	(400,000)		(7,000,000)
Shares issued December 31, 2019 at $17.50	(400,000)		(7,000,000)
Deferred management internalization at December 31, 2019	800,000		$17,800,000

1) The Company has the right to purchase 1,100,000 of these shares at $17.50 per share which potentially limits the cost to the Company.
2) $25.10 is the Company's stated NAV as of May 28, 2019.

Note T— Employee Benefit Plan

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

Total expense recorded for the matching 401(k) contribution in the year ended December 31, 2019 was approximately $12,000. There was no similar expense for the year ended December 31, 2018.

Note U — Subsequent Events

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series A and Series 1, however, such distributions will continue to accrue in accordance with the terms of the Series A and Series 1.

The recent COVID-19 pandemic has resulted in reduced discretionary spending, reduced travel and other activity.  In particular, many of the Company’s properties are located near government buildings and sports centers, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic will have a material and adverse impact on those businesses. Many state and local governments are currently restricting public gatherings or requiring people to shelter in place, which has in some cases eliminated or severely reduced the demand for parking.  Such events are adversely impacting and may continue to adversely impact the Company’s tenants’ sales and/or cause the temporary closure of the Company’s tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, may impact or eliminate the rental revenue the Company generates from its leases with them. The Company’s rental revenue and the return on its investments may be materially adversely affected by restrictions requiring people to shelter in place in reaction to the COVID-19 outbreak and may continue to be materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where the Company’s parking facilities are situated to other locations. In particular, a majority of the Company’s property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking. The Company is in preliminary discussions with some of its tenants and currently expects to grant relief to some of its tenants to defer rent payments as a result of their estimated lost revenues from the current COVID-19 pandemic; however, there can be no assurance the Company will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. The extent of the impact of COVID-19 on the Company’s financial and operational performance will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s tenants, all of which are uncertain and cannot be predicted. The extent to which COVID-19 may impact the Company’s financial condition or results of operations cannot be determined at this time.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount at December 31, 2019
Description	ST	Encumbrance	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total	Accumulated Depreciation (1)	Date Acquired	Life on which depr in latest statement is computed
West 9th Street (2)	OH	$4,909,000	$5,675,000	$--	$170,000	$--	$5,845,000	$--	$5,845,000	$24,000	2016	15
Crown Colony (2)	OH	--	3,030,000	--	18,000	--	3,048,000	--	3,048,000	4,000	2016	15
San Jose(4)	CA	2,500,000	1,073,000	2,503,000	268,000	--	977,000	2,523,000	3,500,000	212,000	2016	39,15
MCI 1372 Street	OH	--	700,000	--	--	--	700,000	--	700,000	--	2016	N/A
Cincinnati Race Street	OH	2,550,000	2,142,000	2,358,000	1,832,000	--	2,142,000	4,190,000	6,332,000	411,000	2016	39,15
St Louis Washington	MO	1,362,000	3,000,000	--	7,000	--	2,957,000	--	2,957,000	1,000	2016	15
St Paul Holiday Garage	MN	4,077,000	1,673,000	6,527,000	196,000	--	1,673,000	6,723,000	8,396,000	593,000	2016	39,15
Louisville Station	KY	1,682,000	3,050,000	--	--	--	3,107,000	--	3,107,000	10,000	2016	15
Whitefront Garage	TN	6,454,000	3,116,000	8,380,000	--	--	3,116,000	8,556,000	11,672,000	727,000	2016	39,15
Cleveland Lincoln Garage	OH	3,946,000	2,195,000	5,122,000	3,332,000	--	2,195,000	8,454,000	10,649,000	664,000	2016	39,15
Houston Preston	TX	1,627,000	2,800,000	--	--	--	2,820,000	--	2,820,000	3,000	2016	15
Houston San Jacinto	TX	1,820,000	3,200,000	--	--	--	3,250,000	--	3,250,000	8,000	2016	15
MVP Detroit Center Garage	MI	29,717,000	7,000,000	48,000,000	477,000	--	7,000,000	48,476,000	55,476,000	3,699,000	2017	39,15
St. Louis Broadway	MO	1,671,000	2,400,000	--	--	--	2,400,000	--	2,400,000	--	2017	N/A
St. Louis Seventh & Cerre	MO	2,057,000	3,300,000	--	--	--	3,300,000	--	3,300,000	--	2017	N/A
MVP Preferred Parking	TX	11,330,000	15,800,000	4,700,000	710,000	--	15,800,000	5,410,000	21,210,000	362,000	2017	39,15
MVP Raider Park Garage	TX	7,400,000	1,960,000	9,040,000	2,517,000	--	2,006,000	11,511,000	13,517,000	534,000	2017	39,15
MVP PF Memphis Poplar 2013	TN	1,800,000	3,735,000	--	13,000	--	3,748,000	--	3,748,000	83,000	2017	15
MVP PF St. Louis 2013	MO	3,700,000	5,145,000	--	--	--	5,145,000	--	5,145,000	118,000	2017	15
Mabley Place Garage	OH	8,188,000	1,585,000	19,557,000	43,000	--	1,592,000	19,593,000	21,185,000	1,168,000	2017	39,15
MVP Denver Sherman	CO	282,000	705,000	--	--	--	705,000	--	705,000	--	2017	N/A
MVP Fort Worth Taylor	TX	12,208,000	2,845,000	24,813,000	5,000	--	2,845,000	24,818,000	27,663,000	1,397,000	2017	39,15
MVP Milwaukee Old World	WI	--	2,044,000	--	--	--	2,044,000	--	2,044,000	46,000	2017	15
MVP Houston Saks Garage	TX	3,262,000	4,931,000	5,460,000	37,000	--	4,931,000	5,492,000	10,423,000	341,000	2017	39,15
MVP Milwaukee Wells	WI	2,700,000	4,873,000	--	--	--	5,083,000	--	5,083,000	57,000	2017	15
MVP Wildwood NJ Lot	NJ	1,000,000	1,631,000	--	--	--	1,231,000	--	1,231,000	--	2017	N/A
MVP Indianapolis City Park	IN	7,200,000	2,055,000	8,764,000	114,000	--	2,056,000	8,878,000	10,934,000	612,000	2017	39,15
MVP Indianapolis WA Street Lot	IN	3,400,000	5,749,000	--	--	--	5,749,000	--	5,749,000	45,000	2017	15
MVP Minneapolis Venture	MN	2,000,000	6,543,000	--	--	--	4,012,000	--	4,012,000	--	2017	N/A
MVP Indianapolis Meridian Lot	IN	938,000	1,601,000	--	--	--	1,601,000	--	1,601,000	10,000	2017	15
MVP Milwaukee Clybourn	WI	--	262,000	--	--	--	262,000	--	262,000	5,000	2017	15
MVP Milwaukee Arena	WI	2,114,000	4,632,000	--	--	--	4,631,000	--	4,631,000	--	2017	N/A
MVP Clarksburg Lot	WV	--	715,000	--	--	--	715,000	--	715,000	10,000	2017	15
MVP Denver Sherman 1935	CO	752,000	2,534,000	--	--	--	2,533,000	--	2,533,000	--	2017	N/A
MVP Bridgeport Fairfield Garage	CT	4,025,000	498,000	7,758,000	--	--	498,000	7,758,000	8,256,000	465,000	2017	39,15
Minneapolis City Parking	MN	4,797,000	9,838,000	--	--	--	9,338,000	--	9,338,000	178,000	2017	15
MVP New Orleans Rampart	LA	5,300,000	8,105,000	--	--	--	8,105,000	--	8,105,000	--	2018	N/A
MVP Hawaii Marks	HI	13,500,000	9,118,000	11,716,000	294,000	--	9,118,000	12,010,000	21,128,000	475,000	2018	39,15
		$160,268,000	$141,258,000	$164,698,000	$10,033,000	$--	$138,278,000	$174,392,000(3)	$312,670,000(4)	$12,262,000
(1)
The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

(2)	These properties are held by West 9th St. Properties II, LLC
(3)	This amount does not include CIP of approximately $0.7 million.
(4)	San Jose is listed as Held for Sale and includes approximately $0.2 million of accumulated depreciation.

(5)

The aggregate gross cost of property included above for federal income tax purposes approximated $300.4 million as of December 31, 2019.

The following table reconciles the historical cost of total real estate held for investment for the years ended December 31, 2019 and 2018.

	2019	2018
Total real estate held for investment, inception (prior)	$315,101,000	$287,052,000
Additions during period:
Acquisitions	--	33,166,000
Improvements	2,895,000	5,068,000
Deductions during period:
Dispositions	(3,874,000)	--
Impairments	(1,452,000)	(10,185,000)
Total real estate held for investment, end of year (1)	$312,670,000	$315,101,000

(1)	This amount does not include investments in software and construction in progress totaling approximately $0.7 million as of December 31, 2019 and approximately $1.9 million as of December 31, 2018.

The following table reconciles the accumulated depreciation for the years ended December 31, 2019 and 2018.

	2019	2018
Accumulated depreciation, inception (prior)	$7,110,000	$2,231,000
Deductions during period:	--	(38,000)
Depreciation and amortization of real estate	5,152,000	4,917,000
Accumulated depreciation, end of year (1)	$12,262,000	$7,110,000

(1)	San Jose is listed as Held for Sale and includes approximately $0.2 million of accumulated depreciation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the year ended 2019, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

During the Company's two most recent fiscal years ended December 31, 2019 and 2018 and the period from January 1, 2020 through March 30, 2020, the Company did not consult with RBSM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's consolidated financial statements, and RBSM did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on those criteria.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will rely on the former Advisor to manage the day-to-day activities and to implement the Company’s investment strategy, subject to the supervision of the Company’s board of directors. The former Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to an Amended and Restated Advisory Agreement. The former Advisor is managed by Michael V. Shustek.

Directors and Executive Officers

The following table sets forth the names and ages as of March 30, 2020 and positions of the individuals who serve as our directors and executive officers as of March 30, 2020:

Name	Age	Title
Michael V. Shustek	61	Chief Executive Officer and Director
J. Kevin Bland	56	Chief Financial Officer
Dan Huberty	51	President& Chief Operating Officer
John E. Dawson (1)	62	Independent Director
Robert J. Aalberts	68	Independent Director
Nicholas Nilsen (1)	83	Independent Director
Shawn Nelson	53	Independent Director

(1)	Member of the audit committee

The following table sets forth the names and ages as of March 30, 2020 and positions of the individuals who serve as directors, executive officers and certain significant employees of the former Advisor or our affiliates:

Name	Age	Title

Michael V. Shustek	61	Chief Executive Officer
J. Kevin Bland	56	Chief Financial Officer

Michael V. Shustek is Chief Executive Officer of the Company since its inception and currently also serves as Chairman of the board.  He has also served as Chief Executive Officer and a director of MVP I (prior to the Merger), Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999 and a director and CEO of VRM II and VRM I since January 2006.

In July 2012, Mr. Shustek became a principal of AMS. During January 2014, Mr. Shustek became the sole owner of AMS. Mr. Shustek has held several securities licenses.  In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Originations, Inc. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history at that time.

Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

J. Kevin Bland is Chief Financial Officer and is a certified public accountant. He has over 25 years of experience as a financial professional and executive. Mr. Bland served as Chief Financial Officer of UMTH General Services, L.P. from June 2008 to November 2018. From 2007 to 2008 Mr. Bland served as Vice President, Controller and Principal Accounting Officer of Pizza Inn, Inc. (Nasdaq: RAVE). Mr. Bland spent three years with Metromedia Restaurant Group as Vice President, Controller from 2005 to 2007 and Accounting Manager from 2001 to 2002. From 2003 to 2005, Mr. Bland was Company Controller of Sendera Investment Group, LLC, a real estate investment firm, and Controller of a homebuilding and land division with Lennar Corporation in Dallas, Texas from 2002 to 2003. Mr. Bland began his career with Ernst & Young in 1989. Mr. Bland earned a Bachelor of Business Administration degree in accounting from The University of Texas at Austin in 1985 and an MBA from Texas Christian University in 1989.

Dan Huberty is President and Chief Operating Officer. Prior to joining the Company as Vice President of Parking Operations, Mr. Huberty spent nearly 25 years in various roles in and supporting the parking industry. Most recently, Mr. Huberty served as an Executive Vice President of SP Plus, where he oversaw the southern division of the company. He was named to this position after successfully overseeing the transition of his team through the integration of Central Parking and Standard Parking. SP Plus's clients included some of the nation's largest owners and operators of mixed-use projects, office buildings, hotels, stadiums and arenas, as well as, airports, hospitals and municipalities.

Prior to his role with SP Plus, he served as a Vice President for Clean Energy Fuels, the largest provider of Compressed Natural Gas in the Country focusing on the parking industry, from June 2009 through September 2011. However, the majority of his career was spent with ABM Industries. During his nearly 17 years with ABM, Mr. Huberty served in various roles starting as a Facility Manager, working his way up to Regional Manager, Regional Vice President, and finally Vice President of Sales for ABM's Parking Division. Mr. Huberty earned his BBA from Cleveland State University in 1991, and his MBA from the University of Phoenix in 1998.

Mr. Huberty is active in political affairs, serving as a State Representative for Texas House District 127, representing a constituency of more than 160,000 residents. Elected in 2010, he travels to the Capitol in Austin, Texas, every other year to represent them during the legislative session. Mr. Huberty also served as a Trustee for the Humble Independent School District from 2006 to 2010.

Mr. Huberty serves on the Board for the Be an Angel Fund, which is a non-profit board that supports profoundly deaf and handicapped children in Texas. Mr. Huberty is also a Board Member of the Lake Houston Chamber of Commerce in Harris County Texas, which has over 1,500 members focusing on growing the North East Region of Harris County. Mr. Huberty also served as a Trustee for the Humble Independent School District which has 42,000 students, from 2006 to 2010, serving as its President from 2009-2010.

Independent Directors of the Company

John E. Dawson is one of our independent directors. He has also been a director of MVP REIT, Inc. since its inception. He was a director of Vestin Group from March 2000 to December 2005, was a director of VRM II from March 2007 until he resigned in November 2013 and was a director for VRM I from March 2007 until January 2008.  Mr. Dawson is a practicing Lawyer in Las Vegas, Nevada.  Prior to founding Dawson and Lordahl PLLC in 2019, he worked at both very large and small law firms for the prior 30 years, practicing primarily in the areas of tax, business and estate planning.  Mr. Dawson received his bachelor’s degree from Weber State and his Juris Doctor from Brigham Young University.  Mr. Dawson received his Master of Law (L.L.M.) in Taxation from the University of San Diego in 1993. Mr. Dawson was admitted to the Nevada Bar in 1988 and the Utah Bar in 1989.

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

Nicholas Nilsen served as an independent director of MVP I. He has been involved in the financial industry for more than four decades. He has been in retirement during the past five years. Most recently, Mr. Nilsen served as a Senior Vice President of PNC Financial, a bank holding company, where he served from 1960 to 2000. He began his long career with PNC Financial as a stock analyst. Later, he managed corporate and Taft-Hartley pension plans for the bank. Mr. Nilsen served as an executive investment officer at the time of his retirement from PNC Financial. Mr. Nilsen is a CFA charter holder. Mr. Nilsen received a bachelor’s degree from Denison University and a Master of Business Administration from Northwestern University.

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

CORPORATE GOVERNANCE

Board of Directors

The Company operates under the direction of the Company’s board of directors, the members of which are accountable to the Company and the stockholders as fiduciaries. The board of directors is responsible for directing the management of the Company’s business and affairs.

The Company has a total of five directors, four of whom are independent, the former Advisor, the Sponsor and their respective affiliates as determined in accordance with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”). The NASAA REIT Guidelines require the Company’s charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with the Sponsor or the former Advisor. A director is deemed to be associated with the Sponsor or the former Advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with the Sponsor, the former Advisor or any of their affiliates, performs services (other than as a director) for the Company, or serves as a director or trustee for more than three REITs sponsored by the Sponsor or advised by the former Advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from the Sponsor, the former Advisor or any of their affiliates exceeds five percent of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with the Company, the Sponsor, the former Advisor or any of its affiliates. The Company’s board of directors has determined that each of John Dawson, Robert J. Aalberts, Nicholas Nilsen and Shawn Nelson qualifies as an independent director under the NASAA REIT Guidelines.

The Company refers to the directors who are not independent as the “affiliated directors.” Currently, the only affiliated director is Michael V. Shustek.

The Company’s charter provides that the number of directors is currently five, which number may be increased or decreased as set forth in the bylaws. The Company’s charter also provides that a majority of the directors must be independent directors and that at least one of the independent directors must have at least three years of relevant real estate experience. The independent directors will nominate replacements for vacancies among the independent directors.

The Company’s board of directors is elected by the Company’s common stockholders on an annual basis. Any director may resign at any time and may be removed with or without cause by the stockholders upon the affirmative vote of stockholders entitled to cast at least a majority of all the votes entitled to be cast generally in the election of directors. The notice of any special meeting called to remove a director will indicate that the purpose, or one of the purposes, of the meeting is to determine if the director will be removed.

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

Responsibilities of Directors

The responsibilities of the members of the board of directors include:

•	approving and overseeing the Company’s overall investment strategy, which will consist of elements such as investment selection criteria, diversification strategies and asset disposition strategies;
•	approving and overseeing the Company’s debt financing strategies;
•	approving joint ventures and other such relationships with third parties;
•	approving a potential liquidity transaction;
•	determining the Company’s distribution policy and authorizing distributions from time to time; and
•	approving amounts available for repurchases of shares of the Company’s common stock.

The directors are accountable to the Company and the Company’s stockholders as fiduciaries. This means that the directors must perform their duties in good faith and in a manner each director believes to be in the Company’s best interests. Further, the Company’s directors must act with such care as an ordinarily prudent person in a like position would use under similar circumstances, including exercising reasonable inquiry when taking actions. Our directors and executive officers will serve until their successors are elected and qualify. The directors are not required to devote all of their time to the Company’s business and are only required to devote such time to the Company’s affairs as their duties require. The directors meet quarterly or more frequently as necessary.

The Company will follow investment guidelines adopted by the Company’s board of directors and the investment and borrowing policies described in this Annual Report unless they are modified by our directors. The Company’s board of directors may establish further written policies on investments and borrowings and shall monitor our administrative procedures, investment operations and performance to ensure that the policies are fulfilled and are in the best interests of our stockholders. Any change in our investment objectives as set forth in the Company’s charter must be approved by the stockholders.

In order to reduce or eliminate and address certain potential conflicts of interest, the Company’s charter requires that a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction approve any transaction with any of the Company’s directors, the Sponsor, the former Advisor, or any of their affiliates. The independent directors will also be responsible for reviewing from time to time but at least annually (1) the performance of the former Advisor and determining that the compensation to be paid to the former Advisor is reasonable in relation to the nature and quality of services performed; (2) that the Company’s total fees and expenses are otherwise reasonable in light of the Company’s investment performance, net assets, net income, the fees and expenses of other comparable unaffiliated REITs and other factors deemed relevant by our independent directors; and (3) that the provisions of the Amended and Restated Advisory Agreement are being carried out. Each such determination shall be reflected in the applicable board minutes.

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

Name	Audit	Compensation	Nominating and Corporate Governance
John Dawson	Chair
Robert J. Aalberts			Chair
Nicholas Nilsen	X	Chair	X
Shawn Nelson		X	X

Audit Committee

The Audit Committee meets on a regular basis, at least quarterly and more frequently as necessary. The Audit Committee’s primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The Audit Committee is comprised of two directors, all of whom are independent directors, one of which have been deemed as Audit Committee financial experts. The Company’s Audit Committee consists of John Dawson and Nicholas Nilsen. The board of directors also determined that Mr. Nilsen met the Audit Committee financial expert requirements. For the years ended December 31, 2019 and 2018, the Audit Committee held 4 and 20 meetings, respectively. Mr. Dawson serves as chair of the Audit Committee.

Compensation Committee

The Company’s board of directors maintains a separately designated standing compensation committee (the “Compensation Committee”). The Compensation Committee establishes and oversees our executive and director compensation. The Compensation Committee consists of two independent directors: Nicholas Nilsen and Shawn Nelson. The Compensation Committee establishes and oversees director compensation. For the years ended December 31, 2019 and 2018, the Compensation Committee held three meetings and one meeting, respectively.

The Company’s independent directors receive certain compensation from the Company, which is described in more detail under “Item 11. Executive Compensation.”

Nominating and Corporate Governance Committee

The Nominating and Governance Committee is responsible for establishing the requisite qualifications for directors, identifying and recommending the nomination of individuals qualified to serve as directors and recommending directors for each board committee. The Nominating and Governance Committee also establishes corporate governance practices in compliance with applicable regulatory requirements and consistent with the highest standards and recommends to the board of directors the corporate governance guidelines applicable to the Company. The Company’s Nominating and Corporate Governance Committee consists of Robert Aalberts as Nominating and Corporate Governance Committee Chair, with Shawn Nelson and Nicholas Nilsen as committee members. For the years ended December 31, 2019 and 2018, the Nominating and Corporate Governance Committee held 2 meetings and no meetings, respectively.

Special Committees

On July 16, 2019, the Board established a demand review committee of two independent directors to investigate the allegations of wrongdoing made in the Magowski Complaint and to make a recommendation to the Board for a response to the stockholder demand letter. On September 27, 2019, the Board replaced the demand review committee with a special litigation committee of one independent director. The special litigation committee is responsible for investigating the allegations of wrongdoing made in the letter and making a final determination regarding the response for the Company to the demand. The work of the special litigation committee is on-going.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which contains general guidelines for conducting the Company’s business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of the Company’s officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, as well as all members of the Company’s board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. The Company will provide to any person without charge a copy of the Company’s Code of Ethics, including any amendments or waivers, upon written request delivered to the Company’s principal executive office at the address listed on the cover page of this Annual Report.

Board Meetings and Annual Stockholder Meeting

The board of directors held 23 meetings and nineteen meetings during the fiscal years ended December 31, 2019 and 2018, respectively. Each director attended at least 75% of his board and committee meetings in 2019 and 2018. Although the Company does not have a formal policy regarding attendance by members of the Company’s board of directors at the Company’s Annual Meeting of Stockholders, the Company encourages all of our directors to attend.

Communication with Directors

The Company has established procedures for stockholders or other interested parties to communicate directly with the Company’s board of directors. Such parties can contact the board by mail at: John Dawson, Chairman of The Parking REIT Audit Committee, c/o Corporate Secretary, 9130 W. Post Rd Suite 200, Las Vegas, NV 89148.

The chairman of the Audit Committee will receive all communications made by these means and will distribute such communications to such member or members of the Company’s board of directors as he or she deems appropriate, depending on the facts and circumstances outlined in the communication received. For example, if any questions regarding accounting, internal controls and auditing matters are received, they will be forwarded by the co-chairmen of the Audit Committee to the members of the Audit Committee for review.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers

Prior to the Internalization, effective April 1, 2019, and during the fiscal year ended December 31, 2018, the Company had no employees. Each of the Company’s executive officers was employed or compensated by the former Advisor. Although the Company reimbursed the former Advisor for certain expenses incurred in connection with providing these services to the Company, prior to the Internalization, the Company did not pay any compensation directly to the Company’s executive officers. Consequently, with respect to the fiscal year ended December 31, 2018 and through March 31, 2019, we did not have a compensation policy or program for our executive officers.

In connection with the Internalization, effective April 1, 2019, the Company entered into employment agreements (collectively, the “Employment Agreements”) with Michael V. Shustek, Chief Executive Officer (the “CEO”); Daniel Huberty, President and Chief Operating Officer (the “COO”); and James Kevin Bland, Chief Financial Officer (the “CFO” and together with the CEO and COO, the “Executives” or the “Named Executive Officers”).  As of March 30, 2020, the Company had 16 employees.

As part of the Company’s transition to self-management, the Compensation Committee retained FTI Consulting as an independent compensation consultant to advise the Compensation Committee with respect to the terms of the Employment Agreements.

Employment Agreements

Following is a brief summary and discussion of the terms of the Employment Agreements.

Term.  Each of the Employment Agreements provides for a three-year initial term that will commence on June 30, 2019 and ends on the third anniversary of such date.  Thereafter, the employment term extends automatically for successive one-year periods unless either the Executive or the Company provides notice of non-renewal to the other party at least ninety (90) days before the end of the then-existing term.

Duties.  The Employment Agreements provide that the CEO, the COO and the CFO will perform duties and provide services to us that are customarily associated with the duties, authorities and responsibilities of persons in similar positions as well as such other duties as may be assigned from time to time. The Employment Agreements also provide that the Executives generally will devote substantially all of their business time and attention to the business and affairs of the Company, except that the Executives may engage in certain outside activities that do not materially interfere with the performance of their duties.

Compensation. The Employment Agreements provide that the CEO, the COO and the CFO will receive an annual initial base salary of $550,000, $300,000 and $250,000, respectively.  The CEO, COO and CFO will be eligible to receive a target annual incentive award of not more than $250,000, $153,000 and $50,000, respectively, and each will be eligible to receive an annual target equity award of not more than $1,000,000, $153,000 and $130,000 in the form of restricted shares of common stock, respectively.  Each annual equity award shall vest equally in annual installments over a three-year period.  The amounts and conditions for the payment and vesting (as applicable) of each target annual incentive award and each annual target equity award will be determined by the Compensation Committee.  The Company at its discretion may pay any target annual incentive awards payable to the COO or the CFO in cash or shares of common stock.  Each of the Executives will be eligible to participate in employee benefit programs made available to the Company’s employees from time to time and to receive certain other perquisites, each as set forth in their respective Employment Agreements.

Severance Payments.  The CEO Employment Agreement provides that, subject to the execution of a release and other conditions set forth in the CEO Employment Agreement, upon a “qualifying termination” (as defined in the CEO Employment Agreement), the CEO will be entitled to severance based on a multiple of the total of the CEO’s then-current annual base salary plus the amount of the last annual incentive award earned by the CEO in the year prior to termination (referred to herein as “total cash compensation”).  If the qualifying termination results from the death or disability of the CEO, the CEO will be entitled to severance equal to one times (1x) his total cash compensation.  If the CEO is terminated by the Company without “cause” (as defined in the CEO Employment Agreement), or the CEO quits for “good reason” (as defined in the CEO Employment Agreement) or the Company elects not to renew the term of the CEO employment agreement, then the CEO will be entitled to severance equal to two times (2x) his total cash compensation.   In the event that any qualifying termination occurs on or within 12 months after a change in control of the Company, the CEO will be entitled to severance equal to three times (3x) his total cash compensation.

The COO and CFO Employment Agreements provide that, subject to the execution of  a release and other conditions set forth in the Employment Agreements, the COO and CFO will be entitled to receive severance based on a multiple of the sum of their annual base salary and target annual incentive award (referred to herein as “total cash compensation”).  If the COO is terminated due to his death or disability or if the COO Employment Agreement is not renewed by the Company during the first five years of the term of such agreement, then the COO will be entitled to severance equal to one times (1x) his total cash compensation.  Such severance is not payable if the COO Employment Agreement is not renewed by the Company after the first five years of the term.  If the COO is terminated without “cause” or the COO quits for “good reason,” (each as defined in the COO Employment Agreement) he will be entitled to severance equal to two times (2x) his total cash compensation.  If the CFO is terminated due to his death or disability, he is terminated by the Company without “cause” or he quits for “good reason,” (each as defined in the CFO Employment Agreement) then the CFO will be entitled to severance equal to one times (1x) his total cash compensation.  If the CFO is terminated without “cause” or quits for “good reason”, in each case, on or within 12 months after a change in control of the Company, then the CFO will be entitled to severance equal to one and one-half times (1.5x) his total cash compensation.

Upon termination where severance is due and payable, the Employment Agreements also provide that the Executives will be entitled to receive (i) unpaid base salary earned through the termination date; (ii) any restricted shares of common stock that have vested as of the termination date; (iii) all other equity-based awards held by Executive (which, to the extent subject to time-based vesting, will vest in full at the termination date); (iv) health insurance coverage, including through COBRA, for an 18 month period following the termination date (other than, with respect to the COO and CFO in the event of a termination due to death, disability or non-renewal); and (v) reimbursements of unpaid business expenses.

Non-Competition, Non-Solicitation and Confidentiality.  Each Employment Agreement provides that for a two-year period following the termination of the Executive’s employment with us, the Executive will not solicit our employees or consultants or any of our customers, vendors or other parties doing business with us.  Pursuant to the Contribution Agreement (as defined below), the CEO has agreed not to compete with us for a period of three years after the Effective Date. (as defined below) Pursuant to the COO and CFO Employment Agreements, each of the COO and CFO has agreed not to compete with us for a period of two years following the termination of their employment with us. Each Employment Agreement also contains covenants relating to the treatment of confidential information, Company property and certain other matters.

Savings and Health and Welfare Benefits

The CEO, the COO and the CFO are eligible to participate in the broad-based 401(k) retirement savings plan generally applicable to our employees, which includes an opportunity to receive employer matching contributions. We do not currently provide for pension plans, supplemental retirement plans or deferred compensation plans for our officers.

The CEO, the COO and the CFO are also eligible to participate in the health, life insurance, disability benefits and other welfare programs that are provided generally to our employees.

Perquisites and Other Personal Benefits

We do not currently provide our officers with any material perquisites or other personal benefits.

Summary Compensation Table

Prior to the Internalization, effective April 1, 2019, the Company had no employees. Each of the Company’s Named Executive Officers was employed or compensated by the former Advisor, and the Company did not pay any compensation directly to the Named Executive Officers. Consequently, with respect to the fiscal year ended December 31, 2018 and through March 31, 2019, we did not have a compensation policy or program for our Named Executive Officers and no amounts were paid to them by the Company to the executive officers.

Accordingly, the following Summary Compensation Table shows compensation (rounded to the nearest thousand) paid or accrued by us for services rendered from April 1, 2019 through December 30, 2019 to the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Michael V. Shustek	2019	$275,000	-	-	-	-	-	-	$275,000
Chief Executive Officer	2018	-	-	-	-	-	-	-	-

Daniel Huberty	2019	$150,000	-	-	-	-	-	-	$150,000
President and Chief	2018	-	-	-	-	-	-	-	-
Operating Officer

James Kevin Bland	2019	$125,000	$90,000	-	-	-	-	-	$215,000
Chief Financial Officer	2018	-	-	-	-	-	-	-	-

Independent Directors

Under the Company’s independent director compensation program in effect during 2018, the Company paid each independent director an annual retainer of $30,000 (to be prorated for a partial term), with an additional $5,000 annual retainer (to be prorated for a partial term) paid to the Audit Committee chairperson. Each independent director also will receive $500 for each meeting of the board of directors attended in-person or by telephone. Special Committee members were paid an additional $35,000 for the Chair and $30,000 for the remaining members in connection with the Internalization. These committees were disbanded in 2018.

On April 13, 2019, the Board of Directors voted to change the compensation structure of independent directors. Effective June 5, 2019, the date of the Company’s annual shareholder meeting, each independent director will receive an annual retainer of $70,000, pro-rated for any director with service less than a full year. There will be no additional meeting fees paid. An additional $20,000 in cash will also be paid to the Lead Independent Director and an additional $15,000 in cash will be paid to the chairman of the Audit Committee. Once the Company’s stock begins trading, each independent director will receive his or her compensation in stock until he or she holds shares of the Company's stock equal to $105,000 (i.e., three times the anticipated cash portion of his or her annual retainer), and once the threshold is met, each independent director will receive his or her annual retainer half in shares of stock and half in cash.

Until the Company’s stock begins trading one half of the retainer that would otherwise have been paid in shares of stock will be accrued in a bookkeeping account for the benefit of the applicable Director, to be issued to the Director in shares when the Company’s stock begins trading. If the Company’s stock does not begin trading before June 1, 2020 all amounts accrued for issuance as stock pursuant to the compensation plan will instead be paid in cash on such date.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director. The following table sets forth information with respect to our independent director compensation during the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
David Chavez (1)	$11,250	$--	$--	$--	$--	$--	$11,250
John Dawson	60,333	--	--	--	--	--	60,333
Robert J. Aalberts	56,292	--	--	--	--	--	56,292
Nicholas Nilsen	39,167	--	--	--	--	--	39,167
Shawn Nelson	63,821	--	--	--	--	--	63,821
William Wells (1)	11,250	--	--	--	--	--	11,250
Total	$242,113	$--	$--	$--	$--	$--	$242,113
(1)	The Nominating Committee did not re-nominate Mr. Wells and Mr. Chavez in June 2019. These directors served out their terms which ended on June 5, 2019.
Compensation Committee Interlocks and Insider Participation

Other than Michael V. Shustek, no member of the Company’s board of directors served as an officer, and no member of the Company’s board of directors served as an employee, of the Company or any of its subsidiaries during the year ended December 31, 2019. In addition, during the year ended December 31, 2019, none of the Company’s executive officers served as a member of the Compensation Committee (or other committee of the Company’s board of directors performing equivalent functions or, in the absence of any such committee, our entire board of directors) of any entity that has one or more executive officers serving as a member of the Company’s board of directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Shown below is certain information As of March 30, 2020, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Exchange Act, of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock. Unless otherwise noted, the percentage ownership is calculated based on 7,330,071shares of our common stock outstanding As of March 30, 2020.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Vestin Realty Mortgage II, Inc. 9130 W. Post Rd Suite 130 Las Vegas, NV 89148	Sole voting and investment power of 844,960 shares	11.52%
Vestin Realty Mortgage I, Inc. 9130 W Post Rd Suite 130 Las Vegas, NV 89148	Sole voting and investment power of 456,834 shares	6.23%

The following table sets forth the total number and percentage of common stock beneficially owned as of March 30, 2020, by:
•	Each director;
•	Our chief executive officer and the officers of our manager who function as the equivalent of our executive officers; and
•	All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 7,330,071shares of our total outstanding common stock and 42,672 shares of our total outstanding preferred stock as of March 30, 2020:

		Common Shares Beneficially Owned		Preferred Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent	Number	Percent
Michael V. Shustek	9130 W. Post Rd Suite 200, Las Vegas, NV 89148	13,423	<1%	--	--
Dan Huberty	9130 W. Post Rd Suite 200, Las Vegas, NV 89148	3,599	<1%	--	--
John E. Dawson	8925 W. Post Rd Suite 210, Las Vegas, NV 89148	2,570	<1%	*54	<1%
Robert J. Aalberts	311 Vallarte Dr. Henderson NV 89014	--	--	--	--
Nicholas Nilsen	3074 Soft Horizon Way Las Vegas, NV 89135	2,141	<1%	--	--
Shawn Nelson	Hall of Administration 333 W. Santa Ana Blvd. Santa Ana, CA 92701	--	--	--	--
All directors and officers		21,733	<1%	54	<1%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Conflicts of Interests

The Company is subject to various conflicts of interest arising out of the Company’s relationship with the former Advisor and other affiliates, including (1) conflicts related to the compensation arrangements between the former Advisor, certain affiliates and the Company, (2) conflicts with respect to the allocation of the time of the former Advisor and its key personnel and (3) conflicts with respect to the allocation of investment opportunities. The Company’s independent directors have an obligation to function on the Company’s behalf in all situations in which a conflict of interest may arise and will have a fiduciary obligation to act on behalf of the stockholders.

Please refer to Note E – Related Party Transactions and Arrangements in Part II, Item 8 Financial Statements of this Annual Report for information regarding our related party transactions, which are incorporated herein by reference. Please also see “Risk Factors–Risks Related to Conflict of Interests.” in Part I, Item 1A “Risk Factors” of this Annual Report.

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

Independent Directors

The NASAA REIT Guidelines require the Company’s charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with the Sponsor or the former Advisor. A director is deemed to be associated with the Sponsor or the former Advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with the Sponsor, the former Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by the Sponsor or advised by the former Advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from the Sponsor, the former Advisor or any of their affiliates exceeds five percent of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with the Company, the Sponsor, the former Advisor or any of its affiliates.

A majority of the Company’s board of directors, including a majority of the independent directors, must determine the method used by the former Advisor for the allocation of the acquisition of investments by two or more affiliated programs seeking to acquire similar types of assets is fair and reasonable to us. The Company’s independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the full board of directors or the former Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

•	transactions with affiliates, including our directors and officers;
•	awards under our equity incentive plan; and
•	pursuit of a potential liquidity event.

Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the board of directors and the independent directors.

The Company’s Acquisitions

The Company will not purchase or lease assets in which the Sponsor, the former Advisor, any of the Company’s directors or any of their affiliates has an interest without a determination by a majority of the Company’s directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to the Sponsor, the former Advisor, the director or the affiliated seller or lessor, unless there is substantial justification for the excess amount and such excess is reasonable. In no event may the Company acquire any such asset at an amount in excess of its current appraised value.

The consideration the Company pays for real property will ordinarily be based on the fair market value of the property as determined by a majority of the members of the board of directors or the members of a duly authorized committee of the board. In cases in which a majority of the Company’s independent directors so determine, and in all cases in which real property is acquired from the Sponsor, the former Advisor, any of the Company’s directors or any of their affiliates, the fair market value shall be determined by an independent expert selected by the Company’s independent directors not otherwise interested in the transaction.

Loans

The Company will not make any loans to the Sponsor, the former Advisor or the Company’s directors or officers or any of their affiliates (other than mortgage loans complying with the limitations set forth in Section V.K.3 of the NASAA REIT Guidelines or loans to wholly owned subsidiaries). In addition, the Company will not borrow from these affiliates unless a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by the Company’s board of directors.

Other Transactions Involving Affiliates

A majority of the Company’s directors, including a majority of the independent directors not otherwise interested in the transaction, must conclude that all other transactions between the Company and the Sponsor, the former Advisor, any of the Company’s directors or any of their affiliates are fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties. To the extent that the Company contemplates any transactions with affiliates, members of the Company’s board of directors who serve on the board of the affiliated entity will be deemed “interested directors” and will not participate in approving or making other substantive decisions with respect to such related party transactions.

Issuance of Options and Warrants to Certain Affiliates

Until the Company’s shares of common stock are listed on a national securities exchange, the Company will not issue options or warrants to purchase our common stock to the former Advisor, the Sponsor, any of the Company’s directors or any of their affiliates, except on the same terms as such options or warrants, if any, are sold to the general public. We may issue options or warrants to persons other than the former Advisor, the Sponsor, the Company’s directors and their affiliates prior to listing the Company’s common stock on a national securities exchange, but not at an exercise price less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of the Company’s board of directors has a market value less than the value of such option or warrant on the date of grant. Any options or warrants we issue to the former Advisor, the Sponsor or any of their affiliates shall not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock on the date of grant.

Reports to Stockholders

The Company will prepare an annual report and deliver it to the Company’s common stockholders within 120 days after the end of each fiscal year. The Company’s directors are required to take reasonable steps to ensure that the annual report complies with the Company’s charter provisions as applicable. Among the matters that must be included in the annual report or included in a proxy statement delivered with the annual report are:

•	financial statements prepared in accordance with GAAP that are audited and reported on by independent certified public accountants;
•	the ratio of the costs of raising capital during the year to the capital raised;
•
the aggregate amount of advisory fees and the aggregate amount of other fees paid to the former Advisor and any affiliates of the former Advisor by the Company or third parties doing business with the Company during the year;

•	the Company’s total operating expenses for the year stated as a percentage of the Company’s average invested assets and as a percentage of the Company’s net income;
•	a report from the independent directors that the Company’s policies are in the best interests of the Company’s stockholders and the basis for such determination; and
•
a separately stated, full disclosure of all material terms, factors and circumstances surrounding any and all transactions involving us and the former Advisor, a director or any affiliate thereof during the year, which disclosure has been examined and commented upon in the report by the independent directors regarding the fairness of such transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES; AUDIT COMMITTEE REPORT

Principal Accounting Fees and Services

For the years ended December 31, 2019 and 2018 RBSM LLP (“RBSM”), our independent public accounting firm, billed the Company approximately $405,000 and $520,000, respectively, for their professional services.

For the year ended December 31, 2018, RSM US LLP (“RSM”), our former independent public accounting firm, billed the Company approximately $443,000 for their professional services.

For the year ended December 31, 2019 and 2018, Armanino, LLP (“Armanino”) HCVT LLP (“HCVT”), our independent accounting firm, billed the Company approximately $98,000 and $219,000, respectively, for their professional services.

	RBSM 12/31/2019	RBSM 12/31/2018	RSM 12/31/2019	RSM 12/31/2018	Armanino 12/31/2019	HCVT 12/31/2018
Audit Fees	$405,000	$495,000	$--	$343,000	$--	$--
Audit Related Fees	$--	$--	$--	$--	$--	$--
Tax Fees	$--	$--	$--	$--	$98,000	$219,000
All Other Fees	$--	$25,000	$--	$100,000	$--	$--
Total	$405,000	$520,000	$--	$443,000	$98,000	$219,000

Audit fees. Consists of fees billed for the audit of the Company’s annual financial statements, review of the Company’s Form 10-K, review of the Company’s interim financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees,” such as acquisition audit, audit of the Company’s financial statements, review of our Form 8-K, review of the Company’s registration statement on Form S-11 and Form S-4 filings.

Tax fees. Consists of professional services rendered by a company aligned with the Company’s principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by the Company’s accountants within this category consisted of advice and other services.

Pre-Approval Policy

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee. The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation. All services performed by our independent auditors under engagements entered into were approved by the Company’s Audit Committee, pursuant to the Company’s pre-approval policy, and none was approved pursuant to the de minimis exception to the rules and regulations of the Exchange Act, Section 10A(i)(1)(B), on pre-approval.

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

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	March 30, 2020

By:	/s/ J. Kevin Bland
J. Kevin Bland
Chief Financial Officer
Date:	March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	Chief Executive Officer and Director	March 30, 2020
Michael V. Shustek	(Principal Executive Officer)

/s/ J. Kevin Bland	Chief Financial Officer	March 30, 2020
J. Kevin Bland	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	March 30, 2020
John E. Dawson

/s/ Robert J. Aalberts	Director	March 30, 2020
Robert J. Aalberts

/s/ Nicholas Nilsen	Director	March 30, 2020
Nicholas Nilsen

/s/ Shawn Nelson	Director	March 30, 2020
Shawn Nelson

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger, dated May 26, 2017, among THE PARKING REIT, Inc., MVP Realty Advisors, LLC, MVP Merger Sub, LLC and MVP REIT, Inc.
2.2(9)
Contribution Agreement, dated as of March 29, 2019 and effective as of April 1, 2019, among The Parking REIT, Inc., MVP Realty Advisors, LLC, dba The Parking REIT Advisors, Vestin Realty Mortgage I, Inc. (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (solely for purposes of Section 1.01(c) thereof) and Michael V. Shustek (solely for purposes of Section 4.03 thereof)

3.1(2)	Articles of Amendment and Restatement of THE PARKING REIT, Inc.
3.2(3)	Articles of Amendment of THE PARKING REIT, Inc.
3.3(4)	Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.4(5)	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.5(6)	Bylaws of THE PARKING REIT, Inc.
4.1(4)	Form of Common Stock Warrants (issued to Series A Preferred Stockholders)
4.2 (7)	Form of Common Stock Warrants (issued to Series 1 Preferred Stockholders)
4.3(8)	Distribution Reinvestment Plan
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1(2)	Agreement of Limited Partnership of MVP REIT II Operating Partnership, LP
10.2(2)	THE PARKING REIT, Inc. Long-Term Incentive Plan
10.3(2)	THE PARKING REIT, Inc. Independent Directors Compensation Plan
10.4(2)	Form of Indemnification Agreement
10.5(10)	Purchase and Sale Agreement, dated as of October 31, 2016, by and between Center Parking Associates Limited Partnership and MVP Detroit Center Garage, LLC
10.6(11)	Loan Agreement, dated as of January 10, 2017, by and between MVP Detroit Center Garage, LLC and Bank of America, N.A.
10.7(12)	Loan Agreement, dated as of November 30, 2018, by and among certain subsidiaries of Parking REIT, Inc. as borrowers party thereto and LoanCore Capital Credit REIT LLC as lender.
10.8(9)
Contribution Agreement dated March 29, 2019 and effective as of April 1, 2019, among The Parking REIT, Inc., MVP Realty Advisors, LLC, dba The Parking REIT Advisors, Vestin Realty Mortgage I, Inc. (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc, (solely for purposes of Section 1.01(c) thereof) and Michael V. Shustek (solely for purposes of Section 4.03 thereof)

10.9(9)	Employee Leasing Agreement dated as of March 29, 2019, by and between The Parking REIT, Inc. and MVP Realty Advisors, LLC, dba The Parking REIT Advisors
10.10(9)	Registration Rights Agreement dated as of March 29, 2019, by and among The Parking REIT, Inc. and the Holders
10.11(9)	Termination Agreement dated as of March 29, 2019, by and among The Parking REIT, Inc., MVP REIT II Operating Partnership, LP and MVP Realty Advisors, LLC, dba The Parking REIT Advisors
10.12(9)
Services Agreement, dated as of March 29, 2019, by and among The Parking REIT, Inc., MVP REIT II Operating Partnership, LP, Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., MVP Realty Advisors, LLC, dba The Parking REIT Advisors, and Michael V. Shustek

10.13(9)	Employment Agreements, dated as of March 29, 2019 by and between the Company and Michael Shustek, Dan Huberty and J Kevin Bland
21.1(*)	Subsidiaries of the Registrant.
23.1(*)	Consent of Independent Registered Public Accounting Firm
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (extensible Business Reporting Language (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.
(1)	Filed previously on Form 8-K on May 31, 2017 and incorporated herein by reference.
(2)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015 and incorporated herein by reference.
(3)	Filed previously on Form 8-K on December 18, 2017 and incorporated herein by reference.
(4)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(5)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(6)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015 and incorporated herein by reference.
(7)	Filed previously on Form 8-K on May 15, 2017 and incorporated herein by reference.
(8)	Filed previously as Appendix D to the Registrant’s prospectus filed October 23, 2015 and incorporated herein by reference.
(9)	Filed previously on Form 8-K on April 3, 2019 and incorporated herein by reference.
(10)	Filed previously on Form 8-K on December 8, 2016 and incorporated herein by reference.
(11)	Filed previously on Form 8-K on January 12, 2017 and incorporated herein by reference.
(12)	Filed previously on Form 8-K on December 6, 2018 and incorporated herein by reference.