Form 10-Q
period 2020-03-31
Parking REIT, Inc.
filed 2020-05-13
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [   ] No [ X ]

As of May 13, 2020, the registrant had 7,327,697 shares of common stock outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2020	2019
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$136,607,000	$136,607,000
Buildings and improvements	170,319,000	170,276,000
Construction in progress	1,284,000	714,000
Intangible assets	2,107,000	2,288,000
	310,317,000	309,885,000
Accumulated depreciation	(13,181,000)	(12,049,000)
Total investments in real estate, net	297,136,000	297,836,000

Fixed Assets, net of accumulated depreciation of $51,000 and $42,000 as of March 31, 2020 and December 31, 2019, respectively	90,000	21,000
Assets held for sale, net of accumulated depreciation of $212,000	3,288,000	3,288,000
Cash	5,445,000	7,707,000
Cash – restricted	2,945,000	3,937,000
Prepaid expenses	1,281,000	1,679,000
Accounts receivable	719,000	929,000
Investment in DST	2,838,000	2,836,000
Right of use leased asset	1,364,000	--
Other assets	117,000	111,000
Total assets	$315,223,000	$318,344,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $1.6 million and $1.8 million as of March 31, 2020 and December 31, 2019, respectively	$158,338,000	$159,120,000
Accounts payable and accrued liabilities	9,272,000	10,883,000
Right of use lease liability	1,364,000	--
Deferred management internalization	17,800,000	17,800,000
Security deposits	138,000	138,000
Due to related parties	--	54,000
Deferred revenue	49,000	104,000
Total liabilities	186,961,000	188,099,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of March 31, 2020 and December 31, 2019)	--	--
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of March 31, 2020 and December 31, 2019)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,330,070 and 7,332,811 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	--	--
Additional paid-in capital	193,319,000	194,137,000
Accumulated deficit	(67,661,000)	(66,511,000)
Total The Parking REIT, Inc. Shareholders’ Equity	125,658,000	127,626,000
Non-controlling interest	2,604,000	2,619,000
Total equity	128,262,000	130,245,000
Total liabilities and equity	$315,223,000	$318,344,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2020	2019
Revenues
Base rent income	$4,991,000	$5,054,000
Percentage rent income	327,000	301,000
Total revenues	5,318,000	5,355,000

Operating expenses
Property taxes	665,000	793,000
Property operating expense	386,000	379,000
Asset management expense – related party	--	854,000
General and administrative	1,653,000	850,000
Professional fees	316,000	666,000
Acquisition expenses	3,000	4,000
Depreciation and amortization	1,322,000	1,308,000
Total operating expenses	4,345,000	4,854,000

Income from operations	973,000	501,000

Other income (expense)
Interest expense	(2,329,000)	(2,356,000)
Other Income	151,000	31,000
Income from DST	50,000	70,000
Total other expense	(2,128,000)	(2,255,000)

Net loss	(1,155,000)	(1,754,000)
Less net loss attributable to non-controlling interest	(5,000)	(1,000)
Net loss attributable to The Parking REIT, Inc.’s stockholders	$(1,150,000)	$(1,753,000)

Preferred stock distributions declared - Series A	(54,000)	(54,000)
Preferred stock distributions declared - Series 1	(696,000)	(696,000)
Net loss attributable to The Parking REIT, Inc.’s common stockholders	(1,900,000)	(2,503,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to The Parking REIT, Inc.’s common stockholders - basic and diluted	$(0.26)	$(0.38)
Distributions declared per common share	$--	$--
Weighted average common shares outstanding, basic and diluted	7,332,480	6,542,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2019	42,673	--	7,332,811	--	$194,137,000	$(66,511,000)	$2,619,000	$130,245,000
Distributions to non-controlling interest	--	--	--	--	--	--	(10,000)	(10,000)
Issuance of preferred Series 1	--	--	--	--	--	--	--	--
Redeemed Shares	--	--	(2,741)	--	(68,000)	--	--	(68,000)
Distributions - Common	--	--	--	--	--	--	--	--
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net income (loss)	--	--	--	--	--	(1,150,000)	(5,000)	(1,155,000)
Balance, March 31, 2020	42,673	$--	7,330,070	$--	$193,319,000	$(67,661,000)	$2,604,000	$128,262,000

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2018	42,673	$--	6,542,797	$--	$183,382,000	$(23,953,000)	$2,691,000	$162,120,000
Distributions to non-controlling interest	--	--	--	--	--	--	(11,000)	(11,000)
Redeemed Shares	--	--	(2,433)	--	(60,000)	--	--	(60,000)
Distributions – Series A	--	--	-	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net income (loss)	--	--	--	--	--	(1,753,000)	(1,000)	(1,754,000)
Balance, March 31, 2019	42,673	$--	6,540,364	$--	$182,572,000	$(25,706,000)	$2,679,000	$159,545,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net Loss	$(1,155,000)	$(1,754,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,322,000	1,308,000
Amortization of loan costs	209,000	222,000
Income from DST	(50,000)	(70,000)
Changes in operating assets and liabilities
Due to/from related parties	(54,000)	3,000
Accounts payable	(1,611,000)	(881,000)
Right of use lease asset	(1,364,000)	--
Right of use lease liability	1,364,000	--
Loan Fees	(1,000)	(253,000)
Other assets	(6,000)	(15,000)
Deferred revenue	(55,000)	(38,000)
Accounts receivable	210,000	439,000
Prepaid expenses	398,000	(233,000)
Net cash used in operating activities	(793,000)	(1,272,000)
Cash flows from investing activities:
Building improvements	(613,000)	(246,000)
Fixed asset purchase	(78,000)	--
Proceeds from Investments	48,000	52,000
Payment of deposit made for purchase of investment in real estate or debt	--	(97,000)
Deposits applied to purchase of investment in real estate or debt	--	97,000
Net cash used in investing activities	(643,000)	(194,000)
Cash flows from financing activities
Proceeds from notes payable	--	5,500,000
Payments on notes payable	(990,000)	(4,262,000)
Distribution to non-controlling interest	(10,000)	(11,000)
Redeemed shares	(68,000)	(60,000)
Preferred dividends paid to stockholders	(750,000)	(750,000)
Net cash provided by (used in) financing activities	(1,818,000)	417,000
Net change in cash and cash equivalents and restricted cash	(3,254,000)	(1,049,000)
Cash and cash equivalents and restricted cash, beginning of period	11,644,000	9,435,000
Cash and cash equivalents and restricted cash, end of period	$8,390,000	$8,386,000

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$7,707,000	$5,106,000
Restricted cash at beginning of period	3,937,000	4,329,000
Cash and cash equivalents and restricted cash at beginning of period	$11,644,000	$9,435,000

Cash and cash equivalents at end of period	$5,445,000	$5,628,000
Restricted cash at end of period	2,945,000	2,758,000
Cash and cash equivalents and restricted cash at end of period	$8,390,000	$8,386,000
Supplemental disclosures of cash flow information:
Interest Paid	$2,120,000	$2,134,000
Non-cash investing and financing activities:
Dividends declared not yet paid	$250,000	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE PARKING REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
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

Capitalization

As of March 31, 2020, the Company had 7,330,070 shares of common stock issued and outstanding. On December 31, 2016, the Company ceased all selling efforts for the initial public offering of its common stock (the “Common Stock Offering”). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to MVP Capital Partners II, LLC (the “Sponsor”) for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A”). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company’s common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and had 2,862 Series A shares issued and outstanding as of March 31, 2020.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland, Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the “Series 1”). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company’s common stock to accredited investors and closed the offering on January 31, 2018. The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding as of March 31, 2020.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The condensed consolidated balance sheet as of December 31, 2019 contained herein has been derived from the audited financial statements as of December 31, 2019 but does not include all disclosures required by GAAP.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the three months ended March 31, 2020, the Company had a net loss of $1.2 million and had $8.4 million in cash, cash equivalents and restricted cash. In connection with preparing the condensed consolidated financial statements for the three months ended March 31, 2020, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for the next twelve months through May 13, 2021.

Management has implemented the following plan to address the Company’s liquidity over the next twelve months plus a day from the filing of this Quarterly Report:

•
The Company has received unsolicited offers, from third parties, to purchase properties and executed a PSA for the sale of the San Jose garage on February 25, 2020 from a third-party buyer. The buyer’s earnest money deposit of $200,000 became nonrefundable on March 27, 2020. On May 5, 2020, the buyer provided an additional nonrefundable deposit of $250,000 to extend the closing date to May 25, 2020. See Note I – Assets Held for Sale of this Quarterly Report for additional information.

•
On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series A Preferred stock, however, such distributions will continue to accrue in accordance with the terms of the Series A.

•
On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series 1 Preferred Stock, however, such distributions will continue to accrue in accordance with the terms of the Series 1.

•	On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.
•
The Company is in preliminary discussions with its lenders, including Bank of America, to obtain waivers from certain liquidity requirements and defer payments due under its loans in light of the current economic conditions. However, there can be no assurance that the Company will reach any such agreement with its lenders. See Note R – Subsequent Events for additional information.

•
The Company expects to allow its tenants to defer their base rent payments due to the Company under its leases with its tenants, in order to assist tenants with the impact of the current COVID-19 pandemic. See Note R – Subsequent Events for additional information.

•
The Company applied for the Paycheck Protection Program loan, guaranteed by the Small Business Administration (“SBA”), through Key Bank National Association, Inc., on April 3, 2020. This loan program is for companies with 500 or less employees, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed by President Trump on March 27, 2020. On April 23, 2020 the Company received the funding for its CARES Act loan of approximately $348,000. See Note R – Subsequent Events for additional information.

Based on the Company’s current business plan, the Company believes its existing cash, projected cash collections and cash inflows will be sufficient to meet its anticipated cash requirements for at least twelve months after the March 31, 2020 financial statements are issued.

Consolidation

The Company’s consolidated financial statements include its accounts, the accounts of the Company’s assets that were sold during 2020 and 2019 (as applicable), the accounts of its subsidiaries, Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation. The following list includes the subsidiaries that are included in the Company’s consolidated financial statements, not the number of properties owned by the Company at March 31, 2020 and 2019.

MVP PF Memphis Poplar 2013, LLC	MVP Indianapolis Meridian Lot, LLC	White Front Garage Partners, LLC
MVP PF St. Louis 2013, LLC	MVP Milwaukee Clybourn, LLC	Cleveland Lincoln Garage, LLC
Mabley Place Garage, LLC	MVP Milwaukee Arena Lot, LLC	MVP Houston Preston, LLC
MVP Denver Sherman, LLC	MVP Clarksburg Lot, LLC	MVP Houston San Jacinto Lot, LLC
MVP Fort Worth Taylor, LLC	MVP Denver Sherman 1935, LLC	MVP Detroit Center Garage, LLC
MVP Milwaukee Old World, LLC	MVP Bridgeport Fairfield Garage, LLC	St. Louis Broadway, LLC
MVP Houston Saks Garage, LLC	West 9th Street Properties II, LLC	St. Louis Seventh & Cerre, LLC
MVP Milwaukee Wells, LLC	MVP San Jose 88 Garage, LLC	MVP Preferred Parking, LLC
MVP Wildwood NJ Lot, LLC	MCI 1372 Street, LLC	MVP Raider Park Garage, LLC
MVP Indianapolis City Park, LLC	MVP Cincinnati Race Street, LLC	MVP New Orleans Rampart, LLC
MVP Indianapolis WA Street Lot, LLC	MVP St. Louis Washington, LLC	MVP Hawaii Marks Garage, LLC
Minneapolis City Parking, LLC	MVP St. Paul Holiday Garage, LLC
MVP Minneapolis Venture, LLC	MVP Louisville Station Broadway, LLC

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

Concentration

The Company had fourteen and fifteen parking tenants as of March 31, 2020 and 2019. One tenant, SP Plus Corporation (Nasdaq: SP) (“SP+”), represented 59.6% of the Company’s base parking rental revenue for the three months ended March 31, 2020.

SP+ is one of the largest providers of parking management in the United States. As of March 31, 2020, SP+ managed approximately 3,100 locations in North America.

Below is a table that summarizes parking rent by tenant:

	For The Three Months Ended March 31,
Parking Tenant	2020	2019
SP +	59.6%	57.7%
Premier Parking	15.7%	16.7%
ABM	4.2%	4.5%
ISOM Management	3.9%	4.2%
342 N Rampart	3.6%	2.9%
Interstate Parking	2.6%	2.8%
Denison	2.3%	2.4%
Lanier	2.2%	2.6%
St. Louis Parking	2.1%	2.1%
Best Park	1.3%	1.0%
TNSH, LLC	1.2%	1.2%
Riverside Parking	1.0%	1.0%
Denver School	0.2%	0.2%
Secure	0.1%	0.1%
Premium Parking	--	0.6%

In addition, the Company had concentrations in various cities based on parking rental revenue for the three months ended March 31, 2020 and 2019, as well as concentrations in various cities based on the real estate the Company owned as March 31, 2020 and December 31, 2019. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Three Months Ended March 31,
	2020	2019
Detroit	19.6%	17.8%
Houston	12.2%	13.1%
Fort Worth	9.3%	8.0%
Cincinnati	8.6%	9.1%
Indianapolis	6.0%	6.3%
St. Louis	5.1%	5.3%
Cleveland	5.0%	5.3%
Honolulu	4.6%	4.9%
Minneapolis	3.9%	4.1%
Lubbock	3.9%	4.2%
Milwaukee	3.8%	3.4%
New Orleans	3.6%	2.9%
Nashville	3.4%	3.6%
St Paul	2.6%	2.8%
San Jose	2.2%	2.3%
Bridgeport	2.1%	2.1%
Memphis	1.3%	1.6%
Louisville	1.0%	1.0%
Denver	0.8%	0.8%
Wildwood	0.4%	0.4%
Clarksburg	0.4%	0.3%
Canton	0.2%	0.3%
Ft. Lauderdale	--	0.4%

Real Estate Investment Concentration by City

	As of March 31, 2020	As of December 31, 2019
Detroit	17.9%	17.8%
Houston	12.1%	12.1%
Fort Worth	8.9%	8.8%
Cincinnati	8.8%	8.8%
Honolulu	6.8%	6.8%
Indianapolis	5.9%	5.8%
Cleveland	5.8%	6.2%
St Louis	4.4%	4.4%
Minneapolis	4.3%	4.3%
Lubbock	4.3%	4.3%
Milwaukee	3.9%	3.9%
Nashville	3.7%	3.7%
St Paul	2.7%	2.7%
Bridgeport	2.7%	2.6%
New Orleans	2.6%	2.6%
Memphis	1.3%	1.3%
San Jose	1.1%	1.1%
Denver	1.0%	1.0%
Louisville	1.0%	1.0%
Wildwood	0.4%	0.4%
Clarksburg	0.2%	0.2%
Canton	0.2%	0.2%
Fort Lauderdale	--	--

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

Cash

The Company maintains a significant portion of its cash deposits at KeyBank, which are held by the Company’s subsidiaries allowing the Company to maximize FDIC insurance coverage. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the same ownership category of $250,000. As of March 31, 2020, and December 31, 2019, the Company had approximately $0.9 million and $2.7 million, respectively, in excess of the federally insured limits. As of March 31, 2020, the Company has not experienced any losses on cash deposits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred. During the three months ended March 31, 2020 and 2019, the Company had no advertising costs.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of March 31, 2020.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur. As long as the Company continues to qualify as a REIT, it will generally not be subject to corporate level federal income taxes on earnings distributed to its stockholders and therefore may not realize any benefit from deferred tax assets arising during 2019 or any prior period in which the Company maintained its status as a REIT. The Company intends to distribute at least 100% of its taxable income annually for every year in which the Company is a REIT. The Company has placed a full valuation allowance on all of its deferred tax assets, and thus no asset is recorded on the Company’s balance sheet. As discussed in Note R – Subsequent Events, subsequent to March 31, 2020, as a result of the COVID-19 pandemic, the Company has entered into lease amendments with some of its tenants. As a result of these amendments, it is possible that the Company will no longer qualify as a REIT in 2020 and would no longer be required to make distributions of its annual taxable income in order to maintain REIT status.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company’s net income.   Given projected losses in 2020, as well as the potential tax benefit of net operating loss carryforwards that the Company does not anticipate utilizing as long as it maintains its status as a REIT, the Company will continue to evaluate its current and deferred income tax situation (including the appropriateness of recording a deferred tax asset for net operating losses) throughout the year as there is additional clarity about the impact of the COVID-19 pandemic to the Company’s ongoing operations, including whether the Company expects to maintain its REIT status for the 2020 year.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share considers the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The Company had no outstanding common share equivalents during the three months ended March 31, 2020 and 2019.

There is a potential for dilution from the Company’s Series A Convertible Redeemable Preferred Stock which may be converted into the Company’s common stock at any time. As of March 31, 2020, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

There is a potential for dilution from the Company’s Series 1 Convertible Redeemable Preferred Stock which may be converted upon a holder’s election into the Company’s common stock at any time. As of March 31, 2020, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

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

During the Company’s predecessor’s due diligence of a property purchased on December 15, 2017 (originally purchased by predecessor on March 31, 2015) and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot. As of March 31, 2020, management has not received the closure letter, however the Company does not anticipate a material adverse effect related to this environmental matter.

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of March 31, 2020, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate

As of March 31, 2020, the Company had the following Investments in Real Estate that were consolidated on the Company’s balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,845,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,050,000	SP +
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$6,347,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$2,957,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	Premier Parking
Cleveland Lincoln Garage	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$10,649,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	Premier Parking
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	Premier Parking
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,476,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	528	0.98	784	$21,210,000	Premier Parking
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$13,517,000	ISOM Management
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,669,000	Best Park
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,041,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,185,000	SP +
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	SP +
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,423,000	Premier Parking
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$5,083,000	Symphony
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$545,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$686,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	ABM
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	195	1.65	N/A	$4,013,000	N/A
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$9,338,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	SP +
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM
MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	21,155,000	SP +
Construction in progress							$1,284,000
Total Investment in real estate and fixed assets							$310,317,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are held by MVP Wildwood NJ Lot, LLC.
(4)	MVP Preferred Parking, LLC holds a Garage and a Parking Lot.

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

Ownership of Company Stock

As of March 31, 2020, the Sponsor owned 9,108 shares, VRM II owned 844,960 shares and VRM I owned 456,834 shares of the Company’s outstanding common stock.

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

As a result of these relationships, the Company is dependent upon the former Advisor and its affiliates. If these companies are unable to provide the Company with the respective services, including loan guaranties, the Company may be required to find alternative providers of these services.

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

The Company’s board of directors may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company’s board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the long-term incentive plan will be effective without the approval of the Company’s stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the three months ended March 31, 2020 and 2019, no grants were made under the long-term incentive plan.

Note H – Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. The Company has determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases in the future however the Company was not a lessee on any lease agreements at December 31, 2018. During the first quarter 2019, the Company adopted ASU 2016-02.  See Note M - Right of Use Leased Asset and Lease Liability for discussion of the impact of ASU 2016-02 on the Company’s unaudited condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. During the first quarter 2020, the Company adopted ASU 2016-13 and such adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of ASU 2017-12 is to expand hedge accounting for both financial (interest rate) and commodity risks and create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. ASU 2017-12 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. During the first quarter 2019, the Company adopted ASU 2017-12 and such adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements.

Note I — Assets held for sale

Effective April 17, 2019, the Company entered into a purchase sales agreement (“PSA”) with an unrelated third party to sell MVP San Jose 88 Garage, LLC, which is wholly owned by the Company and is listed as held for sale. This multi-level parking garage located in San Jose, California was originally acquired by the Company on June 15, 2016. On May 14, 2019 the unrelated third party cancelled the PSA. The Company executed a new PSA for this property with another unrelated third party on February 25, 2020.  Such third party has made a deposit of $200,000 that became nonrefundable on March 27, 2020. On May 5, 2020, the buyer provided an additional nonrefundable deposit of $250,000 to extend the closing date to May 25, 2020.

The following is summary of San Jose 88 Garage, LLC net assets held for sale as of March 31, 2020:
	March 31, 2020	December 31, 2019
Assets:
Prepaid expenses	$100,000	$42,000
Property and equipment, net of accumulated depreciation	3,288,000	3,288,000
Total assets	$3,388,000	$3,330,000
Liabilities:
Notes payable	$2,500,000	$2,500,000
Accounts payable and accrued liabilities	53,000	47,000
Total liabilities	2,553,000	2,547,000
Net assets held for sale	$835,000	$783,000

The PSA with the buyer is an asset purchase agreement for purchase of the property and equipment. The following is a summary of the results of operations related to MVP San Jose 88 Garage for three months ended March 31, 2020 and 2019:

	2020	2019
Revenue	$113,000	$113,000
Expense	(114,000)	(134,000)
Income/(loss) from assets held for sale, net of income taxes	$(1,000)	$(21,000)

Note J — Notes Payable

As of March 31, 2020, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 03/31/20	Lender	Term	Interest Rate	Loan Maturity
MVP San Jose 88 Garage, LLC (5)	$1,645,000	Interest Only	$2,500,000	Multiple	1 Year	7.50%	6/30/2020
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$2,550,000	Multiple	1 Year	7.50%	10/30/2020
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	10/30/2020
The Parking REIT D&O Insurance	$1,681,000	$171,000	$171,000	MetaBank	1 Year	3.60%	4/30/2020
Minneapolis Venture	$2,000,000	Interest Only	$2,000,000	Multiple	1 Year	8.00%	10/22/2020
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$7,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$5,300,000	LoanCore	2 Year	Variable	12/9/2020
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$13,500,000	LoanCore	2 Year	Variable	12/9/2020
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,700,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$7,200,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5 Year	5.38%	3/6/2024
MVP St. Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5 Year	5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000,000	$44,000	$8,143,000	Barclays	10 year	4.25%	12/6/2024
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,238,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250,000	$29,000	$4,763,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400,000	$23,000	$3,995,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
West 9th Properties II, LLC	$5,300,000	$30,000	$4,876,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150,000	$73,000	$12,126,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$29,550,000	Bank of America	10 year	5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380,000	$8,000	$1,355,000	KeyBank	10 year *	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132,000	$24,000	$4,056,000	KeyBank	10 year *	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	$23,000	$3,926,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	$2,000	$280,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	$12,000	$2,103,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	$4,000	$748,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Less unamortized loan issuance costs			$(1,621,000)
			$158,338,000

(1)
The Company issued a promissory note to KeyBank for $12.7 million secured by a pool of properties, including (i) MVP Denver Sherman, LLC, (ii) MVP Denver Sherman 1935, LLC, (iii) MVP Milwaukee Arena, LLC, (iv) MVP St. Louis Washington, LLC, (v) St. Paul Holiday Garage, LLC and (vi) Cleveland Lincoln Garage, LLC.

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

 * 2 Year Interest Only
** 10 Year Interest Only

Total interest expense incurred for the three months ended March 31, 2020, was approximately $2.1 million. Total loan amortization cost for the three months ended March 31, 2020, was approximately $0.2 million.

As of March 31, 2020, future principal payments on notes payable are as follows:

2020	$49,193,000
2021	2,058,000
2022	2,252,000
2023	2,498,000
2024	15,283,000
Thereafter	88,675,000
Less unamortized loan issuance costs	(1,621,000)
Total	$158,338,000

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

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the “St. Louis Master Lease”), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of the former Advisor, as tenant, (the “St. Louis Master Tenant”). St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC. The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold. The Company will be entitled to its proportionate share of the rent payments based on its ownership interest. Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses. For the three months ended March 31, 2020 and 2019, income earned was $182,000. For the three months ended March 31, 2020 and 2019, distributions received were $50,000 and $70,000, respectively.

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

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	March 31, 2020	December 31, 2019
	(Unaudited)	(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000	$11,512,000
Cash	26,000	28,000
Cash – restricted	27,000	24,000
Accounts receivable	2,000	--
Prepaid expenses	16,000	10,000
Total assets	$11,583,000	$11,574,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $44,000 and $46,000 as of March 31, 2020 and December 31, 2019, respectively	$5,956,000	$5,954,000
Accounts payable and accrued liabilities	107,000	93,000
Due to related party	60,000	57,000
Total liabilities	6,123,000	6,104,000
Equity
Member’s equity	6,129,000	6,129,000
Offering costs	(574,000)	(574,000)
Accumulated earnings	1,040,000	952,000
Distributions to members	(1,135,000)	(1,037,000)
Total equity	5,460,000	5,470,000
Total liabilities and equity	$11,583,000	$11,574,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Revenue	$182,000	$182,000
Expenses	(94,000)	(84,000)
Net income	$88,000	$98,000

Note M – Right of Use Leased Asset and Lease Liability

The Company executed a lease agreement for its office space at 9130 W. Post Rd., Suite 200, Las Vegas, NV 89135 with a commencement date of January 10, 2020. The lease has a ten-year term with an annual payment of $180,480 per annum during the lease term. The lease is accounted for as an operating lease under ASU 2016-02, Leases – (Topic 842). The Company recognized a Right of Use (“ROU”) Leased Asset and a Right of Use (“ROU”) Lease Liability on the lease commencement date. The value of both the ROU asset and ROU liability, at March 31, 2020, was approximately $1,364,000. The Company recognized approximately $42,000 of operating lease expense during the three months ended March 31, 2020. This expense is included in general and administrative expense.

As of March 31, 2020, future lease liability is as follows:

2020	$82,000
2021	114,000
2022	121,000
2023	127,000
2024	134,000
Thereafter	786,000
Total	$1,364,000

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

SEC Investigation

The Securities and Exchange Commission (“SEC”) is conducting an investigation relating to the Parking REIT. In June 2019, the SEC issued subpoenas to the Company and its chairman and chief executive officer Michael V. Shustek, and since then has requested more information. The Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies, if any, that may be imposed on Mr. Shustek, the Company or any other entity arising out of the SEC investigation.

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

Note O — Preferred Stock and Warrants

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

The holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. Since a Listing Event, as defined in the charter, did not occur by March 31, 2018, the cash dividend rate has been increased to 7.50%, until a Listing Event at which time, the annual dividend rate will be reduced to 5.75% of the Stated Value. Based on the number of Series A shares outstanding at March 31, 2020, the increased dividend rate costs the Company approximately $13,000 more per quarter in Series A dividends.

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

If the Amended Charter becomes effective, the date by which holders of Series A must provide notice of conversion will be changed from the day immediately preceding the first anniversary of the issuance of such share to December 31, 2017. This change will conform the terms of the Series A with the terms of the Series 1 with respect to conversions.

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

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 31, 2020, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at March 31, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company’s common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value. Based on the number of Series 1 shares outstanding at March 31, 2020, the increased dividend rate costs the Company approximately $150,000 more per quarter in Series 1 dividends.

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 31, 2020, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at March 31, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

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

	Number of shares		Internalization Contribution
Internalization consideration in common stock at $17.50	1,100,000	(1)	$19,250,000
Internalization consideration in common stock at $25.10	500,000	(2)	12,550,000
Total internalization consideration	1,600,000		$31,800,000

Internalization consideration issued April 1, 2019 at $17.50	(400,000)		(7,000,000)
Shares issued December 31, 2019 at $17.50	(400,000)		(7,000,000)
Deferred management internalization at March 31, 2020	800,000		$17,800,000

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

Total expense recorded for the matching 401(k) contribution in the three months ended March 31, 2020 was approximately $3,000. There was no similar expense for the three months ended March 31, 2019.

Note R — Subsequent Events

Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic and the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact the Company’s tenants in the near and long term. In particular, many of the Company’s properties are located near government buildings and sports centers, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic will have a material and adverse impact on those businesses. Many state and local governments are currently restricting public gatherings or requiring people to shelter in place, which has in some cases eliminated or severely reduced the demand for parking.  Such events are adversely impacting and may continue to adversely impact the Company’s tenants’ sales and/or cause the temporary closure of the Company’s tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, may impact or eliminate the rental revenue the Company generates from its leases with them. While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, we expect this situation will have an impact on our business and results of operations in the second quarter and in later periods of 2020 that may be material, but cannot be reasonably estimated at this time due to numerous uncertainties.

The Company’s rental revenue and the return on its investments may be materially adversely affected by restrictions requiring people to shelter in place in reaction to the COVID-19 outbreak and may continue to be materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where the Company’s parking facilities are situated to other locations. In particular, a majority of the Company’s property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking. Subsequent to March 31, 2020, as a result of the COVID-19 pandemic, the Company has entered into lease amendments with eight tenants. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease. While the Company continues to review and negotiate rent relief requests with tenants and plans to continue to execute lease amendments based on its evaluation of each tenant’s circumstances, there can be no assurance the Company will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. The extent of the impact of COVID-19 on the Company’s financial and operational performance will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s tenants, all of which are uncertain and cannot be predicted. The extent to which COVID-19 may impact the Company’s financial condition or results of operations cannot be determined at this time. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

The Company applied for the Paycheck Protection Program loan, guaranteed by the SBA, through Key Bank National Association, Inc., on April 3, 2020. This loan program is for companies with 500 or less employees, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed by President Trump on March 27, 2020. On April 23, 2020 the Company received funding for its CARES Act loan of approximately $348,000. The loan carries an interest rate of 1.00% and a term of two years with principal and interest payments of approximately $15,000 per month beginning the seventh month from the date of the loan.

As a result of current economic conditions, the Company’s cash flow from operations might be impacted. The Company is in preliminary discussions with its lenders, including Bank of America, to obtain waivers from certain liquidity requirements and defer payments due under its loans in light of the current economic conditions and the fact that the Company is in preliminary discussions with tenants and has granted relief to some of its tenants to defer rent payments as a result of their estimated lost revenues from the current COVID-19 pandemic; however, there can be no assurance that the Company will reach any such agreement with its lenders. In particular, some of the Company’s loan agreements require that the Company maintain certain liquidity and net worth levels. For example, the loan with Bank of America for MVP Detroit garage requires the Company to maintain $2.3 million of unencumbered cash and cash equivalents at all times. As of the time of this filing, the Company was in compliance with this lender requirement; however, unless the Company sells some of its existing assets, it does not expect that it will be able to maintain such required minimum balances beyond the third quarter of 2020, if the Company does not receive a waiver for this requirement.  The Company may be unable to sell assets and may be unable to negotiate a waiver or amendment of the liquidity and net worth requirements, in which case, the Company could experience an event of technical default under its loan agreements, which, if uncured, could result in an acceleration of such indebtedness.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three months ended March 31, 2020 and 2019. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2019. As used herein, the terms "we," "our" and "us" refer to The Parking REIT, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which the Company refers to as the "operating limited partnership," and to their subsidiaries.

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

Overview

Commencing with its taxable year ended December 31, 2017, the Company has operated in a manner to qualify as a REIT. The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in parking properties that contain other sources of rental income, potentially including office, retail, storage, residential, billboard or cell towers. As of March 31, 2020, the Company held 40 properties in various cities, all of which are parking facilities. See note C – Commitments and Contingencies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.  The COVID-19 pandemic has significantly adversely impacted global economic activity, has contributed to significant volatility and negative pressure in financial markets and resulted in unprecedented job losses causing many to fear an imminent global recession. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

As a result of these measures, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including ours and the industries in which our tenants operate, with much of the impact still unknown. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. In particular, many of the Company’s properties are located near government buildings and sports centers, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic will have a material and adverse impact on those businesses. Many state and local governments are currently restricting public gatherings or requiring people to shelter in place, which has in some cases eliminated or severely reduced the demand for parking.  Such events are adversely impacting and may continue to adversely impact the Company’s tenants’ sales and/or cause the temporary closure of the Company’s tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, may impact or eliminate the rental revenue the Company generates from its leases with them. The Company’s rental revenue and the return on its investments may be materially adversely affected by restrictions requiring people to shelter in place in reaction to the COVID-19 outbreak and may continue to be materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where the Company’s parking facilities are situated to other locations. In particular, a majority of the Company’s property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking.

The Company did not experience significant disruptions from the COVID-19 pandemic during the first quarter of 2020. While the Company is currently unable to completely estimate the impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of May 13, 2020, the Company has entered into lease amendments with eight tenants. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease. While the Company continues to review and negotiate rent relief requests with tenants and plans to continue to execute lease amendments based on its evaluation of each tenant’s circumstances, there can be no assurance the Company will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. The extent of the impact of COVID-19 on the Company’s financial and operational performance will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s tenants, all of which are uncertain and cannot be predicted. The extent to which COVID-19 may impact the Company’s financial condition or results of operations cannot be determined at this time. For further information regarding the impact of COVID-19 on the Company, see Note R — Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report and Part II, Item 1A titled “Risk Factors.”

In January of 2019 we were notified by the City of Minneapolis that a portion of our property, Minneapolis City Parking, located at 1022 Hennepin Ave would be utilized for an expansion of the street and for a new transient center.  After negotiating with the City for over a year, we were able to settle on the City taking approximately 6,000 sq. ft. of frontage on Hennepin Avenue, where we would still be left with one entrance on Hennepin Avenue and multiple entrances and exits on 10th and 11th streets.  The City agreed to compensate The Parking REIT in the amount of $1.3 million, with a portion to be used to reconfigure the parking lot, to enable it to fit 266 parking spaces compared to 268 prior to the taking, and will be required to landscape the front portion of the lot once the improvements are complete.  After all attorney fees and improvement costs, we expect to collect approximately $1.0 million within the second or third quarter of this year.

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

For example, we expect to incur additional costs in connection with ongoing litigation, the SEC investigation discussed in Note N - Legal in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and legal and consulting fees associated with pursuing any potential strategic alternatives, which in the aggregate may be material, none of which was taken in consideration when the board of directors determined the prior estimated NAV per share. Please see our Current Reports on Form 8-K filed with the SEC on May 28, 2019 for additional information regarding the NAV calculation, as well as “Item 1A. Risk Factors—Risks Related to an Investment in the Company–Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

However, as a result of the current COVID-19 pandemic, among other factors, such demand drivers have been and are expected to be significantly diminished for an indeterminate period of time. Many state and local governments are currently restricting public gatherings or requiring people to shelter in place, which has in some cases eliminated or severely reduced the demand for parking. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

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

Contribution Agreement

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the former Advisor, Vestin Realty Mortgage I, Inc. (“VRTA”) (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (“VRTB”) (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the former Advisor 1,600,000 shares of Common Stock as consideration (the “Consideration”), issuable in four equal installments. The first and second installments of 400,000 shares of Common Stock per installment were issued on the April 1, 2019 and December 31, 2019, respectively. See Note P — Deferred Management Internalization in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information. The remaining installments will be issued on December 31, 2020 and December 31, 2021 (or if December 31st is not a business day, the day that is the last business day of such year). If requested by the Company in connection with any contemplated capital raise by the Company, the former Advisor has agreed not to sell, pledge or otherwise transfer or dispose of any of the Internalization Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. See the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 for more information regarding the Management Internalization.

Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenues
Base rent income	$4,991,000	$5,054,000	$(63,000)	-1%
Percentage rent income	327,000	301,000	26,000	9%
Total revenues	$5,318,000	$5,355,000	$(37,000)	-1%

Rental revenue

On January 1, 2020 the operating lease of MVP PF Memphis Poplar 2013, LLC (“MVP Memphis Poplar”) by Premium Parking was terminated.  According to the terms of the termination agreement a termination fee of $144,000 is due from Premium Parking to MVP Memphis Poplar. This fee will be paid monthly in the amount of $3,000 commencing March 1, 2020 and continuing through February 1, 2024.

Upon the termination of the operating lease MVP Memphis Poplar entered into a Modified NNN lease agreement with Best Park Tennessee, LLC (“Best Park”).  The term of the lease is 50 months.  Best Park will pay annual rent of $270,000.  In addition, the lease provides percentage rent with MVP Memphis Poplar receiving 65% of gross receipts over $370,000 per lease year.  The tenant is responsible for paying property taxes.

For additional information see Note D – Investments in Real Estate in the notes to the condensed consolidated financial statements included in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

During the three months ended March 31, 2020 and 2019 the Company received percentage rent on the following properties:

	For the Three Months Ended March 31
	2020	2019	$ Change	% Change
Percentage rent income
MVP Ft Worth Taylor (a)	$94,000	$8,000	$86,000	1075%
MVP Milwaukee Arena	31,000	30,000	1,000	3%
MVP Denver 1935 Sherman	--	9,000	(9,000)	(100%)
MVP Detroit Center Garage (b)	153,000	216,000	(63,000)	(29%)
MVP St. Louis Broadway	5,000	--	5,000	100%
MVP New Orleans Rampart	44,000	38,000	6,000	16%
Total revenues	$327,000	$301,000	$26,000	9%
a)	Increased activity due to Frost Tower and additional monthlies added, caused the increase for the last quarter
b)	Lost transient business in March of 2020 as a result of restrictions intended to slow the spread of COVID-19.

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating expenses
Property taxes	$665,000	$793,000	$(128,000)	(16%)
Property operating expense	386,000	379,000	7,000	2%
Asset management expense – related party	--	854,000	(854,000)	(100%)
General and administrative	1,653,000	850,000	803,000	94%
Professional fees	316,000	666,000	(350,000)	(53%)
Acquisition expenses	3,000	4,000	(1,000)	(25%)
Depreciation and amortization expenses	1,322,000	1,308,000	14,000	1%
Total operating expenses	4,345,000	4,854,000	509,000	10%
Income from operations	$973,000	$501,000	$472,000	94%

The Company is continuing to monitor the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on rental rates and rent collections. As of May 13, 2020, the Company has entered into lease amendments with eight tenants. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease.  Although the Company is and will continue to be actively engaged in rent collection efforts related to uncollected rent for such period, as well as working with certain tenants who have requested rent relief, the Company can provide no assurance that such efforts or its efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. For further information regarding the impact of COVID-19 on the Company, see Note R — Subsequent Events in Part I, Item 1 Financial Statements and Part II, Item 1A titled “Risk Factors.”

For more information on the effect of COVID-19 on our business, see Part II, Item 1A titled “Risk Factors.” and Note R — Subsequent Events in Part I, Item 1 Financial Statements.

Property taxes

The decrease in property taxes in 2020 compared to 2019 is attributable primarily to the decrease in the number of properties remaining in the portfolio.

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

General and administrative

The increase in general and administrative expenses from 2019 to 2020 was attributable to an increase in payroll expenses.  This increase is due to the Internalization, as the Company is now responsible for additional expenses previously paid by the former Advisor.

Professional fees

The decrease in professional fees was primarily due to $1.5 million of insurance proceeds received for claims made against the D&O policy.  These reimbursements were related to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019.

See Note N – Legal in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Acquisition expenses

Acquisition expenses related to purchased properties are capitalized with the investment in real estate. Acquisition expenses incurred during the three months ended March 31, 2020 and 2019 relate solely to dead deals.

Depreciation and amortization expenses

The increase in depreciation and amortization expenses was due to assets placed in service following the completion of construction projects or general improvements on properties already held.

	For the Three Months Ended March 31
	2020	2019	$ Change	% Change
Other income (expense)
Interest expense	$(2,329,000)	$(2,356,000)	$27,000	1%
Other income	151,000	31,000	120,000	387%
Income from DST	50,000	70,000	(20,000)	(29%)
Total other expense	$(2,128,000)	$(2,255,000)	$127,000	6%

Interest expense

The increase in interest expense for the period ended March 31, 2020, as compared to the same period in 2019, is primarily attributable to the Company’s increased use of debt on properties throughout the year.

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

Interest expense recorded for the three months ended March 31, 2020 and 2019 includes amortization of loan issuance costs. Total amortization of loan issuance cost for the three months ended March 31, 2020 and 2019 was approximately $0.2 million and $0.2 million, respectively.

For additional information see Note J – Notes Payable in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Other income

During January 2020, the Company earned $144,000 from Premium Parking for the early termination of the parking lease at MVP Memphis Poplar.

During February 2020, the Company received approximately $6,000 for the energy efficiency fee at Detroit Center Garage.  Upon the completion of the lighting project at this property last year, the tenant agreed that if the energy costs did not meet or surpass $46,000 for the year, then the tenant would pay the Company 80% of the difference.

Rental Income and Property Gross Revenues

Since a majority of the Company’s property leases call for additional percentage rent, the Company monitors the gross revenue generated by each property on a monthly basis. The higher the property’s gross revenue the higher the Company’s potential percentage rent. The graph below shows the comparison of the Company’s quarterly rental income to the gross revenue generated by the properties.  As noted above under “Overview—Impact of COVID-19,” as a result of current economic conditions related to the COVID-19 pandemic, the Company expects that the amount of percentage rent to be earned in the current and future periods will be significantly reduced.

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

The Company’s calculation of FFO and MFFO attributable to common shareholders is presented in the following table for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Net loss attributable to The Parking REIT, Inc. common shareholders	$(1,900,000)	$(2,503,000)
Add (Subtract):
Depreciation and Amortization of real estate assets	1,322,000	1,308,000
FFO	$(578,000)	$(1,195,000)
Add:
Acquisition fees and expenses	3,000	4,000
Subtract:
(Increase) in Deferred Rental Assets	(6,000)	(14,000)
MFFO attributable to The Parking REIT, Inc. shareholders	$(581,000)	$(1,205,000)
Distributions paid to Common Shareholders	$--	$-

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

As disclosed in Note N - Legal in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report, Nasdaq has informed the Company that (i) the Company’s common stock will not be approved for listing currently on the Nasdaq Global Market, and (ii) it is highly unlikely that the Company’s common stock would be approved for listing while the SEC investigation is ongoing. There can be no assurance that the Company’s common stock will ever be approved for listing on the Nasdaq Global Market or any other stock exchange, even if the SEC investigation referred to above is completed and no wrongdoing is found and no action is taken in connection therewith against the Company, Mr. Shustek or any other person. As a result of this Nasdaq decision, the Company has determined not to proceed with the registration and sale of the Company’s common stock as contemplated by the Registration Statement (File No. 333-205893) on Form S-11 filed with the U.S. Securities and Exchange Commission on October 5, 2018 and such Registration Statement was withdrawn on August 29, 2019.

As of March 31, 2020, the Company’s debt consisted of approximately $118.8 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs and the Company’s cash and cash equivalents and restricted cash were approximately $8.4 million ($2.9 million of which was restricted cash).

The Company currently has little cash available for acquisitions and no ability to raise new debt or equity financing, and, accordingly, the Company’s only source of near-term liquidity is from operating activities or the sale of assets. In order to enhance liquidity, the Company’s board of directors is exploring certain strategic alternatives, including sales of assets, a sale of the Company or a portion thereof or a strategic business combination. For additional information see Note B - Liquidity Matters in Part I, Item 1 Notes to the Consolidated Financial Statements of this Quarterly Report.

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	For the three months Ended March 31,
	2020	2019
Net cash used in operating activities	$(793,000)	$(1,272,000)
Net cash used in investing activities	(643,000)	(194,000)
Net cash provided by (used in) financing activities	(1,818,000)	417,000

Comparison of the three months ended March 31, 2020, to the three months ended March 31, 2019:

The Company’s cash and cash equivalents and restricted cash were approximately $8.4 million as of March 31, 2020, which was a decrease of approximately $3.3 million from the balance at December 31, 2019.

Cash flows from operating activities

Net cash used in operating activities for the three months ended March 31, 2020 was approximately $0.8 million, compared to approximately $1.3 million for the same period in 2019. The decrease in cash used was primarily due to cash used to pay down accounts payable.

Cash flows from investing activities

Net cash used in investing activities for the three months ended March 31, 2020 was approximately $0.6 million, compared to approximately $0.2 million of net cash used, to acquire investments, for the same period in 2019. The increase in cash used was due primarily to fixed assets placed in service of approximately $0.6 million.  These assets were a result of the completion of ongoing construction projects.

Cash flows from financing activities

Net cash used in financing activities for the three months ended March 31, 2020 was approximately $1.8 million compared to approximately $0.5 million provided by financing activities during the same period in 2019. The decrease in cash provided by financing activities was primarily due to the fact that there were no proceeds from notes payable acquired during the period and payments on notes payable of approximately $1.0 million.

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

The Company’s secured mortgage debt of approximately $53.4 million and $53.7 million as of March 31, 2020 and December 31, 2019, respectively, require Mr. Shustek and the former Advisor to continue to provide guarantees. In connection with the Contribution Agreement and the Internalization, Mr. Shustek and the former Advisor will continue to provide such guarantees. For additional information regarding the Company’s indebtedness, please see Note J – Notes Payable in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

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

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the former Advisor and its affiliates in connection with the Company’s organization operations for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
	2020	2019
Asset Management Fees	--	854,000
Total	$--	$854,000

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

Common Stock

From inception through March 31, 2020, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,826 shares of its common stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

The Company’s total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company’s DRIP are detailed below.

On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

To date, all distributions were paid from offering proceeds and therefore represent a return of capital.

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2020	$--	$--	$--	$(793,000)
2nd Quarter, 2020	--	--	--	--
3rd Quarter, 2020	--	--	--	--
4th Quarter, 2020	--	--	--	--
Total 2020	$--	$--	$--	$(793,000)

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$--	$--	$--	$(1,272,000)
2nd Quarter, 2019	--	--	--	(942,000)
3rd Quarter, 2019	--	--	--	(989,000)
4th Quarter, 2019	--	--	--	1,436,000
Total 2019	$--	$--	$--	$(1,767,000)

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

For additional information see Note O — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From initial issuance through March 31, 2020, the Company had declared distributions of approximately $615,000 of which approximately $597,000 had been paid to Series A stockholders.

	Total Series A Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2020	$54,000	$(793,000)
2nd Quarter, 2020	--	--
3rd Quarter, 2020	--	--
4th Quarter, 2020	--	--
Total 2020	$54,000	$(793,000)

	Total Series A Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$54,000	$(1,272,000)
2nd Quarter, 2019	54,000	(942,000)
3rd Quarter, 2019	54,000	(989,000)
4th Quarter, 2019	54,000	1,436,000
Total 2019	$216,000	$(1,767,000)

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

For additional information see Note O — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From issuance date through March 31, 2020, the Company had declared distributions of approximately $6.6 million of which approximately $6.4 million had been paid to Series 1 stockholders.

	Total Series 1 Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2020	$696,000	$(793,000)
2nd Quarter, 2020	--	--
3rd Quarter, 2020	--	--
4th Quarter, 2020	--	--
Total 2020	$696,000	$(793,000)

	Total Series 1 Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$697,000	$(1,272,000)
2nd Quarter, 2019	695,000	(942,000)
3rd Quarter, 2019	696,000	(989,000)
4th Quarter, 2019	696,000	1,436,000
Total 2019	$2,784,000	$(1,767,000)

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

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of March 31, 2020.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur. To the extent the Company qualifies as a REIT, it will generally not be subject to corporate level federal income taxes on its taxable income distributed to the Company’s stockholders and therefore may not realize any benefit from deferred tax assets arising during any period in which a valid REIT election was in effect. The Company currently intends to distribute at least 100% of its taxable income annually for all periods in which it is taxable as a REIT. The Company has placed a full valuation allowance on all of its deferred tax assets, and thus no asset is recorded on the Company’s balance sheet. As a result of the amendments made to certain of the Company’s leases in response to the COVID-19 pandemic crisis, it is possible that the Company will fail to qualify as a REIT in 2020.

REIT Compliance

The Company elected to be treated as a REIT for federal income tax purposes for the year ended December 31, 2017, and has continued to operate in a manner to qualify as a REIT for federal income tax purposes for the years ended December 31, 2018, 2019 and through the quarter ended March 31, 2020. As long as the Company continues to maintain REIT status, the Company generally will not be subject to federal income tax on income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income tax on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company’s net income. In addition, distributions to stockholders in any year in which the Company fails to qualify as a REIT will not be deductible by the Company. As a result, the failure to qualify as a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, if the Company were to fail to qualify as a REIT, it would not be required to distribute any amounts to its stockholders and all distributions to stockholders would be taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits.  In such event, corporate stockholders may be eligible for the dividends-received deduction.  In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income.  Non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026 for purposes of determining their U.S. federal income tax (but not for purposes of the 3.8% Medicare tax),  subject to certain limitations.

To qualify as a REIT for tax purposes, the Company is required to distribute at least 90% of its REIT taxable income to the Company’s stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact the Company’s REIT status. As noted above, the Company has amended many of its lease agreements in response to the COVID-19 pandemic crisis. As a result of these amendments, it is possible that the Company will fail to qualify as a REIT in 2020 and would no longer be required to pay distributions of its annual taxable income in order to maintain REIT status. Given projected losses in 2020, as well as the potential tax benefit of net operating loss carryforwards that the Company does not anticipate utilizing as long as it maintains its status as a REIT, the Company will continue to evaluate its current and deferred income tax situation (including the appropriateness of recording a deferred tax asset for net operating losses) throughout the 2020 year as there is additional clarity about the impact of the COVID-19 pandemic to the Company’s ongoing operations, including whether the Company expects to maintain its REIT status for the 2020 year.

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 31, 2020, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at March 31, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 84,510 shares of common stock and would receive gross proceeds of approximately $2.1 million.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series A, however, such distributions will continue to accrue in accordance with the terms of the Series A.

On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

For additional information see “— Liquidity and Capital Resources” and “—Preferred Series A Stock” above and Note O — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of March 31, 2020, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at March 31, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series 1, however, such distributions will continue to accrue in accordance with the terms of the Series 1.

On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

For additional information see “— Liquidity and Capital Resources” and “—Preferred Series A Stock” above and Note O — Preferred Stock and Warrants in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

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

Item not required for Smaller Reporting Companies.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2020, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following risk factors are material changes only and should be read in conjunction with the risk factors in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic, restrictions intended to prevent its spread and local governments’ actions impacting our ability to collect rent could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.  The ongoing COVID-19 pandemic and restrictions intended to prevent its spread has already had a significant adverse impact on economic and market conditions around the world, including the United States, to date in 2020 and could further trigger a period of sustained global and U.S. economic downturn or recession.  In particular, many of our properties are located near government buildings and sports centers, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic will have a material and adverse impact on those businesses.  Several such conditions already exist and may intensify.  Many state and local governments are currently restricting public gatherings or requiring people to shelter in place, which has in some cases eliminated or severely reduced the demand for parking.  Such events are adversely impacting and may continue to adversely impact our tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, significantly impact or eliminate the rental revenue we generate from our leases with them. In particular, a majority of our property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking.  These trends may influence the immediate ability or willingness of certain of our tenants to pay rent in full on a timely basis.

As of May 13, 2020, we have entered into lease amendments with eight tenants. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease. We expect to receive requests from tenants for additional rent relief in addition to those that we have already received.  There can be no assurance as to if or when tenants who request or receive rent relief and/or fail to timely make rent payments for any particular month will resume making payments at all or that such tenants will not default on their obligations under their respective leases or rent relief agreements.

At this time, we cannot predict whether tenants who have paid or will pay rent for April 2020 will continue to do so thereafter, including with respect to our largest tenants. As the COVID-19 pandemic continues, additional tenants may cease to pay their rent obligations to us in full or at all, and tenants may elect not to renew their leases, seek to terminate their leases, seek relief from their leases (including through negotiation, restructuring or bankruptcy), or decline to renew expiring leases or enter into new leases, all of which may adversely impact our rental revenue, generate additional expenses, and adversely impact our results of operations and financial condition.  Likewise, the deterioration of global economic conditions as a result of the pandemic may ultimately lead to a further decrease in rental rates across our portfolio as tenants reduce or defer their spending, institute restructuring plans or file for bankruptcy. In addition, the measures taken to prevent the spread of COVID-19 (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes) have led and may lead to further closures, or other operational issues at, our properties.

Moreover, the ongoing COVID-19 pandemic and restrictions intended to prevent its spread could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:
•	our tenants’ ability or willingness to pay rent in full on a timely basis;
•	state, local, federal and industry-initiated efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;
•	our need to restructure leases with our tenants and our ability to do so on favorable terms or at all;
•
our ability to renew leases or re-lease available space in our proprieties on favorable terms or at all in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant, including as a result of a deterioration in the economic and market conditions in the markets where we own properties or due to restrictions intended to prevent the spread of COVID-19 that frustrate our leasing activities, particularly in light of the adverse impact to the financial health of many of our tenants or potential tenants that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate in future;

•
a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which have already experienced and may continue to experience significant volatility, or deteriorations in credit and financing conditions may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or retire, replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and our tenants’ ability to meet liquidity and capital expenditure requirements;

•
the broader impact of the severe economic contraction due to the COVID-19 pandemic and restrictions intended to prevent its spread, the resulting increase in unemployment that has occurred and its effect on consumer behavior, and negative consequences that will occur if these trends are not timely reversed

•
our ability to avoid delays or cost increases associated with building materials or construction services necessary for construction that could adversely impact our ability to continue or complete construction as planned, on budget or at all;

•
our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel are impacted in significant numbers by the COVID-19 pandemic and are not willing, available or allowed to conduct work; and;

•	our and our tenants’ ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during the COVID-19 pandemic.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and could also have a material adverse effect on the value and trading price of our common stock.  Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Historical data regarding our business, properties, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this quarterly report and our other reports filed with the SEC includes information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID-19 and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). This historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our business, properties, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, our properties or our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program, other than for hardship repurchases in connection with a shareholder’s death. Repurchase requests made in connection with the death of a stockholder were repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company had established an estimated NAV per share, 100% of such amount as determined by the Company’s board of directors, subject to any special distributions previously made to the Company’s stockholders. The Company repurchased 2,741 shares of common stock pursuant to the hardship exception under this program during the three months ended March 31, 2020.

On May 28, 2019, the Company established an estimated NAV equal to $25.10 per common share.

As of the date of this filing, 48,318 shares have been redeemed of which 33,232 shares were hardship repurchases.

Since inception, there have been 33,232 hardship repurchases in connection with a shareholder’s death through filing date. On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

Recent Sales of Unregistered Securities

The Company did not sell any of its equity securities during the quarter ended March 31, 2020 that were not registered under the Securities Act.

Use of Offering Proceeds

As of May 13, 2020, the Company had 7,327,697 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total gross proceeds of approximately $197.2 million, less offering costs.

The following is a table of summary of offering proceeds from inception through March 31, 2020:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	3,251,238	$75,281,000
Redeemed shares	--	(45,944)	(1,125,000)
DRIP shares	--	83,437	2,086,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,981,000
Dividend shares	--	153,826	3,845,000
Distributions	--	--	(11,055,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from advisor	--	--	1,147,000
Shares added for merger	--	3,887,513	85,701,000
Total	42,673	7,330,070	$193,319,000

From October 22, 2015 through December 31, 2019, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through March 31, 2020, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were approximately $193.3 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, of which the Company’s portion of the total purchase price for these parking facilities was approximately $320.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders. The ratio of the costs of raising capital to the capital raised is approximately 0.6%.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

The Company is not aware of any information that was required to be disclosed in a report on Form 8-K during the first quarter of 2020, that was not disclosed in a report on Form 8-K.

ITEM 6. EXHIBITS

3.1(1)	Articles of Amendment and Restatement of THE PARKING REIT, Inc.
3.2(2)	Articles of Amendment of THE PARKING REIT, Inc.
3.3(3)	Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.4(4)	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.5(5)	Bylaws of THE PARKING REIT, Inc.
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended Marc 31, 2020, formatted in XBRL (extensible Business Reporting Language (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.
(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015 and incorporated herein by reference.
(2)	Filed previously on Form 8-K on December 18, 2017 and incorporated herein by reference.
(3)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(4)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(5)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Chairman
Date:	May 13, 2020

By:	/s/ J. Kevin Bland
J. Kevin Bland
Chief Financial Officer
Date:	May 13, 2020