Form 10-Q
period 2020-06-30
Parking REIT, Inc.
filed 2020-08-14
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [   ] No [ X ]

As of August 14, 2020, the registrant had 7,327,696 shares of common stock outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,
	2020	2019
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$131,791,000	$136,607,000
Buildings and improvements	167,870,000	170,276,000
Construction in progress	972,000	714,000
Intangible assets	2,107,000	2,288,000
	302,740,000	309,885,000
Accumulated depreciation	(14,494,000)	(12,049,000)
Total investments in real estate, net	288,246,000	297,836,000

Fixed Assets, net of accumulated depreciation of $60,000 and $42,000 as of June 30, 2020 and December 31, 2019, respectively	81,000	21,000
Assets held for sale, net of accumulated depreciation of $212,000	--	3,288,000
Cash	6,196,000	7,707,000
Cash – restricted	3,765,000	3,937,000
Prepaid expenses	2,094,000	1,679,000
Accounts receivable, net	1,586,000	929,000
Investment in DST	2,887,000	2,836,000
Right of use leased asset	1,337,000	--
Other assets	134,000	111,000
Total assets	$306,326,000	$318,344,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $1.4 million and $1.8 million as of June 30, 2020 and December 31, 2019, respectively	$158,932,000	$159,120,000
Accounts payable and accrued liabilities	10,368,000	10,883,000
Right of use lease liability	1,337,000	--
Deferred management internalization	17,800,000	17,800,000
Security deposits	139,000	138,000
Due to related parties	--	54,000
Deferred revenue	109,000	104,000
Total liabilities	188,685,000	188,099,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of June 30, 2020 and December 31, 2019)	--	--
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of June 30, 2020 and December 31, 2019)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,327,696 and 7,332,811 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	--	--
Additional paid-in capital	192,509,000	194,137,000
Accumulated deficit	(77,444,000)	(66,511,000)
Total The Parking REIT, Inc. Shareholders’ Equity	115,065,000	127,626,000
Non-controlling interest	2,576,000	2,619,000
Total equity	117,641,000	130,245,000
Total liabilities and equity	$306,326,000	$318,344,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Base rent income	$3,402,000	$5,036,000	$8,393,000	$10,090,000
Management income	293,000	--	293,000	--
Percentage rent income	--	410,000	327,000	711,000
Total revenues	3,695,000	5,446,000	9,013,000	10,801,000

Operating expenses
Property taxes	840,000	727,000	1,505,000	1,520,000
Property operating expense	725,000	357,000	1,111,000	736,000
Asset management expense – related party	--	--	--	854,000
General and administrative	1,576,000	1,262,000	3,229,000	2,112,000
Professional fees, net of reimbursement of insurance proceeds	(108,000)	1,201,000	208,000	1,729,000
Management Internalization	--	31,866,000	--	32,004,000
Acquisition expenses	--	246,000	3,000	250,000
Depreciation and amortization	1,321,000	1,283,000	2,643,000	2,591,000
Impairment	7,640,000	952,000	7,640,000	952,000
Total operating expenses	11,994,000	37,894,000	16,339,000	42,748,000

Loss from operations	(8,299,000)	(32,448,000)	(7,326,000)	(31,947,000)

Other income (expense)
Interest expense	(2,255,000)	(2,433,000)	(4,584,000)	(4,789,000)
Gain from sale of investment in real estate	694,000	--	694,000	--
Other Income	--	--	151,000	31,000
Income from DST	49,000	48,000	99,000	118,000
Total other income (expense)	(1,512,000)	(2,385,000)	(3,640,000)	(4,640,000)

Net loss	(9,811,000)	(34,833,000)	(10,966,000)	(36,587,000)
Less net income (expense) attributable to non-controlling interest	(28,000)	1,000	(33,000)	--
Net loss attributable to The Parking REIT, Inc.’s stockholders	$(9,783,000)	$(34,834,000)	$(10,933,000)	$(36,587,000)

Preferred stock distributions declared - Series A	(54,000)	(54,000)	(108,000)	(108,000)
Preferred stock distributions declared - Series 1	(696,000)	(696,000)	(1,392,000)	(1,392,000)
Net loss attributable to The Parking REIT, Inc.’s common stockholders	$(10,533,000)	$(35,584,000)	$(12,433,000)	$(38,087,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to The Parking REIT, Inc.’s common stockholders - basic and diluted	$(1.44)	$(5.13)	$(1.70)	$(5.65)
Distributions declared per common share	$--	$--	$--	$--
Weighted average common shares outstanding, basic and diluted	7,328,339	6,932,806	7,330,409	6,738,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2019	42,673	$--	7,332,811	$--	$194,137,000	$(66,511,000)	$2,619,000	$130,245,000
Distributions to non-controlling interest	--	--	--	--	--	--	(10,000)	(10,000)
Redeemed Shares	--	--	(2,741)	--	(68,000)	--	--	(68,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net loss	--	--	--	--	--	(1,150,000)	(5,000)	(1,154,000)
Balance, March 31, 2020	42,673	$--	7,330,070	$--	$193,319,000	$(67,661,000)	$2,604,000	$128,262,000
Distributions to non-controlling interest	--	--	--	--	--	--	--	--
Issuance of common stock	--	--	--	--	--	--	--	--
Redeemed Shares	--	--	(2,374)	--	(60,000)	--	--	(60,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net income (loss)	--	--	--	--	--	(9,783,000)	(28,000)	(9,811,000)
Balance, June 30, 2020	42,673	$--	7,327,696	$--	$192,509,000	$(77,444,000)	$2,576,000	$117,641,000

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2018	42,673	$--	6,542,797	$--	$183,382,000	$(23,953,000)	$2,691,000	$162,120,000
Distributions to non-controlling interest	--	--	--	--	--	--	(11,000)	(11,000)
Redeemed Shares	--	--	(2,433)	--	(60,000)	--	--	(60,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net loss	--	--	--	--	--	(1,753,000)	(1,000)	(1,754,000)
Balance, March 31, 2019	42,673	$--	6,540,364	$--	$182,572,000	$(25,706,000)	$2,679,000	$159,545,000
Distributions to non-controlling interest	--	--	--	--	--	--	(15,000)	(15,000)
Issuance of common stock	--	--	400,000	--	7,000,000	--	--	7,000,000
Redeemed Shares	--	--	(6,430)	--	(157,000)	--	--	(157,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net income (loss)	--	--	--	--	--	(34,834,000)	1,000	(34,833,000)
Balance, June 30, 2019	42,673	$--	6,933,934	$--	$188,665,000	$(60,540,000)	$2,665,000	$130,790,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net Loss	$(10,966,000)	$(36,587,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,643,000	2,591,000
Amortization of loan costs	413,000	447,000
Gain from sale of investment in real estate	(694,000)	--
Deferred management internalization consideration	--	31,800,000
Impairment	7,640,000	952,000
Income from DST	(99,000)	(118,000)
Changes in operating assets and liabilities
Due to/from related parties	(54,000)	3,000
Accounts payable	(473,000)	815,000
Right of use lease asset	(1,337,000)	--
Right of use lease liability	1,337,000	--
Loan fees	(13,000)	(280,000)
Security deposits	1,000	--
Other assets	(23,000)	(42,000)
Deferred revenue	5,000	205,000
Accounts receivable	(657,000)	309,000
Prepaid expenses	(415,000)	(2,309,000)
Net cash used in operating activities	(2,692,000)	(2,214,000)
Cash flows from investing activities:
Building improvements	(676,000)	(864,000)
Fixed asset purchase	(78,000)	--
Proceeds from Investments	48,000	102,000
Proceeds from sale of investment in real estate	1,436,000	--
Payment of deposit made for purchase of investment in real estate or debt	--	(97,000)
Deposits applied to purchase of investment in real estate or debt	--	97,000
Net cash provided by (used in) investing activities	730,000	(762,000)
Cash flows from financing activities
Proceeds from notes payable	3,545,000	9,181,000
Payments on notes payable	(1,628,000)	(4,705,000)
Distribution to non-controlling interest	(10,000)	(26,000)
Redeemed shares	(128,000)	(217,000)
Preferred dividends paid to stockholders	(1,500,000)	(1,500,000)
Net cash provided by financing activities	279,000	2,733,000
Net change in cash and cash equivalents and restricted cash	(1,683,000)	(243,000)
Cash and cash equivalents and restricted cash, beginning of period	11,644,000	9,435,000
Cash and cash equivalents and restricted cash, end of period	$9,961,000	$9,192,000

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$7,707,000	$5,106,000
Restricted cash at beginning of period	3,937,000	4,329,000
Cash and cash equivalents and restricted cash at beginning of period	$11,644,000	$9,435,000

Cash and cash equivalents at end of period	$6,196,000	$6,061,000
Restricted cash at end of period	3,765,000	3,131,000
Cash and cash equivalents and restricted cash at end of period	$9,961,000	$9,192,000
Supplemental disclosures of cash flow information:
Interest Paid	$4,171,000	$4,342,000
Non-cash investing and financing activities:
Dividends declared not yet paid	$750,000	$250,000
Deposits applied to purchase of investment in real estate or financing	$--	$(97,000)
Deferred management internalization	$--	$24,800,000
Issuance of common stock – internalization	$--	$7,000,000
Payments on note payable through sale of investment in real estate	$(2,500,000)	$--
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE PARKING REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(UNAUDITED)

Note A — Organization and Business Operations

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015 and has elected to be taxed, and subject to the discussion below under the heading Income Taxes in Note B, has operated in a manner that allowed the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017.

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

Capitalization

As of June 30, 2020, the Company had 7,327,696 shares of common stock issued and outstanding. On December 31, 2016, the Company ceased all selling efforts for the initial public offering of its common stock (the “Common Stock Offering”). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to MVP Capital Partners II, LLC (the “Sponsor”) for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A”). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company’s common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and had 2,862 Series A shares issued and outstanding as of June 30, 2020.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland, Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the “Series 1”). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company’s common stock to accredited investors and closed the offering on January 31, 2018. The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding as of June 30, 2020.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The condensed consolidated balance sheet as of December 31, 2019 contained herein has been derived from the audited financial statements as of December 31, 2019 but does not include all disclosures required by GAAP.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the six months ended June 30, 2020, the Company had a net loss of $10.9 million and had $10.0 million in cash, cash equivalents and restricted cash. In connection with preparing the condensed consolidated financial statements for the three and six months ended June 30, 2020, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for the next twelve months through August 14, 2021.

Management has implemented the following plan to address the Company’s liquidity over the next twelve months plus a day from the filing of this Quarterly Report:

•
The Company completed the sale of the San Jose, California garage on May 26, 2020 at the contract price of $4.1 million. See Note I – Disposition of Investment in Real Estate of this Quarterly Report for additional information.

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
•
The Company is continuing to have discussions with its lenders in light of the current economic conditions and entered into one loan modification during the quarter ended June 30, 2020 and five loan modifications subsequent to June 30, 2020. See Note J – Notes Payable, Note R – Subsequent Events and Company Indebtedness in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

•
While the Company is currently unable to completely estimate the impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of June 30, 2020, the Company has entered into thirty two lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease. See Note R – Subsequent Events and The Impact of COVID-19 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

Based on the Company’s current business plan, the Company believes its existing cash, projected cash collections and cash inflows will be sufficient to meet its anticipated cash requirements for at least twelve months after the June 30, 2020 financial statements are issued.

Consolidation

The Company’s consolidated financial statements include its accounts, the accounts of the Company’s assets that were sold during 2020 and 2019 (as applicable), the accounts of its subsidiaries, Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation. The following list includes the subsidiaries that are included in the Company’s consolidated financial statements, not the number of properties owned by the Company at June 30, 2020 and 2019.

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

Concentration

The Company had fourteen and sixteen parking tenants/operators during the six months ended June 30, 2020 and 2019, respectively. One tenant/operator, SP Plus Corporation (Nasdaq: SP) (“SP+”), represented 60.7% of the Company’s base parking rental revenue for the six months ended June 30, 2020.

SP+ is one of the largest providers of parking management in the United States. As of June 30, 2020, SP+ managed approximately 3,200 locations in North America.

Below is a table that summarizes parking rent by tenant/operator:

	For The Six Months Ended June 30,
Parking Tenant	2020	2019
SP +	60.7%	58.5%
Premier Parking	15.3%	16.2%
Denison	6.7%	2.4%
ISOM Management	4.8%	4.0%
342 N Rampart	2.7%	3.2%
Interstate Parking	2.4%	2.7%
St. Louis Parking	1.7%	2.0%
TNSH, LLC	1.4%	1.2%
Lanier	1.3%	2.6%
Best Park	1.3%	0.5%
Riverside Parking	0.8%	1.0%
ABM	0.6%	4.3%
Denver School	0.2%	0.2%
Secure	0.1%	0.1%
Premium Parking	--	1.1%

In addition, the Company had concentrations in various cities based on parking rental revenue for the six months ended June 30, 2020 and 2019, as well as concentrations in various cities based on the real estate the Company owned as June 30, 2020 and December 31, 2019. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Six Months Ended June 30,
	2020	2019
Detroit	22.0%	17.3%
Houston	11.9%	12.7%
Fort Worth	10.2%	7.7%
Cincinnati	8.5%	8.8%
Indianapolis	6.7%	6.1%
Cleveland	4.8%	7.7%
Lubbock	4.8%	4.0%
Honolulu	4.7%	4.8%
St. Louis	4.4%	5.1%
Minneapolis	3.5%	4.0%
Milwaukee	3.5%	3.3%
Nashville	3.5%	3.5%
New Orleans	2.7%	3.2%
St Paul	2.4%	2.7%
San Jose	1.3%	2.3%
Bridgeport	1.3%	2.1%
Memphis	1.3%	1.6%
Louisville	0.8%	1.0%
Denver	0.7%	0.8%
Clarksburg	0.4%	0.3%
Wildwood	0.3%	0.4%
Canton	0.3%	0.2%
Ft. Lauderdale	--	0.4%

Real Estate Investment Concentration by City

	As of June 30, 2020	As of December 31, 2019
Detroit	18.2%	17.6%
Houston	12.1%	12.0%
Fort Worth	9.0%	8.8%
Cincinnati	8.8%	8.7%
Honolulu	6.5%	6.7%
Indianapolis	6.0%	5.8%
Cleveland	5.9%	6.2%
Lubbock	4.4%	3.7%
Minneapolis	4.3%	4.4%
St Louis	4.2%	4.4%
Nashville	3.8%	3.7%
Milwaukee	3.7%	3.8%
St Paul	2.7%	2.7%
Bridgeport	2.7%	2.6%
New Orleans	2.6%	2.6%
Memphis	1.3%	1.3%
San Jose	1.1%	1.1%
Denver	1.1%	1.0%
Louisville	1.0%	1.0%
Clarksburg	0.2%	0.2%
Canton	0.2%	0.2%
Wildwood	0.2%	0.4%
Fort Lauderdale	--	1.1%

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

The Company recorded impairment charges of approximately $7.6 million and $1.0 million for the three and six months ended June 30, 2020 and 2019, respectively.  These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs.  The appraisals were performed by independent third-party appraisers primarily using the income capitalization approach based on the contracted rent to be received from the operator or the sales comparison approach. The income capitalization approach reflects the property’s income-producing capabilities based on the assumption that value is created by the expectation of benefits to be derived in the future. The sales comparison approach utilizes sales of comparable properties, adjusted for differences, to indicate value.

The following is a summary of the impairments for the three and six months ended June 30, 2020:

Property	Impairment	Valuation Method
MVP Houston Saks	$1,100,000	Income Capitalization
MVP Milwaukee Wells	$620,000	Sales Comparison
MVP Wildwood NJ Lot	$535,000	Sales Comparison
MVP Indianapolis Meridian	$50,000	Income Capitalization
Minneapolis City Parking	$320,000	Sales Comparison
33740 Crown Colony	$95,000	Income Capitalization
MVP St Louis Washington	$1,000,000	Income Capitalization
MVP Cincinnati Race Street	$500,000	Income Capitalization
White Front Garage	$100,000	Income Capitalization
Cleveland Lincoln Garage	$1,850,000	Income Capitalization
MVP New Orleans Rampart	$220,000	Income Capitalization
MVP Hawaii Marks Garage	$1,250,000	Income Capitalization
Total	$7,640,000

The following is a summary of the impairments for the three and six months ended June 30, 2019:

Property	2019 Impairment	Valuation Method
MVP Memphis Court	$558,000	Sales Comparison
MVP San Jose 88 Garage	$344,000	Income Capitalization
MVP St Louis Washington	$50,000	Income Capitalization
Total	$952,000

Cash

The Company maintains a significant portion of its cash deposits at KeyBank, which are held by the Company’s subsidiaries allowing the Company to maximize FDIC insurance coverage. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the same ownership category of $250,000. As of June 30, 2020, and December 31, 2019, the Company had approximately $2.1 million and $2.7 million, respectively, in excess of the federally insured limits. As of the date of this filing, the Company has not experienced any losses on cash deposits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred. During the three and six months ended June 30, 2020 and 2019, the Company had no advertising costs.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of June 30, 2020.

A full valuation allowance for deferred tax assets was provided since the Company believes that it is more likely than not that it will not realize the benefits of its deferred tax assets. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur. As long as the Company continues to qualify as a REIT, it will generally not be subject to corporate level federal income taxes on earnings distributed to its stockholders and therefore may not realize any benefit from deferred tax assets arising during 2019 or any prior period in which the Company maintained its status as a REIT. The Company intends to distribute at least 100% of its taxable income annually for every year in which the Company is a REIT. During the quarter ended June 30, 2020, as a result of the COVID-19 pandemic, the Company has entered into lease amendments with some of its tenants. As a result of these amendments, it is possible that the Company will no longer qualify as a REIT in 2020 and would no longer be required to make distributions of its annual taxable income in order to maintain REIT status.  For the quarter ended June 30, 2020, the Company is not in compliance with the REIT income tests. However, because the REIT income tests are not required to be satisfied on a quarterly basis but are instead required to be satisfied on an annual basis, it is unclear whether the Company will be in compliance with the REIT income tests for its taxable year ending December 31, 2020.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company’s net income.  Given projected losses in 2020, as well as the potential tax benefit of net operating loss carryforwards that the Company does not anticipate utilizing as long as it maintains its status as a REIT, the Company will continue to evaluate its current and deferred income tax situation (including the appropriateness of recording a deferred tax asset for net operating losses) throughout the year as there is additional clarity about the impact of the COVID-19 pandemic to the Company’s ongoing operations, including whether the Company expects to maintain its REIT status for the 2020 year.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share considers the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The Company had no outstanding common share equivalents during the three and six months ended June 30, 2020 and 2019.

There is a potential for dilution from the Company’s Series A Convertible Redeemable Preferred Stock which may be converted into the Company’s common stock at any time. As of June 30, 2020, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

There is a potential for dilution from the Company’s Series 1 Convertible Redeemable Preferred Stock which may be converted upon a holder’s election into the Company’s common stock at any time. As of June 30, 2020, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

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

Accounting and Auditing Standards Applicable to “Emerging Growth Companies”

The Company is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Company remains an “emerging growth company,” which is expected to be through December 31, 2020, the Company is not required to (1) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (2) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. The Company intends to take advantage of such extended transition period. Since the Company will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, the Company’s financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If the Company were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

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

During the Company’s predecessor’s due diligence of a property purchased on December 15, 2017 (originally purchased by predecessor on March 31, 2015) and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot. As of June 30, 2020, management has not received the closure letter, however the Company does not anticipate a material adverse effect related to this environmental matter.

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of June 30, 2020, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate

As of June 30, 2020, the Company had the following Investments in Real Estate that were consolidated on the Company’s balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant / Operator
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,845,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$2,955,000	SP +
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$5,847,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$1,957,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,007,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,672,000	Premier Parking
Cleveland Lincoln Garage	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$9,147,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	Premier Parking
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	Premier Parking
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,476,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	528	0.98	784	$21,219,000	Premier Parking
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$13,517,000	ISOM Management
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,669,000	Best Park
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,041,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,185,000	SP +
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	SP +
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$9,323,000	Premier Parking
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$4,463,000	Symphony
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$278,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$419,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	Denison
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	195	1.65	N/A	$4,013,000	N/A
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$9,018,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,551,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	SP +
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM
MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$7,885,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$19,923,000	SP +
Construction in progress							$972,000
Total Investment in real estate and fixed assets							$302,740,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are held by MVP Wildwood NJ Lot, LLC.
(4)	MVP Preferred Parking, LLC holds a Garage and a Parking Lot.

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

Ownership of Company Stock

As of June 30, 2020, the Sponsor owned 9,108 shares, VRM II owned 844,960 shares and VRM I owned 456,834 shares of the Company’s outstanding common stock.

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

The Company’s board of directors may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company’s board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the long-term incentive plan will be effective without the approval of the Company’s stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the three and six months ended June 30, 2020 and 2019, no grants were made under the long-term incentive plan.

Note H – Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. The Company has determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases in the future however the Company was not a lessee on any lease agreements at December 31, 2018. During the first quarter 2019, the Company adopted ASU 2016-02.  See Note M – Right of Use Leased Asset and Lease Liability for discussion of the impact of ASU 2016-02 on the Company’s unaudited condensed consolidated financial statements.

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

Note I — Disposition of Investment in Real Estate

On May 26, 2020, the Company, through an entity wholly owned by the Company, sold a parking garage in San Jose, California for cash consideration of $4.1 million to UC 88 Garage Owner LLC, a third-party buyer.  The Company used $2.5 million of the proceeds to pay off the existing promissory note secured by the MVP San Jose 88 Garage, LLC. The property was originally purchased in June 2016 for approximately $3.6 million. The gain on sale is approximately $0.7 million.

The following is summary of the results of operations related to the parking garage in San Jose for the three and six months ended June 30, 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$113,000	$113,000	$113,000	$225,000
Expenses *	114,000	469,000	191,000	603,000
Income/(Loss) from assets held for sale, net of income taxes	$(1,000)	$(356,000)	$(78,000)	$(378,000)
*Includes $343,000 impairment in 2019

Note J — Notes Payable

As of June 30, 2020, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 06/30/20	Lender	Term	Interest Rate	Loan Maturity
MVP Cincinnati Race Street, LLC (6)	$2,550,000	Interest Only	$2,550,000	Multiple	1 Year	7.50%	10/30/2020
MVP Wildwood NJ Lot, LLC (6)	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	10/30/2020
The Parking REIT D&O Insurance	$1,185,000	$150,000	$1,185,000	MetaBank	1 Year	3.60%	2/28/2021
Minneapolis Venture (6)	$2,000,000	Interest Only	$2,000,000	Multiple	1 Year	8.00%	10/22/2020
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$7,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$5,300,000	LoanCore	2 Year	Variable	12/9/2020
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$13,500,000	LoanCore	2 Year	Variable	12/9/2020
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,700,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$7,200,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP Clarksburg Lot (6)	$476,000	Interest Only	$476,000	Multiple	1 Year	7.50%	5/21/2021
MCI 1372 Street (6)	$574,000	Interest Only	$574,000	Multiple	1 Year	7.50%	5/27/2021
MVP Milwaukee Old World (6)	$771,000	Interest Only	$771,000	Multiple	1 Year	7.50%	5/27/2021
MVP Milwaukee Clybourn (6)	$191,000	Interest Only	$191,000	Multiple	1 Year	7.50%	5/27/2021
SBA PPP Loan	$348,000	$14,700	$348,000	Small Business Association	2 Year	1.00%	10/22/2022
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5 Year	5.38%	3/6/2024
MVP St. Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5 Year	5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000,000	$44,000	$8,097,000	Barclays	10 year	4.25%	12/6/2024
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,213,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250,000	$29,000	$4,729,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC (5)	$4,400,000	$23,000	$3,985,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
West 9th Properties II, LLC	$5,300,000	$30,000	$4,842,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150,000	$73,000	$12,043,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$29,380,000	Bank of America	10 year	5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380,000	$8,000	$1,348,000	KeyBank	10 year *	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132,000	$24,000	$4,035,000	KeyBank	10 year *	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	$23,000	$3,904,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	$2,000	$279,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	$12,000	$2,092,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	$4,000	$744,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027

MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Less unamortized loan issuance costs			$(1,433,000)
			$158,932,000
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

(4)
On November 30, 2018, subsidiaries of the Company, consisting of MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Park Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, and MVP Milwaukee Wells LLC (the “Borrowers”) entered into a loan agreement, dated as of November 30, 2018 (the “Loan Agreement”), with LoanCore Capital Credit REIT LLC (the “LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan the Borrowers $39.5 million to repay and discharge the outstanding KeyBank Revolving Credit Facility. The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by the Borrowers (the “Properties”). The loan bears interest at a floating rate equal to the sum of one-month LIBOR plus 3.65%, subject to a LIBOR minimum of 1.95%. Additionally, the Borrowers were required to purchase an Interest Rate Protection Agreement which caps its maximum LIBOR at 3.50% for the duration of the loan. Payments are interest-only for the duration of the loan, with the $39.5 million principal repayment due in a balloon payment due on December 9, 2020, with an option to extend the term until December 9, 2021 subject to certain conditions and payment obligations. The Borrowers have the right to prepay all or any part of the loan, subject to payment of any applicable Spread Maintenance Premium and Exit Fee (as defined in the Loan Agreement). The loan is also subject to mandatory prepayment upon certain events of Insured Casualty or Condemnation (as defined in the Loan Agreement). The Borrowers made customary representations and warranties to LoanCore and agreed to maintain certain covenants under the Loan Agreement, including but not limited to, covenants involving their existence; property taxes and other charges; access to properties, repairs, maintenance and alterations; performance of other agreements; environmental matters; title to properties; leases; estoppel statements; management of the Properties; special purpose bankruptcy remote entity status; change in business or operation of the Properties; debt cancellation; affiliate transactions; indebtedness of the Borrowers limited to Permitted Indebtedness (as defined in the Loan Agreement); ground lease reserve relating to MVP New Orleans’ Property; property cash flow allocation; liens on the Properties; ERISA matters; approval of major contracts; payments upon a sale of a Property; and insurance, notice and reporting obligations as set forth in the loan agreement. The Loan Agreement contains customary events of default and indemnification obligations. The loan proceeds were used to repay and discharge the KeyBank Credit Agreement, dated as of December 29, 2017, as amended, per the terms outlined in the third amendment to the Credit Agreement dated September 28, 2018, as previously filed on Form 8-K on October 2, 2018 and incorporated herein by reference.   The Company is in preliminary discussions with LoanCore to excercise the one-year extension option in the loan agreement to extend the maturity of this loan; however, there can be no assurance this option will be exercised.  If the Company is unable to extend the maturity date and is unable to repay the loan at maturity, the lenders could foreclose upon the collateral securing the loan, in which case the Company would lose its significant amount of equity value in such collateral.

(5)
Due to the impact of COVID-19, on May 12, 2020, the Company entered into a Loan Modification Agreement with Farm Bureau Life Insurance Company providing for a ninety-day interest-only period commencing with the payment due June 1, 2020 and continuing through the payment due August 1, 2020. During the interest only period, the monthly installments due under the Note are modified to provide for payment of accrued interest only in the amount of $13,384.

(6)	Loan agreement provides automatic six-month extensions.
 * 2 Year Interest Only
** 10 Year Interest Only

Total interest expense incurred for the three months ended March 31, 2020 and 2019, was approximately $2.1 million and $2.2 million, respectively. Total loan amortization cost for the three months ended March 31, 2020 and 2019, was approximately $0.2 million and $0.3 million, respectively.  Total interest expense incurred for the six months ended June 30, 2020 and 2019, was approximately $4.2 million and $4.3 million, respectively. Total loan amortization cost for the six months ended June 30, 2020 and 2019, was approximately $0.4 million and $0.4 million, respectively.

As of June 30, 2020, future principal payments on notes payable are as follows:

2020	$49,572,000
2021	2,087,000
2022	2,252,000
2023	2,498,000
2024	15,283,000
Thereafter	88,674,000
Less unamortized loan issuance costs	(1,434,000)
Total	$158,932,000

The following table shows notes payable paid in full during the six months ended June 30, 2020:

Property	Original Debt Amount	Monthly Payment	Balance as of 06/30/20	Lender	Term	Interest Rate	Loan Maturity
MVP San Jose 88 Garage, LLC	$1,645,000	Interest Only	--	Multiple	1 Year	7.50%	6/30/2020
The Parking REIT D&O Insurance	$1,681,000	$171,000	--	MetaBank	1 Year	8.00%	4/30/2020

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

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the “St. Louis Master Lease”), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of the former Advisor, as tenant, (the “St. Louis Master Tenant”). St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC. The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold. The Company will be entitled to its proportionate share of the rent payments based on its ownership interest. Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses.  For the three months ended June 30, 2020 and 2019, distributions received were $34,000 and $70,000 respectively.  For the six months ended June 30, 2020 and 2019, distributions received were $34,000 and $118,000, respectively.

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

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	June 30, 2020	December 31, 2019
	(Unaudited)	(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000	$11,512,000
Cash	--	28,000
Cash – restricted	29,000	24,000
Due from related parties	60,000	--
Prepaid expenses	14,000	10,000
Total assets	$11,615,000	$11,574,000

LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $43,000 and $46,000 as of June 30, 2020 and December 31, 2019, respectively	$5,957,000	$5,954,000
Accounts payable and accrued liabilities	197,000	93,000
Due to related party	--	57,000
Total liabilities	6,154,000	6,104,000
Equity
Member’s equity	6,129,000	6,129,000
Offering costs	(574,000)	(574,000)
Accumulated earnings	1,137,000	952,000
Distributions to members	(1,231,000)	(1,037,000)
Total equity	5,461,000	5,470,000
Total liabilities and equity	$11,615,000	$11,574,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$183,000	$191,000	$365,000	$373,000
Expenses	(91,000)	(89,000)	(180,000)	(178,000)
Net income	$922,000	$102,000	$185,000	$195,000

Note M – Right of Use Leased Asset and Lease Liability

The Company executed a lease agreement for its office space at 9130 W. Post Rd., Suite 200, Las Vegas, NV 89148 with a commencement date of January 10, 2020. The lease has a ten-year term with an annual payment of $180,480 per annum during the lease term. The lease is accounted for as an operating lease under ASU 2016-02, Leases – (Topic 842). The Company recognized a Right of Use (“ROU”) Leased Asset and a Right of Use (“ROU”) Lease Liability on the lease commencement date. The value of both the ROU asset and ROU liability, at June 30, 2020, was approximately $1,337,000. The Company recognized approximately $45,000 and $90,000 of operating lease expense during the three and six months ended June 30, 2020, respectively. This expense is included in general and administrative expense.

As of June 30, 2020, future lease liability is as follows:

2020	$65,000
2021	114,000
2022	121,000
2023	127,000
2024	134,000
Thereafter	776,000
Total	$1,337,000

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

The holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. Since a Listing Event, as defined in the charter, did not occur by March 31, 2018, the cash dividend rate has been increased to 7.50%, until a Listing Event at which time, the annual dividend rate will be reduced to 5.75% of the Stated Value. Based on the number of Series A shares outstanding at June 30, 2020, the increased dividend rate costs the Company approximately $13,000 more per quarter in Series A dividends.

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

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2020, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at June 30, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company’s common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value. Based on the number of Series 1 shares outstanding at June 30, 2020, the increased dividend rate costs the Company approximately $150,000 more per quarter in Series 1 dividends.

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2020, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at June 30, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

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

	Number of shares		Internalization Contribution
Internalization consideration in common stock at $17.50	1,100,000	(1)	$19,250,000
Internalization consideration in common stock at $25.10	500,000	(2)	12,550,000
Total internalization consideration	1,600,000		$31,800,000

Internalization consideration issued April 1, 2019 at $17.50	(400,000)		(7,000,000)
Shares issued December 31, 2019 at $17.50	(400,000)		(7,000,000)
Deferred management internalization at June 30, 2020	800,000		$17,800,000
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

Total expense recorded for the matching 401(k) contribution in the three and six months ended June 30, 2020 was approximately $7,000 and $14,000, respectively. There was no similar expense for the three and six months ended June 30, 2019.

Note R — Subsequent Events
As a result of current economic conditions, the Company’s cash flow from operations has been and may continue to be impacted, and the Company has entered into certain loan modifications to defer payments in light of the current economic conditions. On July 9, 2020, the Company entered into a loan modification agreement with LoanCore Capital Credit REIT, LLC for the following notes payable: (i) MVP Raider Park Garage, LLC, (ii) MVP New Orleans Rampart, LLC, (iii) MVP Hawaii Marks Garage, LLC, (iv) MVP Milwaukee Wells, LLC, (v) MVP Indianapolis City Park, LLC, (vi) MVP Indianapolis WA Street, LLC. The Agreement defers a portion of the required monthly interest payments from June 2020 through November 2020 and reduces the LIBOR Floor from 1.95% to 0.50%, the Modified LIBOR Floor.  The Company is currently in preliminary discussions with LoanCore to extend the maturity of these notes payable representing $39.5 million in the aggregate and exercise the one-year extesion option in these notes, which are due December 9, 2020; however, such extension is not automatic so there can be no assurance that it will be obtained.  If the Company is unable to extend the maturity date and is unable to repay the loan at maturity, the lenders could foreclose upon the collateral securing the loan, in which case the Company would lose its significant amount of equity value in such collateral.
On July 31, 2020, the Company entered into three loan modification agreements with American National Insurance Company (“ANICO”) for the following three loans: (i) Minneapolis City Parking, LLC, (ii) West 9th Properties II, LLC and (iii) MVP Fort Worth Taylor, LLC. The Company has entered into an Escrow Agreement with ANICO in which $950,000 in condemnation proceeds from the City of Minneapolis shall be used to pay the monthly principal and interest due each note, beginning with the payment due June 1, 2020, until the termination date.
On August 4, 2020, the Company’s wholly owned subsidiary (Mabley Place Garage, LLC) entered into a loan modification agreement with Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of JPMBB Commercial Mortgage Securities Trust 2015-C27 (the “Lender”). Under the terms of the agreement, the Lender will permit the Company to apply funds in an amount up to $43,000 per month from a replacement reserve account, to the extent there are sufficient funds available, to pay all or any portion of the monthly debt service payment amount then due for the May, June, July and August 2020 payment dates.
On August 6, 2020, $704,000 of the proceeds was wired to the ANICO escrow account. The Company expects the remaining $246,000 to be funded into the escrow account during the quarter ending September 30, 2020 and the Company will receive any remaining proceeds, net of settlement expenses.
In addition, the Company is in preliminary discussions with certain of its other lenders to obtain waivers from certain liquidity requirements and defer payments due under certain of its other loans in light of the current economic conditions and the fact that the Company has granted relief to some of its tenants to defer rent payments as a result of their estimated lost revenues from the current COVID-19 pandemic; however, there can be no assurance that the Company will reach any such agreement with such lenders. In particular, some of the Company’s loan agreements require that the Company maintain certain liquidity and net worth levels. For example, the loan with Bank of America for MVP Detroit garage requires the Company to maintain $2.3 million of unencumbered cash and cash equivalents at all times. As of the time of this filing, the Company was in compliance with this lender requirement; however, unless the Company sells some of its existing assets, it does not expect that it will be able to maintain such required minimum balances beyond the third quarter of 2020, if the Company does not receive a waiver for this requirement.  The Company may be unable to sell assets and may be unable to negotiate a waiver or amendment of the liquidity and net worth requirements, in which case, the Company could experience an event of technical default under its loan agreements, which, if uncured, could result in an acceleration of such indebtedness.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and six months ended June 30, 2020 and 2019. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2019. As used herein, the terms "we," "our" and "us" refer to The Parking REIT, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which the Company refers to as the "operating limited partnership," and to their subsidiaries.

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

Overview

Commencing with its taxable year ended December 31, 2017, the Company has operated in a manner to qualify as a REIT. However, for the quarter ended June 30, 2020, the Company is not in compliance with the REIT income tests. Because the REIT income tests are not required to be satisfied on a quarterly basis but are instead required to be satisfied on an annual basis, it is unclear whether the Company will be in compliance with the REIT income tests for its taxable year ending December 31, 2020.  The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in parking properties that contain other sources of rental income, potentially including office, retail, storage, residential, billboard or cell towers. As of June 30, 2020, the Company held 37 properties in various cities, all of which are parking facilities. See note C – Commitments and Contingencies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

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

Impact of COVID-19

The ongoing COVID-19 pandemic has significantly adversely impacted global economic activity, contributed to significant volatility and negative pressure in financial markets and resulted in unprecedented job losses causing many to fear an imminent global recession. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified, many countries, including the United States, have reacted by instituting quarantines, density limitations and social distancing measures, mandating business and school closures and restricting travel.

As a result of these measures, the COVID-19 pandemic has and continues to negatively impact almost every industry directly or indirectly, including ours and the industries in which our tenants operate, with much of the impact still unknown. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. In particular, many of the Company’s properties are located near government buildings and sports centers, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic have had and may continue to have a material and adverse impact on those businesses. Many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking.  Such events are adversely impacting and may continue to adversely impact the Company’s tenants’ sales and/or cause the temporary closure of the Company’s tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, may impact or eliminate the rental revenue the Company generates from its leases with them. Although some state governments and other authorities were in varying stages of lifting or modifying some of these measures and some have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time. The Company’s rental revenue and the return on its investments has been and may continue to be materially adversely affected by restrictions requiring people to shelter in place in reaction to the COVID-19 outbreak and may be further materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where the Company’s parking facilities are situated to other locations. In particular, a majority of the Company’s property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking.

The Company experienced certain disruptions in base rent revenue and percentage rent revenue during the quarter ended June 30, 2020. For further information regarding the impact of COVID-19 on the Company’s see Results of operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. While the Company is currently unable to completely estimate the future impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of August 13, 2020, the Company had entered into thirty two lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease. While the Company continues to review and negotiate rent relief requests with tenants and plans to continue to execute lease amendments based on its evaluation of each tenant’s circumstances, there can be no assurance the Company will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. The extent of the impact of COVID-19 on the Company’s financial and operational performance will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s tenants, all of which are uncertain and cannot be predicted. The extent to which COVID-19 may impact the Company’s financial condition or results of operations cannot be determined at this time. For further information regarding the impact of COVID-19 on the Company, see Note R — Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report and Part II, Item 1A titled “Risk Factors.”

In January of 2019 we were notified by the City of Minneapolis that a portion of our property, Minneapolis City Parking, located at 1022 Hennepin Ave would be utilized for an expansion of the street and for a new transient center.  After negotiating with the City for over a year, we were able to settle on the City taking approximately 6,000 sq. ft. of frontage on Hennepin Avenue, where we would still be left with one entrance on Hennepin Avenue and multiple entrances and exits on 10th and 11th streets.  The City agreed to compensate The Parking REIT in the amount of $1.3 million, with a portion to be used to reconfigure the parking lot, to enable it to fit 266 parking spaces compared to 268 prior to the taking, and will be required to landscape the front portion of the lot once the improvements are complete.  After all attorney fees and improvement costs, we expect to collect approximately $1.0 million within the third quarter of this year.

On July 31, 2020, the Company entered into three loan modification agreements and an escrow agreement with American National Insurance Company (“ANICO”) for the following three loans: (i) Minneapolis City Parking, LLC, (ii) West 9th Properties II, LLC and (iii) MVP Fort Worth Taylor, LLC in which $950,000 in condemnation proceeds from the City of Minneapolis shall be used to pay the monthly principal and interest due each note, beginning with the payment due June 1, 2020, until the termination date defined as the earlier of (i) payment in full of the Minneapolis City loan or (ii) the date that the debt service coverage of the real property securing each loan is at least 1.10 to 1.0 calculated on a trailing three-month basis. On August 6, 2020, $704,000 was wired to the ANICO escrow account.

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

Results of Operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

	For the Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues
Base rent income	$3,402,000	$5,036,000	$(1,634,000)	(32%)
Management income	293,000	--	293,000	100%
Percentage rent income	--	410,000	(410,000)	(100%)
Total revenues	$3,695,000	$5,446,000	$(1,751,000)	(32%)

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

Due to the COVID-19 pandemic the Company transitioned eleven leases to management agreements due to the fact that many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. This reduced demand for parking is adversely impacting and may continue to adversely impact the Company’s tenants’ sales and/or cause the temporary closure of the Company’s tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, may impact or eliminate the rental revenue the Company generates from its leases with them. Per these management agreements, the tenant now operates the property on behalf of the Company and pays their operating expenses from gross parking revenue and is required to remit an agreed upon percentage of the remainder to the Company instead of base rent payments. Gross revenues from these properties are recorded as management income.

For additional information see Note D – Investments in Real Estate in the notes to the condensed consolidated financial statements included in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

During the three months ended June 30, 2020 and 2019 the Company received percentage rent on the following properties:

	For the Three Months Ended June 30
	2020	2019	$ Change	% Change
Percentage rent income
MVP Cleveland West 9th	$--	$11,000	$(11,000)	(100%)
MVP St. Paul Holiday	--	25,000	(25,000)	(100%)
MVP Detroit Center Garage	--	374,000	(374,000)	(100%)
Total revenues	$--	$410,000	$(410,000)	(100%)

Decrease in percentage rent is due to lease amendments entered into due to COVID-19. The Company does not expect to receive percentage rent for the remainder of 2020.

	For the Three Months Ended June 30,
	2020	2019	$ Change	% Change
Operating expenses
Property taxes	$840,000	$727,000	$113,000	16%
Property operating expense	725,000	357,000	368,000	103%
General and administrative	1,576,000	1,262,000	314,000	25%
Professional fees	(108,000)	1,201,000	(1,309,000)	(109%)
Management internalization	--	31,866,000	(31,866,000)	(100%)
Acquisition expenses	--	246,000	(246,000)	(100%)
Depreciation and amortization expenses	1,321,000	1,283,000	38,000	3%
Impairment	7,640,000	952,000	6,688,000	703%
Total operating expenses	11,994,000	37,894,000	(25,900,000)	(68%)
Loss from operations	$(8,299,000)	$(32,448,000)	$24,149,000	(74%)

The Company is continuing to monitor the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on rental rates and rent collections. As of June 30, 2020, the Company has entered into thirty-two lease amendments with eight tenants/operators that became effective during the second quarter. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease.  Although the Company is and will continue to be actively engaged in rent collection efforts related to uncollected rent for such period, as well as working with certain tenants who have requested rent relief, the Company can provide no assurance that such efforts or its efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. The decrease in base rent income and percentage rent income during the quarter ended June 30, 2020 is primarily due to these lease amendments and the impact of the COVID-19 pandemic during the second quarter of 2020. For further information regarding the impact of COVID-19 on the Company. In particular, many of the Company’s properties are located near government buildings and sports centers, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic have had and may continue to have a material and adverse impact on those businesses. Many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. See Note R — Subsequent Events in Part I, Item 1 Financial Statements and Part II, Item 1A titled “Risk Factors.”

For more information on the effect of COVID-19 on our business, see Part II, Item 1A titled “Risk Factors.” and Note R — Subsequent Events in Part I, Item 1 Financial Statements.

Property taxes

The increase in property taxes in 2020 compared to 2019 is attributable primarily to the lease amendments which have decreased the property tax liability of the tenants for 2020.

General and administrative

The increase in general and administrative expenses from 2019 to 2020 was attributable to an increase in payroll expenses.  This increase is due to the Internalization, as the Company is now responsible for additional expenses previously paid by the former Advisor.

Professional fees

The decrease in professional fees was primarily due to $1.8 million of insurance proceeds received for claims made against the director and officer insurance policy.  These reimbursements were related to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019.

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

Acquisition expenses

Acquisition expenses related to purchased properties are capitalized with the investment in real estate. Acquisition expenses incurred during the three and six months ended June 30, 2020 and 2019 relate solely to dead deals.

Depreciation and amortization expenses

The increase in depreciation and amortization expenses was due to assets placed in service following the completion of construction projects or general improvements on properties already held.

Impairment

During the three months ended June 30, 2020 and June 30, 2019, the Company recorded approximately $7.6 million and $1.0 million of asset impairment charges. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs. The Company recorded $7.6 million of impairment charges for the three months ended June 30, 2020. See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Three Months Ended June 30,
	2020	2019	$ Change	% Change
Other income (expense)
Interest expense	$(2,255,000)	$(2,433,000)	$178,000	(7%)
Gain from sale of investment in real estate	694,000	--	694,000	100%
Income from DST	49,000	48,000	1,000	2%
Total other expense	$(1,512,000)	$(2,385,000)	$873,000	(37%)

Interest expense

The decrease in interest expense for the period ended June 30, 2020, as compared to the same period in 2019, is primarily attributable to the lower interest rates for the variable rate loans.

In the past, to maximize the use of cash, the Company sought opportunities to utilize debt financing in acquisitions, including the use of long-term debt. The interest expense will vary based on the amount of the Company’s borrowings and current interest rates at the time of financing. Historically, the Company’s intent was to secure appropriate leverage with the lowest interest rate available. The terms of any loans, in the future, will vary depending on the quality of the applicable property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking leases. There is no assurance, however, that the Company will be acquiring addition properties in the future or will be able to secure additional financing on favorable terms or at all.

Interest expense recorded for the three months ended June 30, 2020 and 2019 includes amortization of loan issuance costs. Total amortization of loan issuance cost for the three months ended June 30, 2020 and 2019 was approximately $0.2 million and $0.2 million, respectively.

For additional information see Note J – Notes Payable in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Gain on sale of investment in real estate

During May 2020, the Company sold the parking garage in San Jose, California for $4.1 million, which resulted in a gain from of sale of investments of approximately $0.7 million.

Results of Operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues
Base rent income	$8,393,000	$10,090,000	$(1,697,000)	(17%)
Management income	293,000	--	293,000	100%
Percentage rent income	327,000	711,000	(384,000)	(54%)
Total revenues	$9,013,000	$10,801,000	$(1,798,000)	(17%)

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

Due to the COVID-19 pandemic the Company transitioned eleven leases to management agreements due to the fact that many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. This reduced demand for parking is adversely impacting and may continue to adversely impact the Company’s tenants’ sales and/or cause the temporary closure of the Company’s tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, may impact or eliminate the rental revenue the Company generates from its leases with them. Per these management agreements, the tenant now operates the property on behalf of the Company and pays their operating expenses from gross parking revenue and is required to remit an agreed upon percentage of the remainder to the Company instead of base rent payments. Gross revenues from these properties are recorded as management income.

For additional information see Note D – Investments in Real Estate in the notes to the condensed consolidated financial statements included in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

During the six months ended June 30, 2020 and 2019 the Company received percentage rent on the following properties:

	For the Six Months Ended June 30
	2020	2019	$ Change	% Change
Percentage rent income
MVP Ft Worth Taylor (a)	$94,000	$8,000	$86,000	1075%
MVP Milwaukee Arena	31,000	31,000	--	--
MVP Denver 1935 Sherman	--	9,000	(9,000)	(100%)
MVP Cleveland West 9th	--	11,000	(11,000)	(100%)
MVP St. Paul Holiday	--	25,000	(25,000)	(100%)
MVP Detroit Center Garage (b)	153,000	589,000	(436,000)	(74%)
MVP St. Louis Broadway	5,000	--	5,000	100%
MVP New Orleans Rampart	44,000	38,000	6,000	16%
Total revenues	$327,000	$711,000	$(384,000)	(54%)
a)	Increased activity due to Frost Tower and additional monthlies added, caused the increase for the last quarter
b)	Lost transient business in March of 2020 as a result of restrictions intended to slow the spread of COVID-19.

	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
Operating expenses
Property taxes	$1,505,000	$1,520,000	$(15,000)	(1%)
Property operating expense	1,111,000	736,000	375,000	51%
Asset management expense – related party	--	854,000	(854,000)	(100%)
General and administrative	3,229,000	2,112,000	1,117,000	53%
Professional fees	208,000	1,729,000	(1,521,000)	(88%)
Management internalization	--	32,004,000	(32,004,000)	(100%)
Acquisition expenses	3,000	250,000	(247,000)	(99%)
Depreciation and amortization expenses	2,643,000	2,591,000	52,000	2%
Impairment	7,640,000	952,000	6,688,000	703%
Total operating expenses	16,339,000	42,748,000	(26,409,000)	(62%)
Loss from operations	$(7,326,000)	$(31,947,000)	$24,621,000	(77%)

The Company is continuing to monitor the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on rental rates and rent collections. As of June 30, 2020, the Company has entered into thirty-two lease amendments with eight tenants/operators that became effective during the second quarter. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease.  Although the Company is and will continue to be actively engaged in rent collection efforts related to uncollected rent for such period, as well as working with certain tenants who have requested rent relief, the Company can provide no assurance that such efforts or its efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. The decrease in base rent income and percentage rent income during the quarter ended June 30, 2020 is primarily due to these lease amendments and the impact of the COVID-19 pandemic during the second quarter of 2020. For further information regarding the impact of COVID-19 on the Company. In particular, many of the Company’s properties are located near government buildings and sports centers, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic have had and may continue to have a material and adverse impact on those businesses. Many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. see Note R — Subsequent Events in Part I, Item 1 Financial Statements and Part II, Item 1A titled “Risk Factors.”

For more information on the effect of COVID-19 on our business, see Part II, Item 1A titled “Risk Factors.” and Note R — Subsequent Events in Part I, Item 1 Financial Statements.

Property taxes

Although the six months ended June 30, 2020 is showing a decrease in property taxes compared to 2019, the lease amendments which have decreased the property tax liability of the tenants for remainder of 2020 will result in an overall increase in 2020.

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

Professional fees

The decrease in professional fees was primarily due to $3.3 million of insurance proceeds received for claims made against the director and officer insurance policy.  These reimbursements were related to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019.

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

Acquisition expenses

Acquisition expenses related to purchased properties are capitalized with the investment in real estate. Acquisition expenses incurred during the six months ended June 30, 2020 and 2019 relate solely to dead deals.

Depreciation and amortization expenses

The increase in depreciation and amortization expenses was due to assets placed in service following the completion of construction projects or general improvements on properties already held.

Impairment

During the six months ended June 30, 2020 and 2019, the Company recorded approximately $7.6 million and $1.0 million of asset impairment charges. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs. The Company recorded $7.6 million of impairment charges for the six months ended June 30, 2020. See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
Other income (expense)
Interest expense	$(4,584,000)	$(4,789,000)	$205,000	(4%)
Gain from sale of investment in real estate	694,000	--	694,000	100%
Other income	151,000	31,000	120,000	387%
Income from DST	99,000	118,000	(19,000)	(16%)
Total other expense	$(3,640,000)	$(4,640,000)	$1,000,000	(22%)

Interest expense

The decrease in interest expense for the period ended June 30, 2020, as compared to the same period in 2019, is primarily attributable to the lower interest rates for the variable rate loans.

In the past, to maximize the use of cash, the Company sought opportunities to utilize debt financing in acquisitions, including the use of long-term debt. The interest expense will vary based on the amount of the Company’s borrowings and current interest rates at the time of financing. Historically, the Company’s intent was to secure appropriate leverage with the lowest interest rate available. The terms of any loans, in the future, will vary depending on the quality of the applicable property, the credit worthiness of the tenant and the amount of income the property is able to generate through parking leases. There is no assurance, however, that the Company will be acquiring additional properties in the future or will be able to secure additional financing on favorable terms or at all.

Interest expense recorded for the six months ended June 30, 2020 and 2019 includes amortization of loan issuance costs. Total amortization of loan issuance cost for the six months ended June 30, 2020 and 2019 was approximately $0.4 million and $0.4 million, respectively.

For additional information see Note J – Notes Payable in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Gain from sale of investment in real estate

On May 26, 2020 the Company sold a parking garage in San Jose, CA for cash consideration of $4.1 million to UC 88 Garage Owner LLC, a third-party buyer.  The Company used $2.5 million of the proceeds to pay off the existing promissory note secured by the MVP San Jose 88 Garage, LLC. The property was originally purchased in June 2016 for approximately $3.6 million. The gain on sale is approximately $0.7 million.

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

Rental Income and Property Gross Revenues

Since a majority of the Company’s property leases call for additional percentage rent, the Company monitors the gross revenue generated by each property on a monthly basis. The higher the property’s gross revenue the higher the Company’s potential percentage rent. The graph below shows the comparison of the Company’s quarterly rental income to the gross revenue generated by the properties.  As noted above under “Overview—Impact of COVID-19,” as a result of current economic conditions related to the COVID-19 pandemic and restrictions intended to prevent its spread, percentage rent earned in the current period was significantly reduced compared to prior periods, and the Company expects that the amount of percentage rent to be earned in future periods will be significantly reduced if restrictions intended to prevent the spread of COVID-19 continue.

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

The Company’s calculation of FFO and MFFO attributable to common shareholders is presented in the following table for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to The Parking REIT, Inc. common shareholders	$(10,533,000)	$(35,584,000)	$(12,433,000)	$(38,087,000)
Add (Subtract):
Gain on Sale of real estate	(694,000)	--	(694,000)	--
Impairment of real estate	7,640,000	952,000	7,640,000	952,000
Depreciation and amortization expenses of real estate assets	1,321,000	1,283,000	2,643,000	2,591,000
FFO	$(2,266,000)	$(33,349,000)	$(2,844,000)	$(34,544,000)
Add (subtract):
Acquisition fees and expenses to non-affiliates	--	246,000	3,000	250,000
Change in Deferred Rental Assets	(17,000)	(7,000)	(24,000)	(22,000)
MFFO attributable to The Parking REIT, Inc. shareholders	$(2,283,000)	$(33,110,000)	$(2,865,000)	$(34,316,000)
Distributions paid to Common Shareholders	$--	$--	$--	$--

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

As of June 30, 2020, the Company’s debt consisted of approximately $120.9 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs and the Company’s cash and cash equivalents and restricted cash were approximately $10.0 million ($3.8 million of which was restricted cash).

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

Sources and Uses of Cash

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	For the six months Ended June 30,
	2020	2019
Net cash used in operating activities	$(2,692,000)	$(2,214,000)
Net cash provided by (used in) investing activities	730,000	(762,000)
Net cash provided by financing activities	279,000	2,733,000

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019:

The Company’s cash and cash equivalents and restricted cash were approximately $10.0 million as of June 30, 2020, which was an increase of approximately $0.8 million from the balance at June 30, 2019.

Cash flows from operating activities

Net cash used in operating activities for the six months ended June 30, 2020 was approximately $2.7 million, compared to approximately $2.2 million for the same period in 2019. The increase in cash used was primarily due to cash used to fund accounts payable.

Cash flows from investing activities

Net cash provided by investing activities for the six months ended June 30, 2020 was approximately $0.7 million, compared to approximately $0.8 million of net cash used, to acquire investments, for the same period in 2019. The increase in cash provided by investing activities was due primarily to the proceeds from the sale of investment in real estate.

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2020 was approximately $0.3 million compared to approximately $2.7 million provided by financing activities during the same period in 2019. The decrease in cash provided by financing activities was primarily due to the fact that there were less proceeds from notes payable acquired during the period and payments on notes payable of approximately $3.0 million.

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

The loan with Bank of America for the MVP Detroit garage requires the Company to maintain $2.3 million in liquidity at all times, which is defined as unencumbered cash and cash equivalents. As of the date of this filing, the Company was in compliance with this lender requirement.  However, if the Company is unable to sell assets it may be unable to meet this requirement beyond the third quarter of 2020, which could result in an event of default and acceleration of such loan if the lender is unwilling to waive the requirement. The Company is in preliminary discussions with its lenders, including Bank of America, to obtain waivers from certain liquidity requirements and defer payments due under its loans in light of the current economic conditions and the fact that the Company expects to allow tenants to defer rents under its leases with its tenants as a result of the current COVID-19 pandemic; however, there can be no assurance that the Company will reach any such agreement with its lenders.  The Company is also in preliminary discussions with LoanCore to excercise the one-year extention option in the loan agreement to extend the maturity of the $39.5 million loan due December 9, 2020; however, there can be no assurance this option will be exercised.  If the Company is unable to extend the maturity date and is unable to repay the loan at maturity, the lenders could foreclose upon the collateral securing the loan, in which case the Company would lose its significant amount of equity value in such collateral.

The Company’s secured mortgage debt of approximately $53.1 million and $53.7 million as of June 30, 2020 and December 31, 2019, respectively, require Mr. Shustek and the former Advisor to continue to provide guarantees. In connection with the Contribution Agreement and the Internalization, Mr. Shustek and the former Advisor will continue to provide such guarantees. For additional information regarding the Company’s indebtedness, please see Note J – Notes Payable in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

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

On May 12, 2020, the Company entered into a Loan Modification Agreement with Farm Bureau Life Insurance Company for an interest-only period commencing with the payment due June 1, 2020 and continuing through the payment due August 1, 2020. During the Interest-Only Period, the monthly installments due under the Note are modified to provide for payment of accrued interest only in the amount of $13,384.

On July 9, 2020, the Company entered into a loan modification agreement (the “Agreement”) with LoanCore Capital Credit REIT, LLC for the following notes payable: (i) MVP Raider Park Garage, LLC, (ii) MVP New Orleans Rampart, LLC, (iii) MVP Hawaii Marks Garage, LLC, (iv) MVP Milwaukee Wells, LLC, (v) MVP Indianapolis City Park, LLC, (vi) MVP Indianapolis WA Street, LLC. The Agreement defers a portion of the required monthly interest payments from June 2020 through November 2020 and reduces the LIBOR Floor from 1.95% to 0.50%, the Modified LIBOR Floor.   The Company is currently in preliminary discussions with LoanCore to exercise the one-year extensioin option in the laon agreement to extend the maturity of these notes payable representing $39.5 million in the aggregate, which are due December 9, 2020; however, there can be no assurance this option will be exercised.  If the Company is unable to extend the maturity date and is unable to repay the loan at maturity, the lenders could foreclose upon the collateral securing the loan, in which case the Company would lose its significant amount of equity value in such collateral.
On July 31, 2020, the Company entered into three loan modification agreements (the “Agreements”) with American National Insurance Company (“ANICO”) for the following three loans: (i) Minneapolis City Parking, LLC, (ii) West 9th Properties II, LLC and (iii) MVP Fort Worth Taylor, LLC. The Company has entered into an Escrow Agreement with ANICO in which $950,000 in condemnation proceeds from the City of Minneapolis shall be used to pay the monthly principal and interest due each note, beginning with the payment due June 1, 2020, until the termination date.
On August 4, 2020, the Company’s wholly owned subsidiary (Mabley Place Garage, LLC) entered into a loan modification agreement with Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of JPMBB Commercial Mortgage Securities Trust 2015-C27 (the “Lender”). Under the terms of the agreement, the Lender will permit the Company to apply funds in an amount up to $43,000 per month from a replacement reserve account, to the extent there are sufficient funds available, to pay all or any portion of the monthly debt service payment amount then due for the May, June, July and August 2020 payment dates.
On August 6, 2020, $704,000 of the proceeds was wired to the ANICO escrow account. The Company expects the remaining $246,000 to be funded into the escrow account during the quarter ending September 30, 2020 and the Company will receive any remaining proceeds, net of settlement expenses.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the former Advisor and its affiliates in connection with the Company’s organization operations for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Asset Management Fees	$--	$--	$--	$854,000
Total	$--	$--	$--	$854,000

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

Common Stock

From inception through June 30, 2020, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,826 shares of its common stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

The Company’s total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company’s DRIP are detailed below.

On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

To date, all distributions were paid from offering proceeds and therefore represent a return of capital.

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2020	$--	$--	$--	$(793,000)
2nd Quarter, 2020	--	--	--	(1,899,000)
3rd Quarter, 2020	--	--	--	--
4th Quarter, 2020	--	--	--	--
Total 2020	$--	$--	$--	$(2,692,000)

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$--	$--	$--	$(1,272,000)
2nd Quarter, 2019	--	--	--	(942,000)
3rd Quarter, 2019	--	--	--	(989,000)
4th Quarter, 2019	--	--	--	1,436,000
Total 2019	$--	$--	$--	$(1,767,000)

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

The offering price was $1,000 per share. In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2020, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. These warrants will expire five years from the 90th day after the occurrence of a listing event.

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

From initial issuance through June 30, 2020, the Company had declared distributions of approximately $668,000 of which approximately $597,000 had been paid to Series A stockholders.

	Total Series A Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2020	$54,000	$(793,000)
2nd Quarter, 2020	--	(1,899,000)
3rd Quarter, 2020	--	--
4th Quarter, 2020	--	--
Total 2020	$54,000	$(2,692,000)

	Total Series A Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$54,000	$(1,272,000)
2nd Quarter, 2019	54,000	(942,000)
3rd Quarter, 2019	54,000	(989,000)
4th Quarter, 2019	54,000	1,436,000
Total 2019	$216,000	$(1,767,000)

Preferred Series 1 Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock (“Series 1”), par value $0.0001 per share. On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company’s common stock, to accredited investors. On January 31, 2018, the Company closed this offering. As of June 30, 2020, the Company had raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 shares of Series 1 issued and outstanding.

The offering price is $1,000 per share. In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2020, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. These warrants will expire five years from the 90th day after the occurrence of a listing event.

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

From issuance date through June 30, 2020, the Company had declared distributions of approximately $7.3 million of which approximately $6.4 million had been paid to Series 1 stockholders.

	Total Series 1 Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2020	$696,000	$(793,000)
2nd Quarter, 2020	--	(1,899,000)
3rd Quarter, 2020	--	--
4th Quarter, 2020	--	--
Total 2020	$696,000	$(2,692,000)

	Total Series 1 Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$697,000	$(1,272,000)
2nd Quarter, 2019	695,000	(942,000)
3rd Quarter, 2019	696,000	(989,000)
4th Quarter, 2019	696,000	1,436,000
Total 2019	$2,784,000	$(1,767,000)

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

Income Taxes

Commencing with the taxable year ended December 31, 2017, and subject to the discussion below under the heading “-REIT Compliance,” the Company believes it has been organized and conducts operations to qualify as a REIT under Sections 856 to 860 of the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company’s REIT taxable income may substantially exceed or be less than the income calculated according to GAAP. In addition, the Company will be subject to corporate income tax to the extent that less than 100% of the net taxable income is distributed, including any net capital gain.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of June 30, 2020.

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

REIT Compliance

The Company elected to be treated as a REIT for federal income tax purposes for the year ended December 31, 2017, and has continued to operate in a manner to qualify as a REIT for federal income tax purposes for the years ended December 31, 2018 and 2019 However, for the quarter ended June 30, 2020, the Company is not in compliance with the REIT income tests. Because the REIT income tests are not required to be satisfied on a quarterly basis but are instead required to be satisfied on an annual basis, it is unclear whether the Company will be in compliance with the REIT income tests for its taxable year ending December 31, 2020.  As long as the Company continues to maintain REIT status, the Company generally will not be subject to federal income tax on income that the Company distributes to its stockholders. As noted above, amendments made to certain of the Company’s leases in response to the COVID-19 pandemic crisis may cause the Company to fail to qualify as a REIT for the 2020 year.  If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will be subject to federal income tax on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company’s net income. In addition, distributions to stockholders in any year in which the Company fails to qualify as a REIT will not be deductible by the Company. As a result, the failure to qualify as a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, if the Company were to fail to qualify as a REIT, it would not be required to distribute any amounts to its stockholders and all distributions to stockholders would be taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits.  In such event, corporate stockholders may be eligible for the dividends-received deduction.  In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income.  Non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026 for purposes of determining their U.S. federal income tax (but not for purposes of the 3.8% Medicare tax),  subject to certain limitations.

To qualify as a REIT for tax purposes, the Company is required to distribute at least 90% of its REIT taxable income to the Company’s stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will continue to monitor the business and transactions that may potentially impact the Company’s REIT status. As noted above, the Company has amended many of its lease agreements in response to the COVID-19 pandemic crisis. As a result of these amendments, it is possible that the Company will fail to qualify as a REIT in 2020 and would no longer be required to pay distributions of its annual taxable income in order to maintain REIT status. Given projected losses in 2020, as well as the potential tax benefit of net operating loss carryforwards that the Company does not anticipate utilizing as long as it maintains its status as a REIT, the Company will continue to evaluate its current and deferred income tax situation (including the appropriateness of recording a deferred tax asset for net operating losses) throughout the 2020 year as there is additional clarity about the impact of the COVID-19 pandemic to the Company’s ongoing operations, including whether the Company expects to maintain its REIT status for the 2020 year.

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2020, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at June 30, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 84,510 shares of common stock and would receive gross proceeds of approximately $2.1 million.

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

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of June 30, 2020, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at June 30, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2020, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 under the heading “Risk Factors”, continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program, other than for hardship repurchases in connection with a shareholder’s death. Repurchase requests made in connection with the death of a stockholder were repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company had established an estimated NAV per share, 100% of such amount as determined by the Company’s board of directors, subject to any special distributions previously made to the Company’s stockholders. The Company repurchased 5,115 shares of common stock pursuant to the hardship exception under this program during the six months ended June 30, 2020.

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

Recent Sales of Unregistered Securities

The Company did not sell any of its equity securities during the quarter ended June 30, 2020 that were not registered under the Securities Act.

Use of Offering Proceeds

As of August 14, 2020, the Company had 7,327,696 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total gross proceeds of approximately $197.2 million, less offering costs.

The following is a table of summary of offering proceeds from inception through June 30, 2020:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	3,251,238	$75,281,000
Redeemed shares	--	(48,318)	(1,185,000)
DRIP shares	--	83,437	2,086,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,981,000
Dividend shares	--	153,826	3,845,000
Distributions	--	--	(11,805,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from advisor	--	--	1,147,000
Shares added for merger	--	3,887,513	85,701,000
Total	42,673	7,327,696	$192,509,000

From October 22, 2015 through June 30, 2020, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through June 30, 2020, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were approximately $192.5 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, of which the Company’s portion of the total purchase price for these parking facilities was approximately $320.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders. The ratio of the costs of raising capital to the capital raised is approximately 0.6%.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

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
101(*)
The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2020, formatted in XBRL (extensible Business Reporting Language (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Chairman
Date:	August 14, 2020

By:	/s/ J. Kevin Bland
J. Kevin Bland
Chief Financial Officer
Date:	August 14, 2020