Form 10-Q
period 2020-11-16
Parking REIT, Inc.
filed 2020-11-16
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [   ] No [ X ]

As of November 16, 2020, the registrant had 7,327,696 shares of common stock outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2020	2019
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$128,284,000	$136,607,000
Buildings and improvements	163,668,000	170,276,000
Construction in progress	1,151,000	714,000
Intangible assets	2,107,000	2,288,000
	295,210,000	309,885,000
Accumulated depreciation	(15,789,000)	(12,049,000)
Total investments in real estate, net	279,421,000	297,836,000

Fixed Assets, net of accumulated depreciation of $69,000 and $42,000 as of September 30, 2020 and December 31, 2019, respectively	72,000	21,000
Assets held for sale, net of accumulated depreciation of $212,000	--	3,288,000
Cash	3,466,000	7,707,000
Cash – restricted	3,428,000	3,937,000
Prepaid expenses	1,746,000	1,679,000
Accounts receivable, net	2,832,000	929,000
Investment in DST	2,931,000	2,836,000
Right of use leased asset	1,309,000	--
Due from related parties	1,000	--
Other assets	190,000	111,000
Total assets	$295,396,000	$318,344,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $1.3 million and $1.8 million as of September 30, 2020 and December 31, 2019, respectively	$158,191,000	$159,120,000
Accounts payable and accrued liabilities	10,551,000	10,883,000
Right of use lease liability	1,309,000	--
Deferred management internalization	17,800,000	17,800,000
Security deposits	138,000	138,000
Due to related parties	--	54,000
Deferred revenue	122,000	104,000
Total liabilities	188,111,000	188,099,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of September 30, 2020 and December 31, 2019)	--	--
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of September 30, 2020 and December 31, 2019)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,327,696 and 7,332,811 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	--	--
Additional paid-in capital	191,759,000	194,137,000
Accumulated deficit	(86,520,000)	(66,511,000)
Total The Parking REIT, Inc. Shareholders’ Equity	105,239,000	127,626,000
Non-controlling interest	2,046,000	2,619,000
Total equity	107,285,000	130,245,000
Total liabilities and equity	$295,396,000	$318,344,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Base rent income	$3,132,000	$5,036,000	$11,525,000	$15,126,000
Management income	303,000	--	596,000	--
Percentage rent income	75,000	1,045,000	402,000	1,756,000
Total revenues	3,510,000	6,081,000	12,523,000	16,882,000

Operating expenses
Property taxes	955,000	734,000	2,460,000	2,254,000
Property operating expense	263,000	421,000	1,374,000	1,157,000
Asset management expense – related party	--	--	--	854,000
General and administrative	1,452,000	1,625,000	4,681,000	3,737,000
Professional fees, net of reimbursement of insurance proceeds	384,000	3,869,000	592,000	5,598,000
Management Internalization	--	--	--	32,004,000
Acquisition expenses	--	1,000	3,000	251,000
Depreciation and amortization	1,305,000	1,285,000	3,948,000	3,876,000
Impairment	6,475,000	500,000	14,115,000	1,452,000
Total operating expenses	10,834,000	8,435,000	27,173,000	51,183,000

Loss from operations	(7,324,000)	(2,354,000)	(14,650,000)	(34,301,000)

Other income (expense)
Interest expense	(2,326,000)	(2,375,000)	(6,910,000)	(7,164,000)
Gain from sale of investment in real estate	--	2,294,000	694,000	2,294,000
Other Income	--	50,000	151,000	81,000
Income from DST	44,000	52,000	143,000	170,000
Total other income (expense)	(2,282,000)	21,000	(5,922,000)	(4,619,000)

Net loss	(9,606,000)	(2,333,000)	(20,572,000)	(38,920,000)
Less net income (expense) attributable to non-controlling interest	(530,000)	62,000	(563,000)	62,000
Net loss attributable to The Parking REIT, Inc.’s stockholders	$(9,076,000)	$(2,395,000)	$(20,009,000)	$(38,982,000)

Preferred stock distributions declared - Series A	(54,000)	(54,000)	(162,000)	(162,000)
Preferred stock distributions declared - Series 1	(696,000)	(696,000)	(2,088,000)	(2,088,000)
Net loss attributable to The Parking REIT, Inc.’s common stockholders	$(9,826,000)	$(3,145,000)	$(22,259,000)	$(41,232,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to The Parking REIT, Inc.’s common stockholders - basic and diluted	$(1.34)	$(0.45)	$(3.04)	$(6.06)
Distributions declared per common share	$--	$--	$--	$--
Weighted average common shares outstanding, basic and diluted	7,327,697	6,933,520	7,329,499	6,804,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(UNAUDITED)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2019	42,673	$--	7,332,811	$--	$194,137,000	$(66,511,000)	$2,619,000	$130,245,000
Distributions to non-controlling interest	--	--	--	--	--	--	(10,000)	(10,000)
Redeemed Shares	--	--	(2,741)	--	(68,000)	--	--	(68,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net loss	--	--	--	--	--	(1,150,000)	(5,000)	(1,155,000)
Balance, March 31, 2020	42,673	$--	7,330,070	$--	$193,319,000	$(67,661,000)	$2,604,000	$128,262,000
Distributions to non-controlling interest	--	--	--	--	--	--	--	--
Issuance of common stock	--	--	--	--	--	--	--	--
Redeemed Shares	--	--	(2,374)	--	(60,000)	--	--	(60,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net (loss)	--	--	--	--	--	(9,783,000)	(28,000)	(9,811,000)
Balance, June 30, 2020	42,673	$--	7,327,696	$--	$192,509,000	$(77,444,000)	$2,576,000	$117,641,000
Distributions to non-controlling interest	--	--	--	--	--	--	--	--
Issuance of common stock	--	--	--	--	--	--	--	--
Redeemed Shares	--	--	--	--	--	--	--	--
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net (loss)	--	--	--	--	--	(9,076,000)	(530,000)	(9,606,000)
Balance, September 30, 2020	42,673	$--	7,327,696	$--	$191,759,000	$(86,520,000)	$2,046,000	$107,285,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
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

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net Loss	$(20,572,000)	$(38,920,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,948,000	3,876,000
Amortization of loan costs	614,000	688,000
Amortization of right of use lease assets	84,000	--
Gain from sale of investment in real estate	(694,000)	(2,294,000)
Deferred management internalization consideration	--	31,800,000
Impairment	14,115,000	1,452,000
Income from DST	(143,000)	(170,000)
Changes in operating assets and liabilities
Due to/from related parties	(55,000)	3,000
Accounts payable	(1,786,000)	2,638,000
Lease liability	(84,000)	--
Loan fees	(44,000)	(275,000)
Assets held for sale	--	(54,000)
Security deposits	--	--
Other assets	(79,000)	(33,000)
Deferred revenue	18,000	106,000
Accounts receivable	(603,000)	(305,000)
Prepaid expenses	(67,000)	(1,715,000)
Net cash used in operating activities	(5,348,000)	(3,203,000)
Cash flows from investing activities:
Building improvements	(921,000)	(1,324,000)
Fixed asset purchase	(78,000)	--
Proceeds from Investments	48,000	152,000
Proceeds from sale of investment in real estate	1,436,000	3,674,000
Payment of deposit made for purchase of investment in real estate or debt	--	(97,000)
Deposits applied to purchase of investment in real estate or debt	--	97,000
Net cash provided by investing activities	485,000	2,502,000
Cash flows from financing activities
Proceeds from notes payable	3,545,000	9,181,000
Payments on notes payable	(2,544,000)	(5,666,000)
Distribution to non-controlling interest	(10,000)	(42,000)
Redeemed shares	(128,000)	(234,000)
Preferred dividends paid to stockholders	(750,000)	(2,250,000)
Net cash provided by financing activities	113,000	989,000
Net change in cash and cash equivalents and restricted cash	(4,750,000)	288,000
Cash and cash equivalents and restricted cash, beginning of period	11,644,000	9,435,000
Cash and cash equivalents and restricted cash, end of period	$6,894,000	$9,723,000
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$7,707,000	$5,106,000
Restricted cash at beginning of period	3,937,000	4,329,000
Cash and cash equivalents and restricted cash at beginning of period	$11,644,000	$9,435,000
Cash and cash equivalents at end of period	$3,466,000	$6,358,000
Restricted cash at end of period	3,428,000	3,365,000
Cash and cash equivalents and restricted cash at end of period	$6,894,000	$9,723,000
Supplemental disclosures of cash flow information:
Interest Paid	$6,297,000	$6,477,000
Non-cash investing and financing activities:
Dividends declared not yet paid	$1,751,000	$250,000
Deposits applied to purchase of investment in real estate or financing	$--	$(97,000)
Deferred management internalization	$--	$24,800,000
Issuance of common stock – internalization	$--	$7,000,000
Payments on note payable through sale of investment in real estate	$(2,500,000)	$(2,000,000)
Recognition of use lease asset / liability	$1,393,000	$--
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE PARKING REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(UNAUDITED)

Note A — Organization and Business Operations

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015 and has elected to be taxed, and subject to the discussion below under the heading Income Taxes in Note B, has operated in a manner that allowed the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017 through December 31, 2019.  As a result of the COVID-19 pandemic, the Company has entered into temporary lease amendments with some of its tenants. The income generated under these lease amendments do not constitute qualifying REIT income for purposes of the REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the quarters ended June 30, 2020 and September 30, 2020.  These REIT income tests are measured on an annual basis, and we are evaluating options and strategies that may enable us to maintain our REIT status for our taxable year ending December 31, 2020 notwithstanding our inability to comply with these income tests in the past two quarters.  If implemented, these options and strategies, may have negative ancillary impacts on our business and operations, including potentially increasing our overall tax liability.  If we determine that the potential negative impacts of these options outweigh the benefits of potentially maintaining our REIT status, we may choose not to implement any of these options.  Moreover, even if we choose to implement any of these options, no assurances can be given that our implementation will be successful  or that these options will in fact enable us to maintain our status as a REIT for our taxable year ending December 31, 2020.  Accordingly, unless we choose, and are able, to successfully implement an alternative operating strategy, it is highly likely that the Company will no longer qualify as a REIT for the year ending December 31, 2020.  If we fail to qualify as a REIT for our taxable year ended December 31, 2020, we would no longer be required to make distributions of our annual taxable income in order to maintain our REIT status and any distributions we make would not be deductible.  Moreover, unless entitled to relief under specific statutory or administrative provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following 2020.  We believe that we may not be entitled to this statutory relief, and there can be no assurances that we will be able to obtain such relief.

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

Capitalization

As of September 30, 2020, the Company had 7,327,696 shares of common stock issued and outstanding. On December 31, 2016, the Company ceased all selling efforts for the initial public offering of its common stock (the “Common Stock Offering”). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to MVP Capital Partners II, LLC (the “Sponsor”) for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A”). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company’s common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and had 2,862 Series A shares issued and outstanding as of September 30, 2020.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland, Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the “Series 1”). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company’s common stock to accredited investors and closed the offering on January 31, 2018. The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding as of September 30, 2020.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The condensed consolidated balance sheet as of December 31, 2019 contained herein has been derived from the audited financial statements as of December 31, 2019 but does not include all disclosures required by GAAP.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the nine months ended September 30, 2020, the Company had a net loss of $20.6 million and had $6.9 million in cash, cash equivalents and restricted cash. In connection with preparing the condensed consolidated financial statements for the three and nine months ended September 30, 2020, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for the next twelve months through November 16, 2021.

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
•
The Company is continuing to have discussions with its lenders in light of the current economic conditions and entered into one loan modification during the quarter ended June 30, 2020 and five loan modifications during the quarter ended September 30, 2020.

•
While the Company is currently unable to completely estimate the impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of September 30, 2020, the Company has entered into thirty-five lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease.

•
The Company applied for the Paycheck Protection Program loan, guaranteed by the Small Business Administration (“SBA”), through Key Bank National Association, Inc., on April 3, 2020. This loan program is for companies with 500 or less employees, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed by President Trump on March 27, 2020. On April 23, 2020 the Company received the funding for its CARES Act loan of approximately $348,000. Because these funds were used exclusively for employee payroll management expects this loan will not be required to be paid back under the terms of the CARES Act.

•
The Company is in preliminary discussions with LoanCore to exercise the one-year extension option in the loan agreement to extend the maturity of this loan on terms the Company can satisfy; however, there can be no assurance this option will be exercised.  If the Company is unable to extend the maturity date and is unable to repay the loan at maturity, the lenders could foreclose upon the collateral securing the loan, in which case the Company would lose its significant amount of equity value in such collateral. See Company Indebtedness in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

•	The Company has plans to dispose of an asset within the next twelve months. Management disposed of two assets in 2019 and one asset during the nine - months ended September 30, 2020.

If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. If the Company is unable to obtain additional financing, it may be required to significantly scale back its business and operations.  The Company’s ability to raise additional capital will also be impacted by the recent outbreak of COVID-19.

Based on this current business plan, the Company believes its existing cash, anticipated cash collections and cash inflows is sufficient to conduct planned operations for one year from the issuance of the September 30, 2020 financial statements.

Consolidation

The Company’s consolidated financial statements include its accounts, the accounts of the Company’s assets that were sold during 2020 and 2019 (as applicable), the accounts of its subsidiaries, Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation. The following list includes the subsidiaries that are included in the Company’s consolidated financial statements, not the number of properties owned by the Company at September 30, 2020 and 2019.

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

Concentration

The Company had fourteen and sixteen parking tenants/operators during the nine months ended September 30, 2020 and 2019, respectively. One tenant/operator, SP Plus Corporation (Nasdaq: SP) (“SP+”), represented 61.0% of the Company’s base parking rental revenue for the nine months ended September 30, 2020.

SP+ is one of the largest providers of parking management in the United States. As of September 30, 2020, SP+ managed approximately 3,200 locations in North America.

Below is a table that summarizes parking rent by tenant/operator as a percentage of the Company’s total base parking rental revenue for the periods presented:

	For The Nine Months Ended September 30,
Parking Tenant	2020	2019
SP +	61.0%	58.1%
Premier Parking	15.9%	16.3%
Denison	6.4%	2.4%
ISOM Management	5.1%	4.1%
Interstate Parking	2.8%	2.9%
342 N Rampart	2.0%	3.1%
TNSH, LLC	1.5%	1.2%
Best Park	1.4%	0.3%
St. Louis Parking	1.3%	2.1%
Lanier	1.0%	2.6%
ABM	0.7%	4.3%
Riverside Parking	0.6%	1.0%
Denver School	0.2%	0.2%
Secure	0.1%	0.1%
Premium Parking	--	1.3%

In addition, the Company had concentrations in various cities based on parking rental revenue for the nine months ended September 30, 2020 and 2019, as well as concentrations in various cities based on the real estate the Company owned as September 30, 2020 and December 31, 2019. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Nine Months Ended September 30,
	2020	2019
Detroit	24.3%	17.4%
Houston	12.2%	12.8%
Fort Worth	10.1%	7.8%
Cincinnati	8.2%	8.9%
Indianapolis	6.4%	6.2%
Lubbock	5.1%	4.1%
Cleveland	4.5%	6.9%
Honolulu	4.4%	4.8%
Milwaukee	3.7%	3.2%
Nashville	3.7%	3.5%
St. Louis	3.6%	5.2%
Minneapolis	2.9%	4.1%
St Paul	2.8%	2.9%
New Orleans	2.0%	3.1%
Bridgeport	1.4%	2.1%
Memphis	1.4%	1.6%
San Jose	1.0%	2.3%
Denver	0.7%	0.8%
Louisville	0.6%	1.0%
Clarksburg	0.4%	0.3%
Wildwood	0.3%	0.4%
Canton	0.3%	0.2%
Ft. Lauderdale	--	0.4%

Real Estate Investment Concentration by City

	As of September 30, 2020	As of December 31, 2019
Detroit	18.9%	17.6%
Houston	11.6%	12.0%
Fort Worth	9.3%	8.8%
Cincinnati	8.1%	8.7%
Honolulu	6.7%	6.7%
Indianapolis	6.1%	5.8%
Cleveland	5.7%	6.2%
Lubbock	4.5%	3.7%
St Louis	4.2%	4.4%
Minneapolis	3.9%	4.4%
Nashville	3.9%	3.7%
Milwaukee	3.8%	3.8%
St Paul	2.8%	2.7%
Bridgeport	2.8%	2.6%
New Orleans	2.6%	2.6%
Memphis	1.2%	1.3%
San Jose	1.2%	1.1%
Denver	1.1%	1.0%
Louisville	1.0%	1.0%
Clarksburg	0.2%	0.2%
Canton	0.2%	0.2%
Wildwood	0.2%	0.4%
Fort Lauderdale	--	1.1%

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

The Company recorded impairment charges of approximately $6.5 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively.  The Company recorded impairment charges of approximately $14.1 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.  These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs.  The appraisals were performed by independent third-party appraisers primarily using the income capitalization approach based on the contracted rent to be received from the operator or the sales comparison approach. The income capitalization approach reflects the property’s income-producing capabilities based on the assumption that value is created by the expectation of benefits to be derived in the future. The sales comparison approach utilizes sales of comparable properties, adjusted for differences, to indicate value.

The following is a summary of the impairments for the nine months ended September 30, 2020:

Property	Impairment	Valuation Method
Mabley Place Garage	$3,000,000	Income Capitalization
MVP Houston Saks	$2,500,000	Income Capitalization
MVP Milwaukee Wells	$620,000	Sales Comparison
MVP Wildwood NJ Lot	$535,000	Sales Comparison
MVP Indianapolis Meridian	$50,000	Income Capitalization
MVP Clarksburg Lot	$90,000	Income Capitalization
Minneapolis City Parking	$320,000	Sales Comparison
33740 Crown Colony	$95,000	Income Capitalization
MVP St Louis Washington	$1,320,000	Income Capitalization
MVP Cincinnati Race Street	$500,000	Income Capitalization
MVP Louisville Broadway	$100,000	Income Capitalization
Cleveland Lincoln Garage	$2,725,000	Income Capitalization
MVP Preferred Parking	$740,000	Sales Comparison
MVP New Orleans Rampart	$270,000	Income Capitalization
MVP Hawaii Marks Garage	$1,250,000	Income Capitalization
Total	$14,115,000

The following is a summary of the impairments for the nine months ended September 30, 2019:

Property	2019 Impairment	Valuation Method
MVP Memphis Court	$558,000	Sales Comparison
Minneapolis City Parking	$500,000	Income Capitalization
MVP San Jose 88 Garage	$344,000	Income Capitalization
MVP St Louis Washington	$50,000	Income Capitalization
Total	$1,452,000

Cash

The Company maintains a significant portion of its cash deposits at KeyBank, which are held by the Company’s subsidiaries allowing the Company to maximize FDIC insurance coverage. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the same ownership category of $250,000. As of September 30, 2020, and December 31, 2019, the Company had approximately $0.7 million and $2.7 million, respectively, in excess of the federally insured limits. As of the date of this filing, the Company has not experienced any losses on cash deposits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred. During the three and nine months ended September 30, 2020 and 2019, the Company had no advertising costs.

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

Income Taxes

Commencing with its taxable year ended December 31, 2017 through December 31, 2019, and subject to the discussion below relating to the Company’s REIT status from and after January 1, 2020, the Company has operated in a manner to qualify as a REIT under Sections 856 to 860 of the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company’s REIT taxable income may substantially exceed or be less than the income calculated according to GAAP. In addition, the Company will be subjected to corporate income tax to the extent that less than 100% of the net taxable income is distributed, including any net capital gain.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of September 30, 2020.

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

As of September 30, 2020, as a result of the COVID-19 pandemic, the Company has entered into temporary lease amendments with some of its tenants. The Company was compelled to make certain of these amendments in response to challenging market conditions faced by its lessees and operating partners due to the significant negative impact of COVID-19 on demand for parking in many of the markets in which the Company owns properties, particularly in major population centers.  At the time the leases were amended, the Company intended for the amendments to be temporary and did not believe that the amendments would cause the Company to fail its REIT income tests for the 2020 year.  Because the COVID-19 pandemic has continued to negatively impact the Company and its operating partners and lessees longer than anticipated, the Company has not yet been able to amend all of its agreements back to their original form. The income generated under these lease amendments do not constitute qualifying REIT income for purposes of the REIT gross income tests.  As a result, the Company was not in compliance with the annual REIT income tests for the quarters ended June 30, 2020 and September 30, 2020.   These REIT income tests are measured on an annual basis, and we are evaluating options and strategies that may enable us to maintain our REIT status for our taxable year ending December 31, 2020 notwithstanding our inability to comply with these income tests in the past two quarters.  If implemented, these options and strategies may have negative ancillary impacts on our business and operations, including potentially increasing our overall tax liability.  If we determine that the potential negative impacts of these options outweigh the benefits of potentially maintaining our REIT status, we may choose not to implement any of these options.  Moreover, even if we choose to implement any of these options, no assurances can be given that our implementation will be successful  or that these options will in fact enable us to maintain our status as a REIT for our taxable year ending December 31, 2020.  Accordingly, unless we choose, and are able, to successfully implement an alternative operating strategy, it is highly likely that the Company will no longer qualify as a REIT for the year ending December 31, 2020.  If we fail to qualify as a REIT for our taxable year ended December 31, 2020, we would no longer be required to make distributions of our annual taxable income in order to maintain our REIT status and any distributions we make would not be deductible by us.  Moreover, unless entitled to relief under specific statutory or administrative provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following 2020.  We believe that we may not be entitled to this statutory relief, and there can be no assurances that we will be able to obtain such relief.

Given projected losses in 2020, as well as the potential tax benefit of net operating loss carryforwards that the Company does not anticipate utilizing as long as it maintains its status as a REIT, the Company will continue to evaluate its current and deferred income tax situation (including the appropriateness of recording a deferred tax asset for net operating losses) throughout the year as there is additional clarity about the impact of the COVID-19 pandemic to the Company’s ongoing operations, including whether the Company can maintain its REIT status for the 2020 year.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share considers the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The Company had no outstanding common share equivalents during the three and nine months ended September 30, 2020 and 2019.

There is a potential for dilution from the Company’s Series A Convertible Redeemable Preferred Stock which may be converted into the Company’s common stock at any time. As of September 30, 2020, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

There is a potential for dilution from the Company’s Series 1 Convertible Redeemable Preferred Stock which may be converted upon a holder’s election into the Company’s common stock at any time. As of September 30, 2020, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

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

During the Company’s predecessor’s due diligence of a property purchased on December 15, 2017 (originally purchased by predecessor on March 31, 2015) and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot. As of September 30, 2020, management has not received the closure letter, however the Company does not anticipate a material adverse effect related to this environmental matter.

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of September 30, 2020, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate

As of September 30, 2020, the Company had the following Investments in Real Estate that were consolidated on the Company’s balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant / Operator
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,845,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$2,954,000	SP +
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$5,848,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$1,637,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,007,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,672,000	Premier Parking
Cleveland Lincoln Garage	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$8,272,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	Premier Parking
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	Premier Parking
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,477,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	528	0.98	784	$20,479,000	Premier Parking
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$13,517,000	ISOM Management
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,669,000	Best Park
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,041,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$18,210,000	SP +

MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	SP +
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$7,923,000	Premier Parking
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$4,463,000	Symphony
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$278,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$419,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	Denison
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	195	1.65	N/A	$4,013,000	N/A
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$7,718,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,551,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	SP +
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$625,000	ABM
MVP Denver Sherman 1935	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,268,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$7,835,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$19,951,000	SP +
Construction in progress							$1,151,000
Total Investment in real estate and fixed assets							$295,210,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are held by MVP Wildwood NJ Lot, LLC.
(4)	MVP Preferred Parking, LLC holds a Garage and a Parking Lot.

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

Ownership of Company Stock

As of September 30, 2020, the Sponsor owned 9,108 shares, VRM II owned 844,960 shares and VRM I owned 456,834 shares of the Company’s outstanding common stock.

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

The Company’s board of directors may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company’s board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the long-term incentive plan will be effective without the approval of the Company’s stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the three and nine months ended September 30, 2020 and 2019, no grants were made under the long-term incentive plan.

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

The following is summary of the results of operations related to the parking garage in San Jose for the three and nine months ended September 30, 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$--	$113,000	$113,000	$338,000
Expenses *	--	102,000	191,000	705,000
Income/(Loss) from assets held for sale, net of income taxes	$--	$11,000	$(78,000)	$(367,000)
*Includes $343,000 impairment in 2019

Note J — Notes Payable

As of September 30, 2020, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 09/30/20	Lender	Term	Interest Rate	Loan Maturity
MVP Cincinnati Race Street, LLC (6)	$2,550,000	Interest Only	$2,550,000	Multiple	1 Year	7.50%	4/30/2021
MVP Wildwood NJ Lot, LLC (6)	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	4/30/2021
The Parking REIT D&O Insurance	$1,185,000	$150,000	$744,000	MetaBank	1 Year	3.60%	2/28/2021
Minneapolis Venture (6)	$2,000,000	Interest Only	$2,000,000	Multiple	1 Year	8.00%	04/30/2021
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$7,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$5,300,000	LoanCore	2 Year	Variable	12/9/2020
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$13,500,000	LoanCore	2 Year	Variable	12/9/2020
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,700,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$7,200,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP Clarksburg Lot (6)	$476,000	Interest Only	$476,000	Multiple	1 Year	7.50%	5/21/2021
MCI 1372 Street (6)	$574,000	Interest Only	$574,000	Multiple	1 Year	7.50%	5/27/2021
MVP Milwaukee Old World (6)	$771,000	Interest Only	$771,000	Multiple	1 Year	7.50%	5/27/2021

MVP Milwaukee Clybourn (6)	$191,000	Interest Only	$191,000	Multiple	1 Year	7.50%	5/27/2021
SBA PPP Loan	$348,000	$14,700	$348,000	Small Business Administration	2 Year	1.00%	10/22/2022
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5 Year	5.38%	3/6/2024
MVP St. Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5 Year	5.38%	3/6/2024
Mabley Place Garage, LLC (8)	$9,000,000	$44,000	$8,052,000	Barclays	10 year	4.25%	12/6/2024
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,189,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
Minneapolis City Parking, LLC (7)	$5,250,000	$29,000	$4,694,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC (5)	$4,400,000	$23,000	$3,965,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
West 9th Properties II, LLC (7)	$5,300,000	$30,000	$4,808,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Fort Worth Taylor, LLC (7)	$13,150,000	$73,000	$11,959,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$29,212,000	Bank of America	10 year	5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380,000	$8,000	$1,341,000	KeyBank	10 year *	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132,000	$24,000	$4,013,000	KeyBank	10 year *	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	$23,000	$3,884,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	$2,000	$277,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	$12,000	$2,081,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman 1935, LLC (1)	$762,000	$4,000	$740,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Less unamortized loan issuance costs			$(1,257,000)
			$158,191,000
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

(4)
On November 30, 2018, subsidiaries of the Company, consisting of MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Park Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, and MVP Milwaukee Wells LLC (the “Borrowers”) entered into a loan agreement, dated as of November 30, 2018 (the “Loan Agreement”), with LoanCore Capital Credit REIT LLC (the “LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan the Borrowers $39.5 million to repay and discharge the outstanding KeyBank Revolving Credit Facility. The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by the Borrowers (the “Properties”). The loan bears interest at a floating rate equal to the sum of one-month LIBOR plus 3.65%, subject to a LIBOR minimum of 1.95%. Additionally, the Borrowers were required to purchase an Interest Rate Protection Agreement which caps its maximum LIBOR at 3.50% for the duration of the loan. Payments are interest-only for the duration of the loan, with the $39.5 million principal repayment due in a balloon payment due on December 9, 2020, with an option to extend the term until December 9, 2021 subject to certain conditions and payment obligations. The Borrowers have the right to prepay all or any part of the loan, subject to payment of any applicable Spread Maintenance Premium and Exit Fee (as defined in the Loan Agreement). The loan is also subject to mandatory prepayment upon certain events of Insured Casualty or Condemnation (as defined in the Loan Agreement). The Borrowers made customary representations and warranties to LoanCore and agreed to maintain certain covenants under the Loan Agreement, including but not limited to, covenants involving their existence; property taxes and other charges; access to properties, repairs, maintenance and alterations; performance of other agreements; environmental matters; title to properties; leases; estoppel statements; management of the Properties; special purpose bankruptcy remote entity status; change in business or operation of the Properties; debt cancellation; affiliate transactions; indebtedness of the Borrowers limited to Permitted Indebtedness (as defined in the Loan Agreement); ground lease reserve relating to MVP New Orleans’ Property; property cash flow allocation; liens on the Properties; ERISA matters; approval of major contracts; payments upon a sale of a Property; and insurance, notice and reporting obligations as set forth in the loan agreement. The Loan Agreement contains customary events of default and indemnification obligations. The loan proceeds were used to repay and discharge the KeyBank Credit Agreement, dated as of December 29, 2017, as amended, per the terms outlined in the third amendment to the Credit Agreement dated September 28, 2018, as previously filed on Form 8-K on October 2, 2018 and incorporated herein by reference. The Company is in preliminary discussions with LoanCore to exercise the one-year extension option in the loan agreement to extend the maturity of this loan; however, there can be no assurance this option will be exercised.  If the Company is unable to extend the maturity date and is unable to repay the loan at maturity, the lenders could foreclose upon the collateral securing the loan, in which case the Company would lose its significant amount of equity value in such collateral. On July 9, 2020, the Company entered into a loan modification agreement with LoanCore Capital Credit REIT, LLC for the following notes payable: (i) MVP Raider Park Garage, LLC, (ii) MVP New Orleans Rampart, LLC, (iii) MVP Hawaii Marks Garage, LLC, (iv) MVP Milwaukee Wells, LLC, (v) MVP Indianapolis City Park, LLC, (vi) MVP Indianapolis WA Street, LLC. The Agreement defers a portion of the required monthly interest payments from June 2020 through November 2020 and reduces the LIBOR Floor from 1.95% to 0.50%, the Modified LIBOR Floor.

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
(7)
On July 31, 2020, the Company entered into three loan modification agreements with American National Insurance Company (“ANICO”) for the following three loans: (i) Minneapolis City Parking, LLC, (ii) West 9th Properties II, LLC and (iii) MVP Fort Worth Taylor, LLC. The Company has entered into an Escrow Agreement with ANICO in which $950,000 in condemnation proceeds from the City of Minneapolis shall be used to pay the monthly principal and interest due each note, beginning with the payment due May 1, 2020, until the termination date.

(8)
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

 * 2 Year Interest Only
** 10 Year Interest Only

Total interest expense incurred for each of the three months ended September 30, 2020 and 2019 was approximately $2.1 million. Total loan amortization cost for each of the three months ended September 30, 2020 and 2019, was approximately $0.2 million. Total interest expense incurred for the nine months ended September 30, 2020 and 2019, was approximately $6.3 million and $6.5 million, respectively. Total loan amortization cost for the nine months ended September 30, 2020 and 2019, was approximately $0.6 million and $0.7 million, respectively.

As of September 30, 2020, future principal payments on notes payable are as follows:

2020	$48,654,000
2021	2,087,000
2022	2,252,000
2023	2,498,000
2024	15,283,000
Thereafter	88,674,000
Less unamortized loan issuance costs	(1,257,000)
Total	$158,191,000

The following table shows notes payable paid in full during the nine months ended September 30, 2020:

Property	Original Debt Amount	Monthly Payment	Balance as of 09/30/20	Lender	Term	Interest Rate	Loan Maturity
MVP San Jose 88 Garage, LLC	$1,645,000	Interest Only	--	Multiple	1 Year	7.50%	6/30/2020
The Parking REIT D&O Insurance	$1,681,000	$171,000	--	MetaBank	1 Year	8.00%	4/30/2020

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

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the “St. Louis Master Lease”), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of the former Advisor, as tenant, (the “St. Louis Master Tenant”). St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC. The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold. The Company will be entitled to its proportionate share of the rent payments based on its ownership interest. Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses.  For the three months ended September 30, 2020 and 2019, distributions received were none and $52,000 respectively.  For the nine months ended September 30, 2020 and 2019, distributions received were $34,000 and $170,000, respectively.

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

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	September 30, 2020	December 31, 2019
	(Unaudited)	(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000	$11,512,000
Cash	1,000	28,000
Cash – restricted	31,000	24,000
Due from related parties	158,000	--
Prepaid expenses	12,000	10,000
Total assets	$11,714,000	$11,574,000

LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $47,000 and $46,000 as of September 30, 2020 and December 31, 2019, respectively	$5,953,000	$5,954,000
Accounts payable and accrued liabilities	303,000	93,000
Due to related party	--	57,000
Total liabilities	6,256,000	6,104,000
Equity
Member’s equity	6,129,000	6,129,000
Offering costs	(574,000)	(574,000)
Accumulated earnings	1,220,000	952,000
Distributions to members	(1,317,000)	(1,037,000)
Total equity	5,458,000	5,470,000
Total liabilities and equity	$11,714,000	$11,574,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$182,000	$183,000	$547,000	$556,000
Expenses	(99,000)	(91,000)	(279,000)	(269,000)
Net income	$83,000	$92,000	$268,000	$287,000

Note M – Right of Use Leased Asset and Lease Liability

The Company executed a lease agreement for its office space at 9130 W. Post Rd., Suite 200, Las Vegas, NV 89148 with a commencement date of January 10, 2020. The lease has a ten-year term with an annual payment of $180,480 per annum during the lease term. The lease is accounted for as an operating lease under ASU 2016-02, Leases – (Topic 842). The Company recognized a Right of Use (“ROU”) Leased Asset and a Right of Use (“ROU”) Lease Liability on the lease commencement date. The value of both the ROU asset and ROU liability, at September 30, 2020, was approximately $1,309,000. The Company recognized approximately $45,000 and $135,000 of operating lease expense during the three and nine months ended September 30, 2020, respectively. This expense is included in general and administrative expense.

As of September 30, 2020, future lease liability is as follows:

2020	$37,000
2021	114,000
2022	121,000
2023	127,000
2024	134,000
Thereafter	776,000
Total	$1,309,000

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

The holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. Since a Listing Event, as defined in the charter, did not occur by March 31, 2018, the cash dividend rate has been increased to 7.50%, until a Listing Event at which time, the annual dividend rate will be reduced to 5.75% of the Stated Value. Based on the number of Series A shares outstanding at September 30, 2020, the increased dividend rate costs the Company approximately $13,000 more per quarter in Series A dividends.

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

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2020, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at September 30, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company’s common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value. Based on the number of Series 1 shares outstanding at September 30, 2020, the increased dividend rate costs the Company approximately $150,000 more per quarter in Series 1 dividends.

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2020, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at September 30, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock. As of the date of this filing the Company had an estimated fair market value of potential warrants that was immaterial.

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

	Number of shares		Internalization Contribution
Internalization consideration in common stock at $17.50	1,100,000	(1)	$19,250,000
Internalization consideration in common stock at $25.10	500,000	(2)	12,550,000
Total internalization consideration	1,600,000		$31,800,000

Internalization consideration issued April 1, 2019 at $17.50	(400,000)		(7,000,000)
Shares issued December 31, 2019 at $17.50	(400,000)		(7,000,000)
Deferred management internalization at September 30, 2020	800,000		$17,800,000
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

Total expense recorded for the matching 401(k) contribution in the three and nine months ended September 30, 2020 was approximately $10,000 and $25,000, respectively. Total expense for the matching 401 (k) contribution in the three and nine months ended September 30, 2019 was $5,000.

Note R — Subsequent Events
On October 23, 2020, the Company received the remaining condemnation proceeds of $596,000 from the city of Minneapolis and funded the remaining $246,000 due to the ANICO escrow account on October 26, 2020.
On November 13, 2020, the Company entered into a settlement agreement with ABM Industry Groups, LLC.  The settlement is in consideration for the release of ABM for any and all issues arising out of disputes related to the leases for MVP Indianapolis City Park Garage, LLC, MCI 1372 Street, LLC and MVP Clarksburg Lot, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2019. As used herein, the terms "we," "our" and "us" refer to The Parking REIT, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which the Company refers to as the "operating limited partnership," and to their subsidiaries.

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

•	competitive factors that may limit the Company’s ability to make investments or attract and retain tenants;
•	the Company’s ability to generate sufficient cash flows to pay distributions to the Company’s stockholders;
•	the Company’s failure to maintain its status as a REIT for the year ending December 31, 2020;
•	the Company’s ability to successfully integrate pending transactions and implement an operating strategy;
•	the Company’s ability to list shares of common stock on a national securities exchange or complete another liquidity event;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
•	changes in interest rates;
•	changes to generally accepted accounting principles, or GAAP;
•	the Company’s ability to negotiate amendments or extensions to existing debt agreements.
•	the impact on our business and those of our tenants from epidemics, pandemics or outbreaks of an illness, disease or virus (including COVID-19); and
•	potential adverse impacts from changes to the U.S. tax laws.

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

Overview

Commencing with its taxable year ended December 31, 2017 through December 31, 2019, the Company has operated in a manner to qualify as a REIT. However, for the quarters ended June 30, 2020 and September 30, 2020, the Company does not appear to be in compliance with the REIT income tests. These REIT income tests are measured on an annual basis, and we are evaluating options and strategies that may enable us to maintain our REIT status for our taxable year ending December 31, 2020 notwithstanding our inability to comply with these income tests in the past two quarters.  If implemented, these options and strategies, may have negative ancillary impacts on our business and operations, including potentially increasing our overall tax liability.  If we determine that the potential negative impacts of these options outweigh the benefits of potentially maintaining our REIT status, we may choose not to implement any of these options.  Moreover, even if we choose to implement any of these options, no assurances can be given that our implementation will be successful  or that these options will in fact enable us to maintain our status as a REIT for our taxable year ending December 31, 2020.  Accordingly, unless we choose, and are able, to successfully implement an alternative operating strategy, it is highly likely that the Company will no longer qualify as a REIT for the year ending December 31, 2020. If we fail to qualify as a REIT for our taxable year ended December 31, 2020, we would no longer be required to make distributions of our annual taxable income in order to maintain our REIT status.  Moreover, unless entitled to relief under specific statutory or administrative provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following 2020.  We believe that we may not be entitled to this statutory relief, and there can be no assurances that we will be able to obtain such relief.

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

As a result of these measures, the COVID-19 pandemic continues to negatively impact almost every industry directly or indirectly, including ours and the industries in which our tenants operate, with much of the impact still unknown. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. In particular, many of the Company’s properties are located in urban centers, near government buildings and sports centers. Demand for parking in these locations depends in large part on customer traffic, and conditions that lead to a decline in customer traffic have had and may continue to have a material and adverse impact on those businesses. Many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. Such events are adversely impacting and may continue to adversely impact the Company’s tenants’ sales and/or cause the temporary closure of the Company’s tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, may impact or eliminate the rental revenue the Company generates from its leases with them. In addition, some state governments and other authorities were in varying stages of lifting or modifying some of these measures and some have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time. The Company’s rental revenue and the return on its investments has been and may continue to be materially adversely affected by restrictions requiring people to shelter in place in reaction to the COVID-19 outbreak and may be further materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where the Company’s parking facilities are situated to other locations. In particular, a majority of the Company’s property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking.

The Company experienced certain disruptions in base rent revenue and percentage rent revenue during the quarter ended September 30, 2020. For further information regarding the impact of COVID-19 on the Company’s see Results of operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. While the Company is currently unable to completely estimate the future impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of November 16, 2020, the Company had entered into thirty five lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease. While the Company continues to review and negotiate rent relief requests with tenants and plans to continue to execute lease amendments based on its evaluation of each tenant’s circumstances, there can be no assurance the Company will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. The extent of the impact of COVID-19 on the Company’s financial and operational performance will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s tenants, all of which are uncertain and cannot be predicted. The extent to which COVID-19 may impact the Company’s financial condition or results of operations cannot be determined at this time. For further information regarding the impact of COVID-19 on the Company, see Note R — Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report and Part II, Item 1A titled “Risk Factors.”

In January of 2019, we were notified by the City of Minneapolis that a portion of our property, Minneapolis City Parking, located at 1022 Hennepin Ave would be utilized for an expansion of the street and for a new transit center.  After negotiating with the City for over a year, we were able to settle on the City taking approximately 6,000 sq. ft. of frontage on Hennepin Avenue, where we would still be left with one entrance on Hennepin Avenue and multiple entrances and exits on 10th and 11th streets.  The City agreed to compensate The Parking REIT in the amount of $1.3 million, with a portion to be used to reconfigure the parking lot, to enable it to fit 266 parking spaces compared to 268 prior to the taking, and will be required to landscape the front portion of the lot once the improvements are complete.  Proceeds totaling $1.3 million have been received in full as of the time of this filing.
On July 31, 2020, the Company entered into three loan modification agreements and an escrow agreement with American National Insurance Company (“ANICO”) for the following three loans: (i) Minneapolis City Parking, LLC, (ii) West 9th Properties II, LLC and (iii) MVP Fort Worth Taylor, LLC in which $950,000 in condemnation proceeds from the City of Minneapolis shall be used to pay the monthly principal and interest due under each note, beginning with the payment due June 1, 2020, until the termination date defined as the earlier of (i) payment in full of the Minneapolis City loan or (ii) the date that the debt service coverage of the real property securing each loan is at least 1.10 to 1.0 calculated on a trailing three-month basis. On August 6, 2020, $704,000 was wired to the ANICO escrow account. On October 23, 2020, the Company received the remaining condemnation proceeds of $596,000 from the city of Minneapolis and funded the remaining $246,000 due to the ANICO escrow account on October 26, 2020.
On September 25, 2020, the Company entered into Parking Management Agreements with Interstate Parking Company for the following three properties: MVP St. Paul Holiday Garage, LLC effective October 1, 2020 through September 30, 2025; MVP Milwaukee Old World, LLC effective November 1, 2020 through October 31, 2025 and MVP Milwaukee Arena Lot, LLC effective December 1, 2020 through November 30, 2025. These Parking Management Agreements provide for Interstate Parking Company to receive a monthly base management fee and monthly incentive fee which consists of a certain percent of net operating income over a defined threshold. All other net operating income is remitted to the Company.
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

Results of Operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

	For the Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues
Base rent income	$3,132,000	$5,036,000	$(1,904,000)	(38%)
Management income	303,000	--	303,000	100%
Percentage rent income	75,000	1,045,000	(970,000)	(93%)
Total revenues	$3,510,000	$6,081,000	$(2,571,000)	(42%)

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

During the three months ended September 30, 2020 and 2019 the Company received percentage rent on the following properties:

	For the Three Months Ended September 30
	2020	2019	$ Change	% Change
Percentage rent income
MVP PF Ft. Lauderdale(a)	$--	$33,000	$(33,000)	(100%)
Mabley Place Garage	--	316,000	(316,000)	(100%)
MVP Indianapolis Washington	--	36,000	(36,000)	(100%)
MVP Milwaukee Arena	--	16,000	(16,000)	(100%)
MVP St Paul Holiday	--	57,000	(57,000)	(100%)
MVP Detroit Center Garage (d)	--	566,000	(566,000)	(100%)
St. Louis Broadway	--	4,000	(4,000)	(100%)
MVP Raider Park Garage	75,000	17,000	58,000	341%
Total revenues	$75,000	$1,045,000	$(970,000)	(92.8%)

Decrease in percentage rent is due to lease amendments entered into due to COVID-19. The Company does not expect to receive any additional percentage rent for the remainder of 2020.

	For the Three Months Ended September 30,
	2020	2019	$ Change	% Change
Operating expenses
Property taxes	$955,000	$734,000	$221,000	30%
Property operating expense	263,000	421,000	(158,000)	(38%)
General and administrative	1,452,000	1,625,000	(173,000)	(11%)
Professional fees	384,000	3,869,000	(3,485,000)	(90%)
Acquisition expenses	--	1,000	(1,000)	(100%)
Depreciation and amortization expenses	1,305,000	1,285,000	20,000	2%
Impairment	6,475,000	500,000	5,975,000	1195%
Total operating expenses	10,834,000	8,435,000	2,770,000	33%
Loss from operations	$(7,324,000)	$(2,354,000)	$(4,970,000)	211%

The Company is continuing to monitor the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on rental rates and rent collections. As of September 30, 2020, the Company has entered into thirty-five lease amendments with eight tenants/operators that became effective during the second quarter. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease.  Although the Company is and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent relief, the Company can provide no assurance that such efforts or its efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. The decrease in base rent income and percentage rent income during the quarter ended September 30, 2020 is primarily due to these lease amendments and the impact of the COVID-19 pandemic during the third quarter of 2020. In particular, many of the Company’s properties are located in urban centers, near government buildings and sporting venues, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic have had and may continue to have a material and adverse impact on those businesses. Many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. See Part II, Item 1A titled “Risk Factors” for more information on the effect of COVID-19 on our business.

Property taxes

The increase in property taxes in 2020 compared to 2019 is attributable primarily to the lease amendments which have decreased the property tax burden on the Company’s tenants for 2020.

General and administrative

The decrease in general and administrative expenses from 2019 to 2020 of $173,000 was primarily attributable to (i) a decrease in director and officer insurance expense of approximately $151,000, (ii) a decrease in payroll expense of approximately $92,000 and (iii) a decrease in investor services expense of approximately $31,000. The decrease in the director and officer insurance expense is due to the fact that the premium paid for the six-year tail policy, purchased on June 30, 2019, was fully expensed during the twelve months ended June 30, 2020. These decreases were partially offset by increases in taxes & licenses expense of approximately $77,000 and office rent expense of approximately $25,000.

Professional fees

The decrease in professional fees was primarily due to lower legal fees incurred during the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 and $0.8 million of insurance proceeds received, during the quarter ended September 30, 2020 for claims made against the director and officer insurance policy. These reimbursements were related to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019.

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

Acquisition expenses

Acquisition expenses related to purchased properties are capitalized with the investment in real estate. Acquisition expenses incurred during the three months ended September 30, 2020 and 2019 relate solely to dead deals.

Depreciation and amortization expenses

The increase in depreciation and amortization expenses was due to assets placed in service following the completion of construction projects or general improvements on properties already held.

Impairment

During the three months ended September 30, 2020 and 2019, the Company recorded approximately $6.5 million and $0.5 million, respectively, of asset impairment charges. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs. See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Three Months Ended September 30,
	2020	2019	$ Change	% Change
Other income (expense)
Interest expense	$(2,326,000)	$(2,375,000)	$49,000	(2%)
Gain from sale of investment in real estate	--	2,294,000	(2,294,000)	(100%)
Other income	--	50,000	(50,000)	(100%)
Income from DST	44,000	52,000	(8,000)	(15%)
Total other expense	$(2,282,000)	$21,000	$(2,303,000)	(1096%)

Interest expense

The decrease in interest expense for the period ended September 30, 2020, as compared to the same period in 2019, is primarily attributable to principal amortization of existing debt, a slight reduction of interest rates on the variable rate loan and the net paydown of certain private loans.

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

Interest expense recorded for the three months ended September 30, 2020 and 2019 includes amortization of loan issuance costs. Total amortization of loan issuance cost for the three months ended September 30, 2020 and 2019 was approximately $0.2 million and $0.2 million, respectively.

For additional information see Note J – Notes Payable in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Gain on sale of investment in real estate

During September 2019, the Company sold the surface parking lot and office building in Fort Lauderdale for $6.1 million, which resulted in a gain from sale of investments of approximately $2.3 million.

Results of Operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues
Base rent income	$11,525,000	$15,126,000	$(3,601,000)	(24%)
Management income	596,000	--	596,000	100%
Percentage rent income	402,000	1,756,000	(1,354,000)	(77%)
Total revenues	$12,523,000	$16,882,000	$(4,359,000)	(26%)

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

Due to the COVID-19 pandemic the Company temporarily transitioned fourteen leases to management agreements due to the fact that many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. This reduced demand for parking is adversely impacting and may continue to adversely impact the Company’s tenants’ sales and/or cause the temporary closure of the Company’s tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, may impact or eliminate the rental revenue the Company generates from its leases with them. Per these management agreements, the tenant now operates the property on behalf of the Company and pays their operating expenses from gross parking revenue and is required to remit an agreed upon percentage of the remainder to the Company instead of base rent payments. Revenues from these properties are recorded as management income.

For additional information see Note D – Investments in Real Estate in the notes to the condensed consolidated financial statements included in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

During the nine months ended September 30, 2020 and 2019 the Company received percentage rent on the following properties:

	For the Nine Months Ended September 30
	2020	2019	$ Change	% Change
Percentage rent income
MVP PF Ft. Lauderdale (a)	$--	$33,000	$(33,000)	(100%)
Mabley Place Garage (b)	--	316,000	(316,000)	(100%)
MVP Ft Worth Taylor	94,000	8,000	86,000	1075%
MVP Indianapolis Washington (b)	--	36,000	(36,000)	(100%)
MVP Milwaukee Arena (b)	31,000	47,000	(16,000)	(34%)
MVP Denver 1935 Sherman (b)	--	9,000	(9,000)	(100%)
MVP Cleveland West 9th (b)	--	11,000	(11,000)	(100%)
MVP St. Paul Holiday (b)	--	82,000	(82,000)	(100%)
MVP Detroit Center Garage (b)	153,000	1,155,000	(1,002,000)	(87%)
St. Louis Broadway	5,000	4,000	1,000	25%
MVP Raider Park	75,000	17,000	58,000	341%
MVP New Orleans Rampart	44,000	38,000	6,000	16%
Total revenues	$402,000	$1,756,000	$(1,354,000)	(77%)

a)	Property was sold in September 2019.
b)	Lost transient business as a result of restrictions intended to slow the spread of COVID-19.

	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Operating expenses
Property taxes	$2,460,000	$2,254,000	$206,000	9%
Property operating expense	1,374,000	1,157,000	217,000	19%
Asset management expense – related party	--	854,000	(854,000)	(100%)
General and administrative	4,681,000	3,737,000	944,000	25%
Professional fees	592,000	5,598,000	(5,006,000)	(89%)
Management internalization	--	32,004,000	(32,004,000)	(100%)
Acquisition expenses	3,000	251,000	(248,000)	(99%)
Depreciation and amortization expenses	3,948,000	3,876,000	72,000	2%
Impairment	14,115,000	1,452,000	12,663,000	872%
Total operating expenses	27,173,000	51,183,000	(24,010,000)	(47%)
Loss from operations	$(14,650,000)	$(34,301,000)	$19,651,000	(57%)

The Company is continuing to monitor the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on rental rates and rent collections. As of September 30, 2020, the Company has entered into thirty-five lease amendments with eight tenants/operators that became effective during the second quarter. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease.  Although the Company is and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent relief, the Company can provide no assurance that such efforts or its efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. The decrease in base rent income and percentage rent income during the nine months ended September 30, 2020 is primarily due to these lease amendments and the impact of the COVID-19 pandemic during the second quarter of 2020. In particular, many of the Company’s properties are located in urban centers, near government buildings and sports centers, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic have had and may continue to have a material and adverse impact on those businesses. Many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. See Item 1A titled “Risk Factors” in Part II of this report. For more information on the effect of COVID-19 on our business, see Part II, Item 1A titled “Risk Factors.”

Property taxes

The increase in property taxes in 2020 compared to 2019 is attributable primarily to the lease amendments which have decreased the property tax burden on the Company’s tenants for 2020.

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

General and administrative

During the nine months ended September 30, 2020, general and administrative expenses increased $944,000 compared to the nine months ended September 30, 2019. This increase is primarily attributable to an increase in (i) director and officer insurance expense of approximately $805,000, (ii) office rent of approximately $114,000 and (iii) taxes and licenses expense of approximately $51,000. As disclosed in Results of Operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, the Company purchased a six-year tail policy on June 30, 2019 and fully expensed this premium over the twelve months ended June 30, 2020. The Company also renewed its existing director and officer insurance policy on this date and the Company’s premiums for the current policy also increased over the prior year. As a result, total director and officer insurance expense increased during the nine months ended September 30, 2020. These increases were partially offset by decreases in other expenses.

Professional fees

The decrease in professional fees was primarily due to $4.1 million of insurance proceeds received for claims made against the director and officer insurance policy.  These reimbursements were related to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019.

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

Acquisition expenses

Acquisition expenses related to purchased properties are capitalized with the investment in real estate. Acquisition expenses incurred during the nine months ended September 30, 2020 and 2019 relate solely to dead deals.

Depreciation and amortization expenses

The increase in depreciation and amortization expenses was due to assets placed in service following the completion of construction projects or general improvements on properties already held.

Impairment

During the nine months ended September 30, 2020 and 2019, the Company recorded approximately $14.1 million and $1.5 million of asset impairment charges, respectively. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs. See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Other income (expense)
Interest expense	$(6,910,000)	$(7,164,000)	$254,000	(4%)
Gain from sale of investment in real estate	694,000	2,294,000	(1,600,000)	(70%)
Other income	151,000	81,000	70,000	86%
Income from DST	143,000	170,000	(27,000)	(16%)
Total other expense	$(5,922,000)	$(4,619,000)	$(1,303,000)	(28%)

Interest expense

The decrease in interest expense for the nine months ended September 30, 2020, as compared to the same period in 2019, is primarily attributable to lower interest rates for the variable rate loans and principal amortization of existing debt partially offset by net increase in long term debt.

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

Interest expense recorded for the nine months ended September 30, 2020 and 2019 includes amortization of loan issuance costs. Total amortization of loan issuance cost for the nine months ended September 30, 2020 and 2019 was approximately $0.6 million and $0.7 million, respectively.

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

During September 2019, the Company sold the surface parking lot and office building in Fort Lauderdale for $6.1 million, which resulted in a gain from sale of investments of approximately $2.3 million.

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

The Company’s calculation of FFO and MFFO attributable to common shareholders is presented in the following table for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to The Parking REIT, Inc. common shareholders	$(9,826,000)	$(3,145,000)	$(22,259,000)	$(41,232,000)
Add (Subtract):
Gain on Sale of real estate	--	(2,294,000)	(694,000)	(2,294,000)
Impairment of real estate	6,475,000	500,000	14,115,000	1,452,000
Depreciation and amortization expenses of real estate assets	1,305,000	1,285,000	3,948,000	3,876,000
FFO	$(2,046,000)	$(3,654,000)	$(4,890,000)	$(38,198,000)
Add (subtract):
Acquisition fees and expenses	--	1,000	3,000	251,000
Change in Deferred Rental Assets	(56,000)	(10,000)	(80,000)	(32,000)
MFFO attributable to The Parking REIT, Inc. shareholders	$(2,102,000)	$(3,663,000)	$(4,967,000)	$(37,979,000)
Distributions paid to Common Shareholders	$--	$--	$--	$--

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

As of September 30, 2020, the Company’s debt consisted of approximately $120.0 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs and the Company’s cash and cash equivalents and restricted cash were approximately $6.9 million ($3.4 million of which was restricted cash). The Company’s unrestricted cash balance was approximately $3.1 million as of the date of filing.

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

Sources and Uses of Cash

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	For the nine months Ended September 30,
	2020	2019
Net cash used in operating activities	$(5,348,000)	$(3,203,000)
Net cash provided by investing activities	485,000	2,502,000
Net cash provided by financing activities	113,000	989,000

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019:

The Company’s cash and cash equivalents and restricted cash were approximately $6.9 million as of September 30, 2020, which was a decrease of approximately $2.8 million from the balance at September 30, 2019.

Cash flows from operating activities

Net cash used in operating activities for the nine months ended September 30, 2020 was approximately $5.3 million, compared to approximately $3.2 million for the same period in 2019. The increase in cash used was primarily due to an increase in accounts receivable and an increase in net loss adjusted for impairment recorded during the nine months ended September 30, 2020 compared to net loss adjusted for impairment and internalization expense during the nine months ended September 30, 2019. These increases were partially offset by a decrease in gain on sale of investment and other assets and prepaids.

Cash flows from investing activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was approximately $0.5 million, compared to approximately $2.5 million for the same period in 2019. The decrease in cash provided by investing activities was due primarily to lower proceeds from the sale of investments in real estate.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was approximately $0.1 million compared to approximately $1.0 million provided by financing activities during the same period in 2019. The decrease in cash provided by financing activities was primarily due to the fact that there were less proceeds from notes payable acquired during the period and payments on notes payable of approximately $3.0 million.

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

The loan with Bank of America for the MVP Detroit garage requires the Company to maintain $2.3 million in liquidity at all times, which is defined as unencumbered cash and cash equivalents. As of the date of this filing, the Company was in compliance with this lender requirement.  However, if the Company is unable to sell assets it is likely the Company will be unable to meet this requirement by the end of the fourth quarter of 2020 or during the first quarter of 2021. The Company will need to obtain a waiver for this requirement and if it is unable to obtain a waiver, this could result in an event of default and acceleration of such loan if the lender is unwilling to waive the requirement.

The Company is in preliminary discussions with LoanCore to exercise the one-year extension option in the loan agreement to extend the maturity of the $39.5 million loan, due December 9, 2020; however, there can be no assurance this option will be exercised. If the Company is unable to extend the maturity date and is unable to repay the loan at maturity, the lenders could foreclose upon the collateral securing the loan, in which case the Company would lose its significant amount of equity value in such collateral.

The Company’s secured mortgage debt of approximately $53.8 million and $53.9 million as of September 30, 2020 and December 31, 2019, respectively, require Mr. Shustek and the former Advisor to continue to provide guarantees. In connection with the Contribution Agreement and the Internalization, Mr. Shustek and the former Advisor will continue to provide such guarantees. For additional information regarding the Company’s indebtedness, please see Note J – Notes Payable in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

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

The ongoing COVID-19 pandemic has significantly adversely impacted global economic activity, contributed to significant volatility and negative pressure in financial markets and resulted in unprecedented job losses causing many to fear an imminent global recession. Due to these factors, the Company entered into the following loan modification agreements with its lenders during the quarters ended June 30 and September 2020.

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

On July 9, 2020, the Company entered into a loan modification agreement (the “Agreement”) with LoanCore Capital Credit REIT, LLC for the following notes payable: (i) MVP Raider Park Garage, LLC, (ii) MVP New Orleans Rampart, LLC, (iii) MVP Hawaii Marks Garage, LLC, (iv) MVP Milwaukee Wells, LLC, (v) MVP Indianapolis City Park, LLC, (vi) MVP Indianapolis WA Street, LLC. The Agreement defers a portion of the required monthly interest payments from June 2020 through November 2020 and reduces the LIBOR Floor from 1.95% to 0.50%, the Modified LIBOR Floor. The Company is also in preliminary discussions with LoanCore to exercise the one-year extension option in the loan agreement to extend the maturity of the $39.5 million loan due December 9, 2020; however, there can be no assurance this option will be exercised.  If the Company is unable to extend the maturity date and is unable to repay the loan at maturity, the lenders could foreclose upon the collateral securing the loan, in which case the Company would lose its significant amount of equity value in such collateral.
On July 31, 2020, the Company entered into three loan modification agreements (the “Agreements”) with American National Insurance Company (“ANICO”) for the following three loans: (i) Minneapolis City Parking, LLC, (ii) West 9th Properties II, LLC and (iii) MVP Fort Worth Taylor, LLC. The Company has entered into an Escrow Agreement with ANICO in which $950,000 in condemnation proceeds from the City of Minneapolis shall be used to pay the monthly principal and interest due each note, beginning with the payment due June 1, 2020, until the termination date. On August 6, 2020, $704,000 was wired to the ANICO escrow account. On October 23, 2020, the Company received the remaining condemnation proceeds of $596,000 from the city of Minneapolis and funded the remaining $246,000 due to the ANICO escrow account on October 26, 2020.
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
Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the former Advisor and its affiliates in connection with the Company’s organization operations for the three and nine months ended September 30, 2020 and 2019.

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

Common Stock

From inception through September 30, 2020, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,826 shares of its common stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

The Company’s total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company’s DRIP are detailed below.

On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

To date, all distributions were paid from offering proceeds and therefore represent a return of capital.

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2020	$--	$--	$--	$(793,000)
2nd Quarter, 2020	--	--	--	(1,899,000)
3rd Quarter, 2020	--	--	--	(2,656,000)
4th Quarter, 2020	--	--	--	--
Total 2020	$--	$--	$--	$(5,348,000)

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$--	$--	$--	$(1,272,000)
2nd Quarter, 2019	--	--	--	(942,000)
3rd Quarter, 2019	--	--	--	(989,000)
4th Quarter, 2019	--	--	--	1,436,000
Total 2019	$--	$--	$--	$(1,767,000)

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

The offering price was $1,000 per share. In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2020, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. These warrants will expire five years from the 90th day after the occurrence of a listing event.

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

From initial issuance through September 30, 2020, the Company had declared distributions of approximately $704,000 of which approximately $597,000 had been paid to Series A stockholders.

	Total Series A Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2020	$54,000	$(793,000)
2nd Quarter, 2020	--	(1,899,000)
3rd Quarter, 2020	--	(2,656,000)
4th Quarter, 2020	--	--
Total 2020	$54,000	$(5,348,000)

	Total Series A Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$54,000	$(1,272,000)
2nd Quarter, 2019	54,000	(942,000)
3rd Quarter, 2019	54,000	(989,000)
4th Quarter, 2019	54,000	1,436,000
Total 2019	$216,000	$(1,767,000)

Preferred Series 1 Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock (“Series 1”), par value $0.0001 per share. On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company’s common stock, to accredited investors. On January 31, 2018, the Company closed this offering. As of September 30, 2020, the Company had raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 shares of Series 1 issued and outstanding.

The offering price is $1,000 per share. In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2020, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. These warrants will expire five years from the 90th day after the occurrence of a listing event.

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

From issuance date through September 30, 2020, the Company had declared distributions of approximately $7.8 million of which approximately $6.4 million had been paid to Series 1 stockholders.

	Total Series 1 Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2020	$696,000	$(793,000)
2nd Quarter, 2020	--	(1,899,000)
3rd Quarter, 2020	--	(2,656,000)
4th Quarter, 2020	--	--
Total 2020	$696,000	$(5,348,000)

	Total Series 1 Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$697,000	$(1,272,000)
2nd Quarter, 2019	695,000	(942,000)
3rd Quarter, 2019	696,000	(989,000)
4th Quarter, 2019	696,000	1,436,000
Total 2019	$2,784,000	$(1,767,000)

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

Income Taxes

Commencing with the taxable year ended December 31, 2017 through December 31, 2019, the Company believes it has been organized and conducted operations to qualify as a REIT under Sections 856 to 860 of the Code. As a result of the COVID-19 pandemic, the Company has entered into temporary lease amendments with some of its tenants. The income generated under these lease amendments do not constitute qualifying REIT income for purposes of the REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the quarters ended June 30, 2020 and September 30, 2020.  As discussed below, unless the Company chooses and is able to successfully implement an alternative operating strategy, it is highly likely that the Company will no longer qualify as a REIT for the year ending December 31, 2020.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company’s REIT taxable income may substantially exceed or be less than the income calculated according to GAAP. In addition, the Company will be subject to corporate income tax to the extent that less than 100% of the net taxable income is distributed, including any net capital gain.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of September 30, 2020.

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

REIT Compliance

The Company elected to be treated as a REIT for federal income tax purposes for the year ended December 31, 2017 and has continued to operate in a manner to qualify as a REIT for federal income tax purposes for the years ended December 31, 2018 and 2019. As long as the Company continues to maintain REIT status, the Company generally will not be subject to federal income tax on income that the Company distributes to its stockholders.

As a result of the COVID-19 pandemic, the Company has entered into temporary lease amendments with some of its tenants which generate income that does not constitute qualifying REIT income for purposes of the REIT gross income tests.  As a result, the Company was not in compliance with the annual REIT income tests for the quarters ended June 30, 2020 and September 30, 2020.  The REIT income tests are measured on an annual basis, and we are evaluating options and strategies that may enable us to maintain our REIT status for our taxable year ending December 31, 2020 notwithstanding our inability to comply with these income tests in the past two quarters.  If implemented, these options and strategies, may have negative ancillary impacts on our business and operations, including potentially increasing our overall tax liability.  If we determine that the potential negative impacts of these options outweigh the benefits of potentially maintaining our REIT status, we may choose not to implement any of these options.  Moreover, even if we choose to implement any of these options, no assurances can be given that our implementation will be successful or that these options will in fact enable us to maintain our status as a REIT for our taxable year ending December 31, 2020.  Accordingly, unless we choose, and are able, to successfully implement an alternative operating strategy, it is highly likely that the Company will no longer qualify as a REIT for the year ending December 31, 2020.

If we fail to qualify as a REIT for our taxable year ended December 31, 2020, unless entitled to relief under specific statutory or administrative provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following 2020.  We believe that we may not be entitled to this statutory relief, and there can be no assurances that we will be able to obtain such relief.

Moreover, if we fail to qualify as a REIT, we would no longer be required to make distributions of our annual taxable income to our stockholders in order to maintain our REIT status and any distributions made to our stockholders will not be deductible by the Company.  As a result, the failure to qualify as a REIT could reduce the cash available for distribution by the Company to its stockholders. In addition, all distributions to stockholders would be taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits.  Corporate stockholders may be eligible for the dividends-received deduction.  In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income.  Non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026 for purposes of determining their U.S. federal income tax (but not for purposes of the 3.8% Medicare tax),  subject to certain limitations.

Given projected losses in 2020, as well as the potential tax benefit of net operating loss carryforwards that the Company does not anticipate utilizing as long as it maintains its status as a REIT, the Company will continue to evaluate its current and deferred income tax situation (including the appropriateness of recording a deferred tax asset for net operating losses) throughout the 2020 year as there is additional clarity about the impact of the COVID-19 pandemic to the Company’s ongoing operations, including whether the Company can maintain its REIT status for the 2020 year.

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2020, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at September 30, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 84,510 shares of common stock and would receive gross proceeds of approximately $2.1 million.

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

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As of September 30, 2020, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. These potential warrants will expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at September 30, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2020, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the risk factors in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 under the heading “Risk Factors”, continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program, other than for hardship repurchases in connection with a shareholder’s death. Repurchase requests made in connection with the death of a stockholder were repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company had established an estimated NAV per share, 100% of such amount as determined by the Company’s board of directors, subject to any special distributions previously made to the Company’s stockholders. The Company repurchased 5,115 shares of common stock pursuant to the hardship exception under this program during the nine months ended September 30, 2020.

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

Recent Sales of Unregistered Securities

The Company did not sell any of its equity securities during the quarter ended September 30, 2020 that were not registered under the Securities Act.

Use of Offering Proceeds

As of November 16, 2020, the Company had 7,327,696 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total gross proceeds of approximately $197.2 million, less offering costs.

The following is a table of summary of offering proceeds from inception through September 30, 2020:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	3,251,238	$75,281,000
Redeemed shares	--	(48,318)	(1,185,000)
DRIP shares	--	83,437	2,086,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,981,000
Dividend shares	--	153,826	3,845,000
Distributions	--	--	(12,555,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from advisor	--	--	1,147,000
Shares added for merger	--	3,887,513	85,701,000
Total	42,673	7,327,696	$191,759,000

From October 22, 2015 through September 30, 2020, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through September 30, 2020, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were approximately $192.5 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, of which the Company’s portion of the total purchase price for these parking facilities was approximately $320.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders. The ratio of the costs of raising capital to the capital raised is approximately 0.6%.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1(1)		Articles of Amendment and Restatement of THE PARKING REIT, Inc.
3.2(2)		Articles of Amendment of THE PARKING REIT, Inc.
3.3(3)		Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.4(4)		Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.5(5)		Bylaws of THE PARKING REIT, Inc.
10.1		First Amendment to Loan Agreement with LoanCore dated July 9,2020
31.1(*)		Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)		Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)
The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020, formatted in XBRL (extensible Business Reporting Language (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	C	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed concurrently herewith.
(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015 and incorporated herein by reference.
(2)	Filed previously on Form 8-K on December 18, 2017 and incorporated herein by reference.
(3)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(4)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(5)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Chairman
Date:	November 16, 2020

By:	/s/ J. Kevin Bland
J. Kevin Bland
Chief Financial Officer
Date:	November 16, 2020