Form 10-K
period 2020-12-31
Parking REIT, Inc.
filed 2021-03-31
CIK 1642985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

There is no established market for the Registrant's shares of common stock. On January 14, 2021, the board of directors of the Registrant approved an estimated net asset value per share of the Registrant's common stock of $11.75. There were approximately 5,995,062 shares of common stock held by non-affiliates at June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 30, 2021
Common Stock, $0.0001 Par Value	7,739,952

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
  the outcome of pending litigation or investigations;
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
  the availability of capitaland debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
  changes in interest rates;
  changes to generally accepted accounting principles, or GAAP;
  the Company’s ability to negotiate amendments or extensions to existing debt agreements.
  the impact on our business and those of our tenants from epidemics, pandemics or outbreaks of an illness, disease or virus (including COVID-19);
  the occurrence of any event, change or other circumstances that would compromise the Company’s ability to complete the transactions contemplated by the equity purchase and contribution agreement with an affiliate of Bombe Asset Management LLC (collectively, the “Bombe Transaction”)  within the expected timeframe, on the expected terms or at all the Company’s ability to realize the anticipated benefits of the Bombe Transaction; and
  potential adverse impacts from changes to the U.S. tax laws

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward – looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward – looking statements included in this Annual Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

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

Summary Risk Factors

Set forth below is a summary of the risks described under Item 1A. Risk Factors in this Annual Report on Form 10-K:

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
  We have entered into the Purchase Agreement to provide liquidity to stockholders; however, there can be no assurance that we will complete such transaction on a timely basis, or at all.
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
  Our cash distributions are not guaranteed and may fluctuate.
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

PART I

ITEM 1.                BUSINESS

General

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015.  It had elected to be taxed and believes it had operated in a manner that allowed the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017 through December 31, 2019.  As a result of the COVID-19 pandemic, the Company entered into temporary lease amendments with some of its tenants. The income generated under these lease amendments did not constitute qualifying REIT income for purposes of the REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020. Accordingly, the Company did not qualify as a REIT in 2020 and will be taxed as a C corporation for the year ended December 31, 2020 and for at least its next four taxable years.

As a C corporation, the Company will be subject to federal income tax on its taxable income at regular corporate rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes again for four years following the year in which it no longer qualified as a REIT. Failing to qualify as a REIT will materially and adversely affect the Company’s net income. In addition, distributions to its stockholders will not be deductible by the Company. As a result, being taxed as a C corporation rather than a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, as a C Corp, the Company is not required to distribute any amounts to its stockholders and all distributions to stockholders would be taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits.  In such event, corporate stockholders may be eligible for the dividends-received deduction.  In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income. Non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026 for purposes of determining their U.S. federal income tax (but not for purposes of the 3.8% Medicare tax), subject to certain limitations.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout the United States and Canada. To a lesser extent, the Company may also invest in parking properties that contain other sources of rental income, potentially including office, retail, storage, residential, billboard or cell towers.

The Company is the sole general partner of MVP REIT II Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership. The Company’s wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is operated in a manner to ensure that the Operating Partnership is not classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), which classification could result in the Operating Partnership being taxed as a corporation.

The Company has utilized an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure to enable the Company to acquire real property in exchange for limited partnership interests in the Operating Partnership from owners who desire to defer taxable gain that would otherwise normally be recognized by them upon the disposition of their real property or transfer of their real property to the Company in exchange for shares of the Company’s common stock or cash.

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

Objectives

The Company’s primary objectives are to:

  preserve capital;
  generate current income; and
  explore strategic alternatives to provide liquidity to stockholders, including sales of assets, potential liquidation of the Company, a sale of the Company or a portion thereof or a strategic business combination.

In mid-2019, the Company engaged financial and legal advisors and began to explore a broad range of potential strategic alternatives to provide liquidity to stockholders. On January 8, 2021, the Company, entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, MVP REIT II Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), Michael V. Shustek (“Mr. Shustek”), Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII” and together with VRMI and Mr. Shustek, the “Advisor”) and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). See the Company’s Form 8-K Current Report filed on January 14, 2021 for additional information. While the Bombe Transaction is expected to provide liquidity, there can be no assurance that the Company will receive the anticipated benefits of the Bombe Transaction or that the Bombe Transaction will be completed on the anticipated timeline or at all.

For example, the Company expects to incur additional costs in connection with ongoing litigation, the SEC investigation discussed in Note O - Legalin Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K and legal and consulting fees associated with pursuing any potential strategic alternatives, which in the aggregate may be material, none of which was taken in consideration when the board of directors determined the prior estimated NAV per share. Please see the Company’s Current Reports on Form 8-K filed with the SEC on May 21 and December 30, 2020 for additional information regarding the NAV calculation, as well as “Item 1A. Risk Factors—Risks Related to an Investment in the Company–Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock” in this Annual Report on Form 10-K.

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

  Downtown core
  Government buildings and courthouses
  Sporting venues
  Hospitals
  Hotels

However, as a result of the current COVID-19 pandemic, among other factors, such demand drivers have been and are expected to be significantly diminished for an indeterminate period of time. Many state and local governments are currently restricting public gatherings or requiring people to shelter in place, which has in some cases eliminated or severely reduced the demand for parking. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 1A titled “Risk Factors.”

Prior Investment Criteria

The Company historically focused on acquiring properties that met the following criteria:

  properties that were expected to generate current cash flow;
  properties that were expected to be located in populated metropolitan areas; and
  properties were expected to produce income within 12 months of the Company’s acquisition.

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

Contribution Agreement

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the former Advisor, Vestin Realty Mortgage I, Inc. (“VRTA”) (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (“VRTB”) (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the former Advisor 1,600,000 shares of Common Stock as consideration (the “Consideration”), issuable in four equal installments. The first three installments of 400,000 shares of Common Stock per installment were issued on April 1, 2019, December 31, 2019 and December 31, 2020, respectively. See Note R —Deferred Management Internalization in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information. The remaining installment was due to be issued on December 31, 2021; however, pursuant to the Purchase Agreement, the Advisor has agreed to surrender its claim to such shares. If requested by the Company in connection with any contemplated capital raise by the Company, the former Advisor has agreed not to sell, pledge or otherwise transfer or dispose of any of the Internalization Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. See the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 for more information regarding the Management Internalization.

Concentration

The Company had fourteen and fifteen parking tenants/operators, respectively during both the years ended December 31, 2020 and 2019. One tenant/operator, SP Plus Corporation (Nasdaq: SP) (“SP+”), represented 61.0% of the Company’s base parking rental revenue for the year ended December 31, 2020.

SP+ is one of the largest providers of parking management in the United States. As of December 31, 2020, SP+ managed approximately 3,200 locations in North America.

Below is a table that summarizes parking rent by tenant/operator as a percentage of the Company’s total base parking rental revenue for the periods presented:

	For the Years Ended December 31,
Parking Tenant	2020	2019
SP +	61.0%	60.8%
Premier Parking	15.9%	14.8%
Denison	6.4%	2.7%
ISOM Mgmt	5.1%	3.9%
342 N. Rampart	2.0%	2.9%
Interstate Parking	2.8%	2.9%
St. Louis Parking	1.3%	2.0%
TNSH, LLC	1.5%	1.1%
Lanier	1.0%	2.4%
BEST PARK	1.4%	0.2%
Riverside Parking	0.6%	0.9%
ABM	0.7%	3.9%
Denver School	0.2%	0.2%
Secure	0.1%	0.1%
Premium Parking	0.0%	1.2%

In addition, the Company had concentrations in various cities based on parking rental revenue for the years ended December 31, 2020 and 2019, as well as concentrations in various cities based on the real estate the Company owned as of December 31, 2020 and 2019. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Years Ended December 31,
	2020	2019
Detroit	24.3%	22.6%
Houston	12.2%	11.7%
Fort Worth	10.1%	7.0%
Cincinnati	8.2%	9.3%
Indianapolis	6.4%	6.1%
Lubbock	5.1%	3.9%
Cleveland	4.5%	5.8%
Honolulu	4.4%	4.3%
Milwaukee	3.7%	3.7%
Nashville	3.7%	3.1%
St. Louis	3.6%	5.0%
Minneapolis	2.9%	3.6%
St Paul	2.8%	2.9%
New Orleans	2.0%	2.9%
Bridgeport	1.4%	1.9%
Memphis	1.4%	1.4%
San Jose	1.0%	2.0%
Denver	0.7%	0.7%
Louisville	0.6%	0.9%
Clarksburg	0.4%	0.3%
Wildwood	0.3%	0.3%
Canton	0.3%	0.2%
Ft. Lauderdale	0.0%	0.4%

Real Estate Investment Concentration by City
	As of December 31,
	2020	2019
Detroit	19.0%	17.7%
Houston	11.7%	12.1%
Fort Worth	9.3%	8.8%
Cincinnati	8.1%	8.8%
Honolulu	7.0%	6.8%
Indianapolis	6.1%	5.8%
Cleveland	5.8%	6.3%
Lubbock	4.6%	4.3%
St Louis	4.2%	4.4%
Minneapolis	4.0%	4.3%
Nashville	4.0%	3.7%
Milwaukee	3.9%	3.9%
St Paul	2.9%	2.7%
Bridgeport	2.8%	2.6%
New Orleans	2.6%	2.6%
Memphis	1.3%	1.3%
Denver	1.1%	1.0%
Louisville	1.0%	1.0%
Wildwood	0.2%	0.4%
Clarksburg	0.2%	0.2%
Canton	0.2%	0.2%
San Jose	--	1.1%

Economic Dependency

Although the Company has internalized its management function, the Company remains dependent upon the former Advisor and its affiliates for certain services, particularly the provision of loan guaranties. If these companies are unable to provide the Company with the respective services, including loan guaranties, the Company may be required to find alternative providers of these services.

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

Income Taxes

Commencing with the taxable year ended December 31, 2017 through December 31, 2019 the Company believes it had been organized and conducted operations to qualify as a REIT under Sections 856 to 860 of the Code.  As a result of the COVID-19 pandemic, the Company entered into temporary lease amendments with some of its tenants during the year ended December 31, 2020. The income generated under these lease amendments did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020. Accordingly, the Company did not qualify as a REIT in 2020 and will be taxed as a C corporation for the year ended December 31, 2020 and for at least its next four taxable years.

As a C corporation, the Company will be subject to federal income tax on its taxable income at regular corporate rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes again for four years following the year in which it no longer qualified as a REIT. As a result, being taxed as a C corporation rather than a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, as a C corporation, the Company is not be required to distribute any amounts to its stockholders and all distributions to stockholders would be taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits.  In such event, corporate stockholders may be eligible for the dividends-received deduction.  In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2020.

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  The Company has evaluated its deferred tax assets (primarily net operating losses and tax basis in goodwill that was taken as an expense on the Company’s books) as a taxable C Corporation.  The Company had a §382 study performed to determine limitations on the potential utilization of pre-2020 net operating losses and concluded that it does not expect significant limitations on its ability to utilize such losses in the future as a C Corporation.  However, given the Company’s history of taxable losses and its current taxable losses, and due to the ongoing impact to the Company of the COVID-19 pandemic to the Company, the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the year ended December 31, 2020. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur.

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

Employees

The Company had 16 employees as of December 31, 2020. Prior to July 1, 2019 the Company had no employees.

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

On June 13, 2019, the court granted SIPDA’s motion for Appointment as Lead Plaintiff. The litigation is still at a preliminary stage. On January 9, 2020, the Company and the Board of Directors moved to dismiss the Amended Complaint.  Upon being advised by the parties that they are engaged in on-going, active settlement efforts, on November 30, 2020, the court denied the pending motions to dismiss without prejudice as moot and subject to refiling of the settlement efforts are not successful.  The Company and the Board of Directors have reviewed the allegations in the Amended Complaint and believe the claims asserted against them in the Amended Complaint are without merit and intend to vigorously defend this action if the parties cannot agree on settlement terms (which would include the Maryland actions described below).

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

On September 12 and 16, 2019, the defendants filed motions to dismiss the Magowski and Barene complaints, respectively. The Magowski and Barene Complaints seek, among other things, damages; declaratory relief; equitable relief to reverse and enjoin the internalization transaction; and the payment of reasonable attorneys' fees, accountants' and experts' fees, costs and expenses. The actions are at a preliminary stage. The parties have requested that these two cases be consolidated and stayed while the parties pursue settlement efforts.  The Company and the board of directors intend to vigorously defend against these lawsuits if the parties cannot agree on settlement terms (which would include the federal action described above).

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

The SEC is conducting an investigation relating to the Parking REIT.  On March 11, 2021, the SEC sent counsel for the Parking REIT a letter stating the following:  “We have conducted an investigation involving The Parking REIT, Inc. Based on the information we have as of this date, we do not intend to recommend an enforcement action by the Commission against The Parking REIT, Inc. We are providing this notice under the guidelines set out in the final paragraph of Securities Act Release No. 5310, which states in part that the notice “must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.” (The full text of Release No. 5310 can be found at: http://www.sec.gov/divisions/enforce/wells-release.pdf.).”  The SEC investigation also relates to the conduct of the Company’s chairman and chief executive officer, Michael V. Shustek.  The Company has an obligation to indemnify Mr. Shustek for certain expenses relating to the investigation, subject to certain limits specified in the agreements relating to the Bombe transaction.  The Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies, if any, that may be imposed on Mr. Shustek, any other entity arising out of the SEC investigation, nor can it estimate the amount of the Company’s indemnification obligation (except to the extent such obligation is capped).

The ongoing COVID-19 pandemic, restrictions intended to prevent its spread and local governments’ actions impacting our ability to collect rent could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

The ongoing COVID-19 pandemic and restrictions intended to prevent its spread has already had a significant adverse impact on economic and market conditions around the world, including the United States, and could further trigger a period of sustained global and U.S. economic downturn or recession.  In particular, many of our properties are located near government buildings and sports centers, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic will have a material and adverse impact on those businesses.  Several such conditions already exist and may intensify.  Many state and local governments are currently restricting public gatherings or requiring people to shelter in place, which has in some cases eliminated or severely reduced the demand for parking.  Such events are adversely impacting and may continue to adversely impact our tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, significantly impact or eliminate the rental revenue we generate from our leases with them. In particular, a majority of our property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking.  These trends may influence the immediate ability or willingness of certain of our tenants to pay rent in full on a timely basis.

As of December 31, 2020, the Company had entered into forty-one lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent from May 2020 through July 2021, (ii) conversion of certain leases to management agreements pursuant to which the operator will receive a monthly fee; or (iii) extension of certain leases. While the Company continues to review and negotiate rent relief requests with tenants and plans to continue to execute lease amendments based on its evaluation of each tenant’s circumstances, there can be no assurance the Company will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future.  There can be no assurance as to if or when tenants who request or receive rent relief and/or fail to timely make rent payments for any particular month will resume making payments at all or that such tenants will not default on their obligations under their respective leases or rent relief agreements.

At this time, we cannot predict whether tenants who have paid or will continue to do so thereafter, including with respect to our largest tenants. As the COVID-19 pandemic continues, additional tenants may cease to pay their rent obligations to us in full or at all, and tenants may elect not to renew their leases, seek to terminate their leases, seek relief from their leases (including through negotiation, restructuring or bankruptcy), or decline to renew expiring leases or enter into new leases, all of which may adversely impact our rental revenue, generate additional expenses, and adversely impact our results of operations and financial condition.  Likewise, the deterioration of global economic conditions as a result of the pandemic may ultimately lead to a further decrease in rental rates across our portfolio as tenants reduce or defer their spending, institute restructuring plans or file for bankruptcy. In addition, the measures taken to prevent the spread of COVID-19 (including quarantine, shelter-in-place or similar orders requiring that people remain in their homes) have led and may lead to further closures, or other operational issues at, our properties.

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
  our ability to renew leases or re-lease available space in our properties on favorable terms or at all in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant;
  a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, or deteriorations in credit and financing conditions may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or retire, replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities the broader impact of the severe economic contraction due to the COVID-19 pandemic and restrictions intended to prevent its spread, the resulting increase in unemployment that has occurred and its effect on consumer behavior, and negative consequences that will occur if these trends are not timely reversed our ability to avoid delays or cost increases associated with building materials or construction services necessary for construction that could adversely impact our ability to continue or complete construction as planned, on budget or at all;
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

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and could also have a material adverse effect on the value and trading price of our common stock.  Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.

The Company will need to improve cash flow from operations or through a sale of assets to avoid a future liquidity shortfall.

The Company has significantly limited liquidity.  Absent operational improvements or additional funds from an asset sale, the Company could face a liquidity shortfall in 2021. While the Company is actively focused on operational and other initiatives to increase cash flow, and the Company has entered into the Purchase Agreement with an affiliate of Bombe to provide for additional liquidity, no assurances can be given that these initiatives will be successful or that the Bombe Transaction will close on the expected timeline or at all.  The Company’s ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside its control, including the impact of COVID-19.  As a result of current economic conditions, the Company’s cash flow from operations might be impacted. Some of the Company’s loan agreements require that the Company maintain certain liquidity and net worth levels. For example, the loan with Bank of America for MVP Detroit Center Garage requires the Company to maintain $2.3 million of unencumbered cash and cash equivalents at all times. As of the time of this filing, the Company was in compliance with this lender requirement; however, unless the Company sells some of its existing assets, it does not expect that it will be able to maintain such required minimum balances beyond the second quarter of 2021, if the Company does not receive a waiver for this requirement.  The Company may be unable to sell assets and may be unable to negotiate a waiver or amendment of the liquidity and net worth requirements, in which case, the Company could experience an event of technical default under its loan agreements, which, if uncured, could result in an acceleration of such indebtedness.

We have entered into an equity purchase agreement with Bombe to provide liquidity to stockholders; however, there can be no assurance that we will complete such transaction on a timely basis, or at all.

On January 8, 2021, we entered into the Purchase Agreement with an affiliate of Bombe, as described in the Company’s Form 8-K Current Report filed on January 14, 2021. The closing of the Bombe Transaction is subject to a number of conditions set forth in the Purchase Agreement including, among other things, that (i) the Company has received a conditional resignation letter from existing director Shawn Nelson, (ii) the Company shall have an authorized Board of Directors consisting of seven directors, which shall be comprised of persons designated pursuant to the terms of the Stockholders’ Agreement (as described below), five of whom shall be nominated by the Purchaser and not have previously served on the Board of Directors, (iii) Mr. Shustek shall have resigned as a director and officer of the Company and its subsidiaries, (iv) the Circuit Court for Baltimore City, Maryland shall have entered a judgment of dismissal and approval for a class settlement of certain pending putative class action litigation in which the Company is a defendant and (v) the Purchaser shall have received written correspondence from the Securities and Exchange Commission stating that it does not intend to recommend any enforcement action against the Company. In addition, the consummation of the Bombe Transaction is subject to certain customary closing conditions, including, among others, (i) the absence of any order or law preventing, enjoining, prohibiting or making illegal the consummation of the Bombe Transaction, (ii) the accuracy of each party’s representations and warranties, subject to customary materiality or material adverse effect qualifications, (iii) each party’s material performance of its obligations and compliance with its covenants and (iv) the absence of a material adverse effect with respect to any party. There can be no assurance that the Company will be able to satisfy such conditions or close the Bombe Transaction on a timely basis, or at all.

Shares of our common stock are illiquid. No public market currently exists for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. It will be difficult for stockholders to sell shares, and if stockholders are able to sell shares, it will likely be at a substantial discount.

There is no current public market for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. Our charter limits stockholders' ability to transfer or sell shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding capital stock or more than 9.8% in value or number, whichever is more restrictive, of the aggregate of our outstanding common stock unless exempted prospectively or retroactively by our board of directors. Effective March 29, 2019, the Company's Board of Directors granted an exemption from the Common Stock Ownership Limit contained in the charter to (i) MVP Realty Advisors, LLC, (ii) Vestin Realty Mortgage I, Inc. and (iii) Vestin Realty Mortgage II, Inc. These restrictions may inhibit large investors from desiring to purchase stockholders' shares. Moreover, our share repurchase program was suspended in May 2018, other than with respect to hardship repurchases in connection with a shareholders’ death, which were suspended by the board of directors on March 24, 2020. It will be difficult for stockholders to sell shares promptly or at all. If stockholders are able to sell shares, stockholders will likely have to sell them at a substantial discount to their purchase price. It is also likely that stockholders' shares would not be accepted as the primary collateral for a loan.

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

Our board of directors, including all of our independent directors, approves and establishes at least annually an estimated per share NAV of our common stock, which is based on an estimated market value of our assets less the estimated market value of our liabilities, divided by the number of shares of our common stock outstanding. The objective of our board of directors in determining the estimated NAV per share was to arrive at a value that it believed was reasonable and appropriate based on the Bombe Transaction, the Company’s efforts since mid-2019 to explore a broad range of potential strategic alternatives to provide liquidity to stockholders, and other available data, and after consultation with the Company’s management team.  As with any valuation method, the methods used to determine the estimated NAV per share were based upon a number of assumptions, estimates, forecasts and judgments that over time may prove to be incorrect, incomplete, or may change materially.

In the most recent estimation of NAV, our board of directors relied upon information provided by the Company’s management team and the price per share and unit being paid in connection with the Bombe Transaction, which will not necessarily result in a reflection of fair value under generally accepted accounting principles. Further, different parties using different methods could derive an estimated NAV per share that is significantly different from the estimated NAV per share determined by our board of directors. The estimated NAV per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated NAV per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated NAV per share; a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of our shares of common stock or, the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or other regulatory authorities (including state regulators), with respect to their respective requirements. For example, we expect to incur additional  costs in connection with ongoing litigation, the SEC investigation discussed in Note O - Legal in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K and legal and consulting fees associated with the Bombe Transaction, which in the aggregate may be material, none of which was taken into consideration when the board of directors determined the prior estimated NAV per share. Further, the estimated NAV per share was calculated as of a specific time based on the shares then outstanding and the amount and value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets and issuances and redemptions of shares of our common stock after that date that the estimated NAV per share was established.

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

The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other companies. FFO does not represent cash flows from operations as defined by GAAP, it is not indicative of cash available to fund all cash flow needs nor is it indicative of liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance. Management uses the calculation of FFO for multiple reasons. We use FFO to compare our operating performance to that of other companies. Additionally, we compute FFO as part of our acquisition process to determine whether a proposed investment will satisfy our investment objectives.

The historical cost accounting rules used for real estate assets require, among other things, straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT or other real estate company using historical cost accounting for depreciation may be less informative than FFO. We believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our operating performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs.

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

The focus for our portfolio of investments and acquisitions is on parking facilities. A decrease in the demand for parking facilities, or other developments adversely affecting such sectors of the property market would likely have a more pronounced effect on our financial performance than if we owned a more diversified real estate portfolio. If adverse economic conditions reduce discretionary spending, business travel or other economic activity, such as sporting events and entertainment, that fuels demand for parking services, our revenues could be reduced. In addition, our parking facilities tend to be concentrated in urban areas. The COVID-19 pandemic has resulted in reduced discretionary spending, reduced travel and other activity.  Users of our parking facilities include workers who commute by car to their places of employment in these urban centers. The return on our investments has been and may continue to be materially adversely affected by restrictions requiring people to shelter in place in reaction to the COVID-19 outbreak and may further continue to be materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where our parking facilities are situated to other locations.  As of December 31, 2020, we have entered forty-one lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease. We expect to receive requests from tenants for additional rent relief in addition to those that we have already received.  There can be no assurance as to if or when tenants who request or receive rent relief and/or fail to timely make rent payments for any particular month will resume making payments at all or that such tenants will not default on their obligations under their respective leases or rent relief agreements.

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

Due to the COVID-19 pandemic the Company transitioned eleven leases to management agreements due to the fact that many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. This reduced demand for parking is adversely impacting and may continue to adversely impact the Company’s tenants’ sales and/or cause the temporary closure of the Company’s tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, may impact or eliminate the rental revenue the Company generates from its leases with them. Per these management agreements, the tenant now operates the property on behalf of the Company and pays their operating expenses from gross parking revenue and is required to remit an agreed upon percentage of the remainder to the Company instead of base rent payments. The income generated under these lease amendments does not constitute qualifying REIT income for purposes of the REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020.

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
  natural disasters such as hurricanes, earthquakes and floods;
  acts of war or terrorism, including the consequences of terrorist attacks;
  adverse changes in national and local economic and real estate conditions;
  an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
  changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
  costs associated with real property taxes and changes in tax rates;
  costs of remediation and liabilities associated with environmental conditions affecting properties;
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

The successful performance of our investments is materially dependent on the financial stability of our parking tenants. We had 15 parking tenants as of December 31, 2020. Approximately 76.9% of our parking rental revenues for the year ended December 31, 2020 were generated by only two of those tenants, SP+ (61.0%) and Premier Parking (15.9%). The inability of any of our significant lessees or parking managers to pay rent or fees, as applicable, or a decision by a significant lessee or parking manager to terminate a lease or management agreement prior to, or at the conclusion of, their term or any other loss of a significant lessee or parking manager (including due to a bankruptcy or insolvency) could materially and adversely affect our business, financial condition and results of operations if a suitable replacement lessee or manager is not secured in a timely manner. As of December 31, 2020, we have entered forty-one lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent for a period of four to seven months, (ii) conversion of the lease to a management agreement pursuant to which the operator will receive a monthly fee; or (iii) extension of the lease. We expect to receive requests from tenants for additional rent relief in addition to those that we have already received.  There can be no assurance as to if or when tenants who request or receive rent relief and/or fail to timely make rent payments for any particular month will resume making payments at all or that such tenants will not default on their obligations under their respective leases or rent relief agreements.  In the event of a payment default by one or more of our significant parking tenants, including SP+ and Premier Parking, we may experience delays in enforcing our rights and may incur substantial costs in protecting our investments and re-leasing our parking facilities. Further, we cannot assure stockholders that we will be able to re-lease the parking facilities for the rent previously received, or at all, or that lease terminations will not cause us to sell the facilities at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial condition, results of operations.

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

  general market conditions;
  a financing source’s view of the quality of our assets;
  a financing source’s perception of our financial condition and growth potential; and
  our current and potential future earnings and cash distributions.

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

We currently have, and may incur in the future, debt that bears interest at variable rates. An increase in interest rates would increase our interest costs to the extent we have not effectively hedged against such increase, which could adversely affect our cash flows and results of operations. Subject to our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may manage and mitigate our exposure to interest rate risk attributable to variable-rate debt by using interest rate swap arrangements, interest rate cap agreements and other derivatives. The goal of any interest rate management strategy that we may adopt is to minimize or eliminate the effects of interest rate changes on the value of our assets, to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of financing such assets. However, these derivatives themselves expose us to various risks, including the risk that: (i) counterparties may fail to honor their obligations under these arrangements; (ii) the credit quality of the counterparties owing money under these arrangements may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transactions; (iii) the duration of the hedging transactions may not match the duration of the related liability; (iv) these arrangements may not be effective in reducing our exposure to interest rate changes; and (v) these arrangements may actually result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

Certain loans are and may be secured by mortgages on our properties and if we default under our loans, we may lose properties through foreclosure.

We have obtained, and intend to continue to obtain, loans that are secured by mortgages on our properties, and we may obtain additional loans evidenced by promissory notes secured by mortgages on our properties. As a general policy, we will seek to obtain mortgages securing indebtedness which encumber only the particular property to which the indebtedness relates, but recourse on these loans may include all of our assets. If recourse on any loan incurred by us to acquire or refinance any particular property includes all of our assets, the equity in other properties could be reduced or eliminated through foreclosure on that loan. If a loan is secured by a mortgage on a single property, we could lose that property through foreclosure if we default on that loan. We may also give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. Some of our loans contain cross collateralization or cross default provisions, and therefore, a default on a single property could affect multiple properties. In addition, for tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  Further, if we default under a loan, it is possible that we could become involved in litigation related to matters concerning the loan, and such litigation could result in significant costs to us which could affect distributions to stockholders or lower our working capital reserves or our overall value.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Code, among other purposes, our charter generally prohibits a person from beneficially or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding common stock, unless exempted, prospectively or retroactively, by our board of directors. Effective March 29, 2019, the Company's Board of Directors granted an exemption from the Common Stock Ownership Limit contained in the charter to (i) MVP Realty Advisors, LLC, (ii) Vestin Realty Mortgage I, Inc. and (iii) Vestin Realty Mortgage II, Inc. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the interest of the stockholders (and even if such change in control would not reasonably jeopardize our REIT status). This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. In addition, these provisions may also decrease a stockholder’s ability to sell their shares of our common stock.

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

If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

   limitations on capital structure;
  restrictions on specified investments;
  prohibitions on transactions with affiliates; and
  compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

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

Stockholders do not have preemptive rights to any shares issued by us in the future and generally have no appraisal rights. Our charter currently has authorized 100,000,000 shares of capital stock. Of the total number of shares of capital stock authorized, 98,999,000 shares are classified as common stock, par value $0.0001 per share; and 1,000,000 shares are classified as preferred stock, par value $0.0001 per share, within which (i) 97,000 shares are classified and designated as Series 1 Convertible Redeemable Preferred Stock, and (ii) 50,000 shares are classified and designated as Series A Convertible Redeemable Preferred Stock, and 1,000 shares are classified as convertible stock, par value $0.0001 per share. Subject to any limitations set forth under Maryland law, a majority of our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. A stockholder's interest in us may be diluted in the event that we (1) sell additional shares in the future, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to the former Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Amended and Restated Advisory Agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In connection with the Internalization, we issued the former Advisor 400,000 shares of Common Stock on April 1, 2019, 400,000 shares of Common Stock on December 31, 2019 and 400,000 shares of Common Stock on December 31, 2020. In addition, we are obligated to issue the former Advisor 400,000 additional shares of Common Stock on December 31, 2021; however, pursuant to the Purchase Agreement, the Advisor has agreed to surrender its claim to such additional shares. We have the option to repurchase up to 1,100,000 of such shares at a price equal to $17.50 but there can be no assurance that we will do so. In addition, pursuant to the Purchase Agreement, we have agreed to issue to the Purchaser warrants (the “Warrants”) to purchase up to 1,702,128 shares of Common Stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20,000,000, as well as newly-issued common units of limited partnership of the Operating Partnership (“OP Units”) equal to (a) the sum of (x) $39,000,000 (less the outstanding principal amount of any loan or advance as contemplated by the Purchase Agreement), plus (y) the value of all of the issued and outstanding equity interests of certain property owning entities (the “Contributed Interests”), determined in accordance with the Purchase Agreement, divided by (b) $11.75 (the “OP Unit Consideration”), which OP Unit Consideration will be subject to adjustment for customary real estate prorations. These OP Units will be redeemable for shares of Common Stock in accordance with the Operating Partnership’s Agreement of Limited Partnership. Because of these and other reasons described in this “Risk Factors” section, stockholders should not expect to be able to own a significant percentage of our shares. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, stockholders also may experience dilution in the book value and fair mark value of, and the amount of distributions paid on, their shares.

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

Federal Income Tax Risks

Our failure to qualify as a REIT will have significant adverse consequences to us and the value of our common stock.

                The Company elected to be taxed and believes it operated in a manner that allowed the Company to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017 through December 31, 2019.  As a result of the COVID-19 pandemic, the Company entered into temporary lease amendments with some of its tenants. The income generated under these lease amendments did not constitute qualifying REIT income for purposes of the REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020.  Accordingly, the Company did not qualify as a REIT in 2020 and will be taxed as a C corporation for the year ended December 31, 2020 and for at least its next four taxable years. Being subject to tax as a C corporation rather than a REIT could substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

  we are not allowed a deduction for distributions to our stockholders in computing our taxable income and are subject to regular U.S. federal corporate income tax; and
  we also could be subject to increased state and local taxes; and

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to our stockholders.  In addition, being taxed as a C corporation could impair our ability to expand our business and raise capital and could materially and adversely affect the value of our common stock.

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

Non-U.S. investors may be subject to FIRPTA on the sale of common stock.

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

ITEM 1B.             Unresolved Staff Comments

None.

ITEM 2.                PROPERTIES

The Company’s headquarters is located at 9130 West Post Road, Suite 200, Las Vegas, Nevada 89148.

As of December 31, 2020, the Company held 39 properties.

The following table sets forth the property name, percentage owned, location and other information with respect to the parking lots and/or facilities that the Company held as of December 31, 2020:

Property Name	Location	Acquisition Date	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	% Owned
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2.00	N/A	$5,844,000	100%
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$2,954,000	100%
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	100%
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$5,848,000	100%
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$1,637,000	100%
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	100%
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,007,000	100%
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	100%
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$8,271,000	100%
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	100%
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	100%
MVP Detroit Center Garage	Detroit, MI	1/10/2017	Garage	1,275	1.28	N/A	$55,477,000	100%
St. Louis Broadway	St Louis, MO	2/1/2017	Lot	161	0.96	N/A	$2,400,000	100%
St. Louis Seventh & Cerre	St Louis, MO	2/1/2017	Lot	174	1.06	N/A	$3,300,000	100%
MVP Preferred Parking (3)	Houston, TX	6/29/2017	Garage/Lot	528	0.98	784	$20,480,000	100%
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$13,640,000	100%
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,670,000	100%
MVP PF St. Louis 2013	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,041,000	100%
Mabley Place Garage	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$18,210,000	83%
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	100%
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	100%
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	100%
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$7,923,000	100%
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$4,463,000	100%
MVP Wildwood NJ Lot 1 (2)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$278,000	100%
MVP Wildwood NJ Lot 2 (2)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$418,000	100%
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	100%
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	100%
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	195	1.65	N/A	$4,013,000	100%
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,551,000	100%
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	100%
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	100%
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$625,000	100%
MVP Denver 1935 Sherman	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	100%
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,268,000	100%
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$7,718,000	100%
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$7,835,000	100%
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$19,952,000	100%

(1)   These properties are held by West 9th St. Properties II, LLC.
(2)   These properties are held by MVP Wildwood NJ Lot, LLC.
(3)   MVP Preferred Parking holds two properties.

As of date of filing, all of the Company’s parking facilities were fully leased or operated by third party parking operators.

ITEM 3.                LEGAL PROCEEDINGS

See Note O —Legal in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for a description of a purported class action lawsuit that was filed on March 12, 2019, additional actions in Maryland and the SEC investigation.

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

ITEM 4.                MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 30, 2021, there were 3,856 holders of record of the Company’s common shares and 52 and 635 holders of record of the Company’s Series A and Series 1 preferred shares, respectively. The number of stockholders is based on the records of the Company’s transfer agent.

Market Information

The Company’s shares of common stock are not currently listed on a national securities exchange or any over-the-counter market and might not to be listed in the future. The charter does not require the board of directors to pursue a liquidity event, however, as noted above, in mid-2019, the Company engaged financial and legal advisors and began to explore a broad range of potential strategic alternatives, including potential sales of assets, a potential sale of the Company or a portion thereof, a potential strategic business combination or a potential liquidation. On January 8, 2021, the Company, entered into the Purchase Agreement to provide additional liquidity to the Company.  There can be no assurance that the Company will cause a liquidity event to occur in the near future or at all.

In order for members of FINRA and their associated persons to have participated in the offering and sale of the Company’s common shares or to participate in any future offering of common shares, the Company is required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to stockholders a per share estimated value of the Company’s common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, the Company must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in the Company’s common shares. On January 14, 2021 the Company announced an estimated per common share net asset value (“NAV”) of $11.75 per common share as of January 8, 2021. In determining an estimated NAV per share of the Common Stock, the Board of Directors relied upon information provided by the Company’s management team and the price per share and unit being paid in connection with the Bombe Transaction. The objective of the Board of Directors in determining the estimated NAV per share of Common Stock was to arrive at a value that it believed was reasonable and appropriate based on the Bombe Transaction, the Company’s efforts since mid-2019 to explore a broad range of potential strategic alternatives to provide liquidity to stockholders, and other available data, and after consultation with the Company’s management team.

The estimated NAV per share determined by the Board of Directors is not a representation, warranty or guarantee that, among other things:

• a stockholder would be able to realize the estimated NAV per share if such stockholder attempts to sell his or her shares;

• a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of the Company's assets and settlement of the Company's liabilities or if the Company were sold;

• shares of Common Stock would trade at the estimated NAV per share on a national securities exchange;

• a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of the shares of Common Stock; or

• the methods used to determine the estimated NAV per share would be acceptable to FINRA, the SEC, any state securities regulatory entity or the Department of Labor with respect to their respective requirements.

Further, the estimated NAV per share was calculated as of a particular moment in time and the value of the Company's shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets.  Please see our Current Reports on Form 8-K filed with the SEC on January 14, 2021 for additional information regarding the NAV calculation, as well as “Item 1A. Risk Factors— Risks Related to an Investment in the Company–Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock” in this Annual Report on Form 10-K.

Share Repurchase Program

On May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program, other than for hardship repurchases in connection with a shareholder’s death. Repurchase requests made in connection with the death of a stockholder were repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company had established an estimated NAV per share, 100% of such amount as determined by the Company’s board of directors, subject to any special distributions previously made to the Company’s stockholders. The Company repurchased 5,115 shares of common stock pursuant to the hardship exception under this program during the year ended December 31, 2020.

As of the date of this filing, 48,318 shares have been redeemed of which 33,232 shares were hardship repurchases.

Since inception, there have been 33,232 hardship repurchases in connection with a shareholder’s death through filing date. On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

Recent Sales of Unregistered Securities

The Company did not sell any of its equity securities during the year ended December 31, 2020 that were not registered under the Securities Act.

Use of Offering Proceeds

As of date of this filing, the Company had 7,739,952 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total gross proceeds of approximately $198.8 million, less offering costs.

The following is a table of summary of offering proceeds from inception through December 31, 2020:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	3,651,238	$83,041,000
Redeemed shares	--	(48,318)	(1,185,000)
DRIP shares	--	83,437	2,086,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,981,000
Dividend shares	--	153,826	3,845,000
Distributions	--	--	(13,305,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from advisor	--	--	1,147,000
Shares added for merger	--	3,887,513	85,701,000
Total	42,673	7,727,696	$198,769,000

From October 22, 2015 through December 31, 2020, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through December 31, 2020, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were approximately $198.8 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, of which the Company’s portion of the total purchase price for these parking facilities was approximately $320.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders. The ratio of the costs of raising capital to the capital raised is approximately 0.6%.

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

Overview

The Company elected to be taxed and believes it operated in a manner that allowed the Company to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017 through December 31, 2019.  As a result of the COVID-19 pandemic, the Company entered into temporary lease amendments with some of its tenants. The income generated under these lease amendments did not constitute qualifying REIT income for purposes of the REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020.  Accordingly, the Company did not qualify as a REIT in 2020 and will be taxed as a C corporation for the year ended December 31, 2020 and for at least its next four taxable years.

As a C corporation, the Company will be subject to federal income tax on its taxable income at regular corporate rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes again for four years following the year in which it no longer qualified as a REIT. In addition, distributions to its stockholders will not be deductible by the Company. As a result, being taxed as a C corporation rather than a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, as a C corporation, the Company is not required to distribute any amounts to its stockholders and all distributions to stockholders would be taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits.  In such event, corporate stockholders may be eligible for the dividends-received deduction.  In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income. Non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026 for purposes of determining their U.S. federal income tax (but not for purposes of the 3.8% Medicare tax), subject to certain limitations.

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

The Company experienced certain disruptions in base rent revenue and percentage rent revenue during the year ended December 31, 2020. For further information regarding the impact of COVID-19 on the Company’s see Results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. While the Company is currently unable to completely estimate the future impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of March 30, 2021, the Company had entered into forty-nine lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent from May 2020 through July 2020, (ii) conversion of certain leases to management agreements pursuant to which the operator will receive a monthly fee; or (iii) extension of certain leases. While the Company continues to review and negotiate rent relief requests with tenants and plans to continue to execute lease amendments based on its evaluation of each tenant’s circumstances, there can be no assurance the Company will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. The extent of the impact of COVID-19 on the Company’s financial and operational performance will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s tenants, all of which are uncertain and cannot be predicted. The extent to which COVID-19 may impact the Company’s financial condition or results of operations cannot be determined at this time. For further information regarding the impact of COVID-19 on the Company, see Note T —Subsequent Events in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report andPart I, Item 1A titled “Risk Factors.”

In January of 2019, the Company was notified by the City of Minneapolis that a portion of the Company’s property, Minneapolis City Parking, located at 1022 Hennepin Ave would be utilized for an expansion of the street and for a new transit center.  After negotiating with the City for over a year, the Company was able to settle on the City taking approximately 6,000 sq. ft. of frontage on Hennepin Avenue, where the Company would still be left with one entrance on Hennepin Avenue and multiple entrances and exits on 10th and 11th streets.  The City agreed to compensate The Parking REIT in the amount of $1.3 million, with a portion to be used to reconfigure the parking lot, to enable it to fit 266 parking spaces compared to 268 prior to the taking, and will be required to landscape the front portion of the lot once the improvements are complete.  Proceeds totaling $1.3 million have been received in full as of the time of this filing.

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

On October 30, 2020, the Company entered into a Parking Management Agreement with Magnolia Parking and Bike Rentals, LLC for MVP Wildwood NJ Lots 1 and 2. Under the terms of this agreement, the Company will receive 75% of the monthly gross revenue generated by the parking lots. The term of this agreement is month-to-month.

On December 8, 2020, the “Company, as guarantor, entered into the Second Amendment to Loan Agreement and Loan Documents (the “Second Amendment”) by and among MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Parking Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, MVP Milwaukee Wells LLC (each a “Borrower” and together “Borrowers”) and LLC Warehouse V LLC (the “Lender”), as successor-in-interest to LoanCore Capital Credit REIT LLC (the “ Original Lender”). The Second Amendment amends the Loan Agreement and Loan Documents, dated as of November 30, 2018, as amended by the First Amendment to Loan Agreement and Loan Documents, dated as of July 9, 2020 (the “Loan Agreement”), pursuant to which the Original Lender agreed to make a secured loan to the Borrowers in the original principal amount of $39.5 million (the “Loan”).

Pursuant to the Second Amendment, the Borrowers were granted the option to extend the maturity date of the Loan for two one-year periods upon the satisfaction of certain conditions, payment of certain amounts due under the Loan Agreement and, in connection with the Borrowers’ exercise of their option with respect to the first extension period, delivery by the Company of a partial payment guaranty. On December 8, 2020, the Borrowers exercised their option to extend the term of the Loan to December 9, 2021 and made a $0.5 million payment to the Lender (consisting of the payment of accrued interest and the deposit of additional capital expenditure and general shortfall reserves), and the Company delivered a $5.0 million partial payment guaranty. See Form 8-K Current Report filed on December 14, 2020 for additional information

On December 16, 2020, the Company entered into the Second Amendments to the Leases with Premier Parking for the following four properties: (i) White Front Garage Partners, (ii) MVP Houston Preston Lot, (iii) MVP Preferred Parking and (iv) MVP Houston Saks Garage; and the Third Amendment for MVP Houston San Jacinto Lot. Effective October 2020 through December 2021, these amendments provide for the Company to receive a certain percent of net operating income. Effective January 1, 2022, the original lease terms are reinstated.

On December 18, 2020, Minneapolis Venture, LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $2 million was funded increasing the note balance to $4 million and the maturity date of the note was extended to December 31, 2021.

On January 15, 2021, the Company entered into the Second Amendment to the Master lease with Isom Maintenance Company, LLC for MVP Raider Park Garage, LLC regarding payment terms of approximately $121,000 of delinquent percentage rent owed to the Company. Under the terms of this amendment. The Company received $25,000 of the 2020 percentage rent owed on March 1, 2021 and the remaining balance of approximately $96,000 is due on or before December 31, 2021.

On January 29, 2021, the Company entered into a Second Lease Amendment with SP Plus for the following seven properties: (i) MVP Bridgeport Fairfield Garage, LLC, (ii) MVP Fort Worth Taylor, LLC, (iii) MVP Detroit Center garage, LLC, (iv) Mabley Place, LLC, (v) MVP Hawaii Marks Garage, LLC, (vi) MVP Denver 1935 Sherman, (vii) MVP PF St. Louis, LLC. Under the terms of the second amendment, SP Plus will pay the Company full base rent for these properties for January 2021, 75% of base rent for the period February 1, 2021 through July 31, 2021 and a one-time cost of contract fee of $275,000 on February 15, 2021. Effective August 1, 2021, the original lease terms are reinstated.

On February 8, 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $845,000 was funded increasing the note balance to $1,807,000 and the maturity date of the note was extended to December 31, 2021.

Objectives

The Company’s primary objectives are to:

  preserve capital;
  generate current income; and
  explore strategic alternatives to provide liquidity to stockholders, including sales of assets, potential liquidation of the Company, a sale of the Company or a portion thereof or a strategic business combination.

In mid-2019, the Company engaged financial and legal advisors and began to explore a broad range of potential strategic alternatives to provide liquidity to stockholders. On January 8, 2021, the Company, entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, MVP REIT II Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), Michael V. Shustek (“Mr. Shustek”), Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII” and together with VRMI and Mr. Shustek, the “Advisor”) and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). See the Company’s Form 8-K Current Report filed on January 14, 2021 for additional information. While the Bombe Transaction is expected to provide liquidity, there can be no assurance that the Company will receive the anticipated benefits of the Bombe Transaction or that the Bombe Transaction will be completed on the anticipated timeline or at all.

For example, we expect to incur additional costs in connection with ongoing litigation, the SEC investigation discussed in Note O - Legalin Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K and legal and consulting fees associated with pursuing any potential strategic alternatives, which in the aggregate may be material, none of which was taken in consideration when the board of directors determined the prior estimated NAV per share. Please see our Current Reports on Form 8-K filed with the SEC on May 28, 2019 for additional information regarding the NAV calculation, as well as “Item 1A. Risk Factors—Risks Related to an Investment in the Company–Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock” in this Annual Report on Form 10-K.

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

  Downtown core
  Government buildings and courthouses
  Sporting venues
  Hospitals
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

Prior Investment Criteria

The Company historically focused on acquiring properties that met the following criteria:

  properties that were expected to generate current cash flow;
  properties that were expected to be located in populated metropolitan areas; and
  properties were expected to produce income within 12 months of the Company’s acquisition.

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

Contribution Agreement

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the former Advisor, Vestin Realty Mortgage I, Inc. (“VRTA”) (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (“VRTB”) (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the former Advisor 1,600,000 shares of Common Stock as consideration (the “Consideration”), issuable in four equal installments. The first three installments of 400,000 shares of Common Stock per installment were issued on April 1, 2019, December 31, 2019 and December 31, 2020, respectively. See Note R —Deferred Management Internalization in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information. The remaining installment was due to be issued on December 31, 2021; however, pursuant to the Purchase Agreement, the Advisor has agreed to surrender its claim to such shares. If requested by the Company in connection with any contemplated capital raise by the Company, the former Advisor has agreed not to sell, pledge or otherwise transfer or dispose of any of the Internalization Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. See the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 for more information regarding the Management Internalization.

Results of Operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.

	For the Year Ended December 31,
	2020	2019	$ Change	% Change
Revenues
Base rent income	$14,034,000	$20,151,000	$(6,117,000)	(30.4%)
Percentage rent income	448,000	2,643,000	(2,195,000)	(83.0%)
Management income	827,000	--	827,000	100.0%
Total revenues	$15,309,000	$22,794,000	$(7,485,000)	(32.8%)

Rental revenue

The decrease in rental revenues is primarily attributable to decreased demand as a result of COVID-19 and restrictions intended to prevent its spread, including restrictions on public gatherings, requiring people to shelter in place and implementing social distancing measures, which in some cases eliminated or severely reduced the demand for parking. In addition, as a result of COVID-19, the Company transitioned 11 leases to management agreements. Per these management agreements, the tenant now operates the property on behalf of the Company and pays their operating expenses from gross parking revenue and is required to remit an agreed upon percentage of the remainder to the Company instead of base rent payments. Revenues from these properties are recorded as management income.

For additional information see Note D – Investments in Real Estate, Note J - Disposition of Investments in Real Estate in the notes to the consolidated financial statements included in Part II, Item 8 - Notes to the Consolidated Financial Statements of this Annual Report.

During the years ended December 31, 2020 and 2019 the Company earned percentage rent on the following properties:

	For the Year Ended December 31,
	2020	2019	$ Change	% Change
Percentage rent income
MVP PF Ft. Lauderdale (a)	$--	$32,000	$(32,000)	(100.0%)
MVP St Louis 2013 (b)	--	57,000	(57,000)	(100.0%)
Mabley Place Garage (b)	--	316,000	(316,000)	(100.0%)
MVP Ft Worth Taylor (c)	94,000	8,000	86,000	1075.0%
MVP Indianapolis Washington (b)	--	116,000	(116,000)	(100.0%)
MVP Indianapolis Meridian Lot (b)	--	9,000	(9,000)	(100.0%)
MVP Milwaukee Arena (b)	31,000	173,000	(142,000)	(82.1%)
MVP Denver 1935 Sherman (b)	--	9,000	(9,000)	(100.0%)
MVP Cleveland West 9th (b) (b)	--	11,000	(11,000)	(100.0%)
MVP St Paul Holiday (b)	--	82,000	(82,000)	(100.0%)
MVP Houston Preston (b)	--	17,000	(17,000)	(100.0%)
MVP Houston San Jacinto (b)	--	57,000	(57,000)	(100.0%)
MVP Detroit Center Garage (b)	153,000	1,574,000	(1,421,000)	(90.3%)
MVP Raider Park Garage (d)	121,000	62,000	59,000	95.2%
St. Louis Broadway (b)	5,000	31,000	(26,000)	(83.9%)
MVP New Orleans Rampart (b)	44,000	89,000	(45,000)	(50.6%)
Total revenues	$448,000	$2,643,000	$(2,195,000)	(83.0%)

a)       Property was sold in September 2019
b)       Lost transient business as a result of restrictions intended to slow the spread of COVID-19
c)       Increased due to increased demand, and long-term contracts the Company had in place with the Fort Worth Club and Barnett Plaza
d)       This was due to the new leases that went in effect for new office space for ISOM and Happy Bank

	For the Year Ended December 31,
	2020	2019	$ Change	% Change
Operating expenses
Property taxes	$3,514,000	$3,023,000	$491,000	16.2%
Property operating expense	1,496,000	1,701,000	(205,000)	(12.1%)
Asset management expense – related party	--	854,000	(854,000)	(100.0%)
General and administrative	6,029,000	5,601,000	428,000	7.6%
Professional fees, net of reimbursement of insurance proceeds	970,000	8,528,000	(7,558,000)	(88.6%)
Management internalization	--	32,004,000	(32,004,000)	(100.0%)
Acquisition expenses	3,000	251,000	(248,000)	(98.8%)
Depreciation and amortization expenses	5,206,000	5,172,000	34,000	0.7%
Impairment	14,115,000	1,452,000	12,663,000	872.1%
Total operating expenses	31,333,000	58,586,000	(27,253,000)	(46.5%)
Loss from operations	$(16,024,000)	(35,792,000)	19,768,000	55.2%

The Company is continuing to monitor the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on rental rates and rent collections. As of December 31, 2020, the Company had entered into forty-one lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent from May through year-end 2020, (ii) conversion of certain leases to management agreements pursuant to which the operator will receive a monthly fee; or (iii) extension of certain leases.  Although the Company is and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent relief, the Company can provide no assurance that such efforts or its efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. The decrease in base rent income and percentage rent income during the year ended December 31, 2020 is primarily due to these lease amendments and the impact of the COVID-19 pandemic during the third quarter of 2020.In particular, many of the Company’s properties are located in urban centers, near government buildings and sporting venues, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic have had and may continue to have a material and adverse impact on those businesses. Many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. See Part II, Item 1A titled “Risk Factors”for more information on the effect of COVID-19 on our business.

Property taxes

The increase in property taxes in 2020 compared to 2019 is attributable primarily to the lease amendments which have increased the property tax burden on the Company for 2020.

General and administrative

The increase in general and administrative expenses from 2019 to 2020 of approximately $428,000 was primarily attributable to an increase in director and officer insurance expense of approximately $655,000 and an increase in office rent expense of approximately $140,000.  The increase in the director and officer insurance expense is due to the fact that the Company’s insurance expense increased significantly with the renewal of the D&O insurance policies effective July 1, 2019 and these premiums increased again with the renewals effective July 1, 2020. Due to the timing of the premium year, six months of this increase in insurance expense are reflected in general and administrative expense for the year ended December 31, 2019 and twelve months of higher insurance expense are reflected in general and administrative expense for the year ended December 31, 2020. These increases were partially offset by decreases in payroll and related expenses of approximately $175,000 and decreases in other expenses of approximately $191,000.

Professional fees

Professional fees decreased approximately $7.6 million in 2020. The decrease was primarily due to lower legal fees incurred during the year ended December 31, 2020 compared to the year ended December 31, 2019 and $4.8 million of insurance proceeds received to reimburse the Company for legal fees, during the year ended December 31, 2020 for claims made against the director and officer insurance policy. These reimbursements were related to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019.

See Note O – Legal in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

Management internalization

The Company was externally managed by the Advisor prior to the management Internalization that became effective on April 1, 2019.  These expenses include (i) the Internalization Consideration to be paid in aggregate to the Manager and (ii) professional fees incurred to complete the Internalization of the Company’s management. The cost of the internalization was fully recognized in 2019.

See Note A —Organization and BusinessOperations and Note T – Subsequent Events and Note R – Deferred Management Internalization in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

Acquisition expenses

Acquisition expenses related to purchased properties are capitalized with the investment in real estate. Acquisition expenses incurred during the years ended December 31, 2020 and 2019 relate solely to dead deals and no acquisition activity occurred during the year ended December 31, 2020.

Depreciation and amortization expenses

The increase in depreciation and amortization expenses was due to assets placed in service following the completion of construction projects or general improvements on properties already held.

Impairment

During the years ended December 31, 2020 and 2019, the Company recorded approximately $14.1 million and $1.5 million, respectively, of asset impairment charges. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs.

See Note B —Summary of Significant Accounting Policies in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

	For the Year Ended December 31,
	2020	2019	$ Change	% Change
Other income (expense)
Interest expense	$(9,274,000)	$(9,513,000)	$239,000	2.5%
Gain from sale of investment in real estate	694,000	2,509,000	(1,815,000)	(72.3%)
Other income	151,000	82,000	69,000	84.1%
Income from DST	34,000	218,000	(184,000)	(84.4%)
Settlement income	370,000	--	370,000	100.0%
Total other expense	$(8,025,000)	$(6,704,000)	$(1,321,000)	(19.7%)

Interest expense

The decrease in interest expense for the period ended December 31, 2020, as compared to the same period in 2019, is primarily attributable to principal amortization of existing debt and a slight reduction of interest rates on the variable rate loan.

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

Interest expense recorded for the years ended December 31, 2020 and 2019 includes amortization of loan issuance costs. Total amortization of loan issuance cost for the years ended December 31, 2020 and 2019 was approximately $0.8 million and $0.9 million, respectively.

For additional information see Note K – Notes Payablein Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

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

Settlement income

On November 23, 2020, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with a third-party service provider. Under the terms of the Settlement Agreement, the Company received proceeds of approximately $0.4 million and the forgiveness approximately $0.2 million due the provider, as of the date of the settlement.  The settlement proceeds are included in other income and the forgiveness of the previously incurred unpaid debts aggregating approximately $0.2 million is included as reduction in professional fees in the accompanying statement of operations

Other income

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

Income from DST

The decrease in income from DST is due to the impact of COVID-19. From March 2020, through the remainder of the year, the DST, St. Louis Cardinal Lot, did not generate distributable net income due the delay of the opening of the major league baseball season and the fact that no fans were allowed to attend the games when the season opened.

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

The Company’s calculation of FFO and MFFO attributable to common shareholders is presented in the following table for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Net loss attributable to The Parking REIT, Inc. common shareholders	$(26,474,000)	$(45,558,000)
Add (Subtract):
Gain on Sale of investment in real estate	(694,000)	(2,509,000)
Provision for impairment of investment in real estate	14,115,000	1,452,000
Depreciation and Amortization of real estate assets	5,206,000	5,172,000
FFO	$(7,847,000)	$(41,443,000)
Add:
Acquisition fees and expenses	3,000	251,000
Subtract:
Increase in Deferred Rental Assets	(72,000)	(31,000)
MFFO attributable to The Parking REIT, Inc. shareholders	$(7,916,000)	$(41,223,000)
Distributions paid to Common Shareholders	$--	$--

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

As disclosed in Note O - Legal in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report, Nasdaq has informed the Company that (i) the Company’s common stock will not be approved for listing currently on the Nasdaq Global Market, and (ii) it is highly unlikely that the Company’s common stock would be approved for listing while the SEC investigation is ongoing. There can be no assurance that the Company’s common stock will ever be approved for listing on the Nasdaq Global Market or any other stock exchange, even if the SEC investigation referred to above is completed and no wrongdoing is found and no action is taken in connection therewith against the Company, Mr. Shustek or any other person.  As a result of this Nasdaq decision, the Company has determined not to proceed with the registration and sale of the Company’s common stock as contemplated by the Registration Statement (File No. 333-205893) on Form S-11 filed with the U.S. Securities and Exchange Commission on October 5, 2018 and such Registration Statement was withdrawn on August 29, 2019.

As of December 31, 2020, the Company’s debt consisted of approximately $120.0 millionin fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs and the Company’s cash and cash equivalents and restricted cash were approximately $7.9 million ($3.7 million of which was restricted cash). The Company’s unrestricted cash balance was approximately $3.0 million as of the date of filing.

The Company currently has little cash available for acquisitions and no ability to raise new debt or equity financing, and, accordingly, the Company’s only source of near-term liquidity is from operating activities or the sale of assets. In order to enhance liquidity, in mid-2019, the Company’s board of directors engaged financial and legal advisors and began to explore a broad range of potential strategic alternatives to provide liquidity to stockholders. On January 8, 2021, the Company, entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, MVP REIT II Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), Michael V. Shustek (“Mr. Shustek”), Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII” and together with VRMI and Mr. Shustek, the “Advisor”) and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). See the Company’s Form 8-K Current Report filed on January 14, 2021 for additional information. While the Bombe Transaction is expected to provide liquidity, there can be no assurance that the Company will receive the anticipated benefits of the Bombe Transaction or that the Bombe Transaction will be completed on the anticipated timeline or at all.

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the year ended December 31, 2020, the Company had a net loss of $24.1 million and had $7.9 million in cash, cash equivalents and restricted cash. In connection with preparing the consolidated financial statements for the year ended December 31, 2020, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for the next twelve months through March 30, 2022.

Management has implemented the following plan to address the Company’s liquidity over the next twelve months plus a day from the filing of this Annual Report:

  On January 8, 2021, the Company, entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, MVP REIT II Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), Michael V. Shustek (“Mr. Shustek”), Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII” and together with VRMI and Mr. Shustek, the “Advisor”) and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). The transactions contemplated by the Purchase Agreement are referred to herein collectively as the “Transaction.” See the Form 8-K Current Report filed on January 14, 2021 for additional information.
  On December 8, 2020, the Company, as guarantor, entered into the Second Amendment to Loan Agreement and Loan Documents (the “Second Amendment”) by and among MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Parking Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, MVP Milwaukee Wells LLC (each a “Borrower” and together “Borrowers”) and LLC Warehouse V LLC (the “Lender”), as successor-in-interest to LoanCore Capital Credit REIT LLC (the “ Original Lender”). The Second Amendment exercised the Company’s option to extend the loan to December 9, 2021 with an additional one-year renewal option thereafter. Concurrent with the Second Amendment, the Company entered into an Interest Rate Protection Agreement (rate cap) that caps the loan’s interest rate at the loan’s LIBOR Floor. This rate cap effectively fixes the rate on this loan to the current rate of 5.60% and eliminates the threat of rising interest rates on this floating rate loan.  See Company Indebtedness in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Form 8-K Current Report filed on December 14, 2020 for additional information.
  While the Company is currently unable to completely estimate the impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of December 31, 2020, the Company has entered into lease amendments (Second Amendments) with its two largest tenants, SP Plus and Premier Parking since the end of the third quarter of 2020 that should increase the amount of rental revenue received by the Company compared to the (First Amendments) entered into with these two tenants in May 2020 for COVID relief as follows:
    Premier Parking – Second Amendment, entered into December 16, 2020 and effective October 1, 2020, splits gross revenue from the properties, after approved expenses 95%/5% in favor of the Company and requires Premier to pay a portion of the property taxes per the original leases. The First Amendment split was 85%/15% in favor of the Company and required no property tax payments during the term of the amendment. The Premier leases revert back to their original terms January 1, 2022.
    SP Plus - Second Amendment, entered into January 29, 2021 and effective January 1, 2020, required SP Plus to pay full base rent for the month of January for the seven largest properties leased by SP Plus, and requires 75% of base rent to be paid on the 1st of each month for the months of February through July 2021 and a one-time cost of contract payment of $275,000 received in February 2021. On August 1, 2021, these properties revert back to their original lease terms. This amendment should result in (i) more base rent revenue during the lease term than was earned previously under the First Amendment and (ii) certainty with respect to base rent to be received from these properties during the term of the Second Amendment.

  The Company applied for its Second Draw in the Paycheck Protection Program loan that is available to First Draw recipients, guaranteed by the Small Business Administration (“SBA”), through Key Bank National Association, Inc., on March 15, 2021 for approximately $328,000. This loan program is for companies with 500 or less employees, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed by President Trump on March 27, 2020. On April 23, 2020 the Company received the funding for its First Draw of the CARES Act loan of approximately $348,000. Because these funds were used exclusively for employee payroll management expects this loan will not be required to be paid back under the terms of the CARES Act. The Company has applied for forgiveness of its First Draw loan amount.
  On December 18, 2020, Minneapolis Venture, LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, and an additional $2 million was funded increasing the note balance to $4 million and the maturity date of the note was extended to December 31, 2021.
  On February 8, 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $845,000 was funded increasing the note balance to $1,807,000 and the maturity date of the note was extended to December 31, 2021.

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

Based on this current business plan, the Company believes its existing cash, anticipated cash collections and cash inflows is sufficient to conduct planned operations for one year from the issuance of the December 31, 2020 financial statements.

Sources and Uses of Cash

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(6,415,000)	$(1,767,000)
Net cash provided by investing activities	1,492,000	2,811,000
Net cash provided by financing activities	1,174,000	1,165,000

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019:

The Company’s cash and cash equivalents and restricted cash were approximately $7.9 million as of December 31, 2020, which was a decrease of approximately $3.7 million from the balance at December 31, 2019.

Cash flows from operating activities

Net cash used in operating activities for the year ended December 31, 2020 was approximately $6.4 million, compared to approximately $1.8 million for the same period in 2019. The increase in cash used was primarily due to an increase in accounts receivable and a decrease in net loss adjusted for impairment recorded during the year ended December 31, 2020 compared to net loss adjusted for impairment and internalization expense during the year ended December 31, 2019. These increases were partially offset by a decrease in gain on sale of investment and prepaids.

Cash flows from investing activities

Net cash provided by investing activities for the year ended December 31, 2020 was approximately $1.5 million, compared to approximately $2.8 million for the same period in 2019. The decrease in cash provided by investing activities was due primarily to lower proceeds from the sale of investments in real estate.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2020 was approximately $1.2 million compared to approximately $1.1 million provided by financing activities during the same period in 2019. The change in cash provided by financing activities was primarily due to the fact that there were less proceeds from notes payable acquired during the period and payments on notes payable of approximately $2.5 million offset by a decrease in dividend paid to stockholders.

Company Indebtedness

The loan with Bank of America for the MVP Detroit garage requires the Company to maintain $2.3 million in liquidity at all times, which is defined as unencumbered cash and cash equivalents. As of the date of this filing, the Company was in compliance with this lender requirement.  However, if the Company is unable to sell assets it is likely the Company will be unable to meet this requirement by the end of the second quarter of 2021. The Company will need to obtain a waiver for this requirement and if it is unable to obtain a waiver, this could result in an event of default and acceleration of such loan if the lender is unwilling to waive the requirement.

The Company’s secured mortgage debt of approximately $52.9 million and $54.1 million as of December 31, 2020 and 2019, respectively, require Mr. Shustek and the former Advisor to continue to provide guarantees. In connection with the Contribution Agreement and the Internalization, Mr. Shustek and the former Advisor will continue to provide such guarantees. For additional information regarding the Company’s indebtedness, please see Note K – Notes Payable in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

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

The ongoing COVID-19 pandemic has significantly adversely impacted global economic activity, contributed to significant volatility and negative pressure in financial markets and resulted in unprecedented job losses causing many to fear an imminent global recession. Due to these factors, the Company entered into the following loan modification agreements with its lenders during the year ended December 31, 2020.

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

On December 8, 2020, the Company, as guarantor, entered into the Second Amendment to Loan Agreement and Loan Documents (the “Second Amendment”) by and among MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Parking Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, MVP Milwaukee Wells LLC (each a “Borrower” and together “Borrowers”) and LLC Warehouse V LLC (the “Lender”), as successor-in-interest to LoanCore Capital Credit REIT LLC (the “ Original Lender”). The Second Amendment amends the Loan Agreement and Loan Documents, dated as of November 30, 2018, as amended by the First Amendment to Loan Agreement and Loan Documents, dated as of July 9, 2020 (the “Loan Agreement”), pursuant to which the Original Lender agreed to make a secured loan to the Borrowers in the original principal amount of $39.5 million (the “Loan”).

Pursuant to the Second Amendment, the Borrowers were granted the option to extend the maturity date of the Loan for two one-year periods upon the satisfaction of certain conditions, payment of certain amounts due under the Loan Agreement and, in connection with the Borrowers’ exercise of their option with respect to the first extension period, delivery by the Company of a partial payment guaranty. On December 8, 2020, the Borrowers exercised their option to extend the term of the Loan to December 9, 2021 and made a $0.5 million payment to the Lender (consisting of the payment of accrued interest and the deposit of additional capital expenditure and general shortfall reserves), and the Company delivered a $5.0 million partial payment guaranty. See Form 8-K Current Report filed on December 14, 2020 for additional information.

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

On December 18, 2020, Minneapolis Venture, LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $2 million was funded increasing the note balance to $4 million and the maturity date of the note was extended to December 31, 2021.

On February 8, 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $845,000 was funded increasing the note balance to $1,807,000 and the maturity date of the note was extended to December 31, 2021.

Management Compensation Summary

The following table summarizes all compensation and fees incurred by us and paid or payable to the former Advisor and its affiliates in connection with the Company’s organization operations for the years ended December 31, 2020 and 2019.

	For the Year Ended December 31,
	2020	2019
Asset Management Fees	$--	$854,000
Total	$--	$854,000

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

Common Stock

From inception through December 31, 2020, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,826 shares of its common stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

The Company’s total distributions paid for the period presented, the sources of such distributions, the cash flows provided by (used in) operations and the number of shares of common stock issued pursuant to the Company’s DRIP are detailed below.

On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

To date, all distributions were paid from offering proceeds and therefore represent a return of capital.

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2020	$--	$--	$--	$(793,000)
2nd Quarter, 2020	--	--	--	(1,899,000)
3rd Quarter, 2020	--	--	--	(2,656,000)
4th Quarter, 2020	--	--	--	(1,067,000)
Total 2020	$--	$--	$--	$(6,415,000)

	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$--	$--	$--	$(1,272,000)
2nd Quarter, 2019	--	--	--	(942,000)
3rd Quarter, 2019	--	--	--	(989,000)
4th Quarter, 2019	--	--	--	1,436,000
Total 2019	$--	$--	$--	$(1,767,000)

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

The offering price was $1,000 per share. In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before March 24, 2022, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of December 31, 2020 is immaterial. As of December 31, 2020, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series A, however, such distributions will continue to accrue in accordance with the terms of the Series A.

For additional information see Note Q —Preferred Stock and Warrants inPart II, Item 8 Notes to the Consolidated Financial Statements of this Annual Reportfor a discussion of the various related party transactions, agreements and fees.

From initial issuance through December 31, 2020, the Company had declared distributions of approximately $775,000 of which approximately $597,000 had been paid to Series A stockholders.

	Total Series A Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2020	$54,000	$(793,000)
2nd Quarter, 2020	--	(1,899,000)
3rd Quarter, 2020	--	(2,656,000)
4th Quarter, 2020	--	(1,067,000)
Total 2020	$54,000	$(6,415,000)

	Total Series A Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$54,000	$(1,272,000)
2nd Quarter, 2019	54,000	(942,000)
3rd Quarter, 2019	54,000	(989,000)
4th Quarter, 2019	54,000	1,436,000
Total 2019	$216,000	$(1,767,000)

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

The offering price is $1,000 per share. In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series 1 offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before January 31, 2023, the five-year anniversary date, these warrants then will expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of December 31, 2020 is immaterial. As of December 31, 2020, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series 1, however, such distributions will continue to accrue in accordance with the terms of the Series 1.

For additional information see Note Q —Preferred Stock and Warrants inPart II, Item 8 Notes to the Consolidated Financial Statements of this Annual Reportfor a discussion of the various related party transactions, agreements and fees.

From issuance date through December 31, 2020, the Company had declared distributions of approximately $8.7 million of which approximately $6.4 million had been paid to Series 1 stockholders.

	Total Series 1 Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2020	$697,000	$(793,000)
2nd Quarter, 2020	--	(1,899,000)
3rd Quarter, 2020	--	(2,656,000)
4th Quarter, 2020	--	(1,067,000)
Total 2020	$697,000	$(6,415,000)

	Total Series 1 Distributions Paid	Cash Flows provided by (used in) Operations (GAAP basis)
1st Quarter, 2019	$697,000	$(1,272,000)
2nd Quarter, 2019	695,000	(942,000)
3rd Quarter, 2019	696,000	(989,000)
4th Quarter, 2019	696,000	1,436,000
Total 2019	$2,784,000	$(1,767,000)

Related-Party Transactions and Arrangements

The Company had entered into agreements with affiliates of its Sponsor, whereby the Company paid certain fees or reimbursements to the former Advisor or its affiliates prior to the Internalization. For additional information see Note E —Related Party Transactions and Arrangementsin Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for a discussion of the various related party transactions, agreements and fees.

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

Income Taxes

Commencing with the taxable year ended December 31, 2017 through December 31, 2019, and subject to the discussion below relating to the Company’s REIT status from and after January 1, 2020, the Company believes it has been organized and conducted operations to qualify as a REIT under Sections 856 to 860 of the Code.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company’s REIT taxable income may substantially exceed or be less than the income calculated according to GAAP. In addition, the Company will be subjected to corporate income tax to the extent that less than 100% of the net taxable income is distributed, including any net capital gain.

As a result of the COVID-19 pandemic, the Company entered into temporary lease amendments with some of its tenants during the year ended December 31, 2020. The income generated under these lease amendments does not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020. Unless the Company is entitled to relief under specific statutory or administrative procedures that it may seek, and chooses to pursue any such relief, it will lose its qualification as a REIT.  If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will become subject to federal income tax on its taxable income at regular corporate rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes again for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company’s net income. In addition, distributions to stockholders in any year in which the Company fails to qualify as a REIT will not be deductible by the Company. As a result, the failure to qualify as a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, if the Company were to fail to qualify as a REIT, it would not be required to distribute any amounts to its stockholders and all distributions to stockholders would be taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits.  In such event, corporate stockholders may be eligible for the dividends-received deduction.  In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income. Non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026 for purposes of determining their U.S. federal income tax (but not for purposes of the 3.8% Medicare tax), subject to certain limitations.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2020.

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  While the Company may pursue statutory or administrative relief, or changes to its operations, to retain its status as a REIT, the Company has evaluated its deferred tax assets (primarily net operating losses and tax basis in goodwill that was taken as an expense on the Company’s books) both in the context of retaining its status as a REIT and as a taxable C corporation.  The Company had a §382 study performed to determine limitations on the potential utilization of pre-2020 net operating losses and concluded that it does not expect significant limitations on its ability to utilize such losses in the future as a C corporation.  However, given the Company’s history of taxable losses and its current taxable losses, and due to the ongoing impact to the Company of the COVID-19 pandemic to the Company, the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the year ended December 31, 2020. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur.

REIT Status

The Company elected to be treated as a REIT for federal income tax purposes for the year ended December 31, 2017 and continued to operate in a manner to qualify as a REIT for federal income tax purposes for the years ended December 31, 2018 and 2019. In order to qualify as a REIT, there are a number of requirements that the Company must satisfy as set forth in sections 856 to 860 of the Code.  As a result of the COVID-19 pandemic, the Company entered into temporary lease amendments with some of its tenants during the year ended December 31, 2020.  The income generated under these lease amendments did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with its annual REIT income tests for the year ended December 31, 2020.  Accordingly, the Company did not qualify as a REIT in 2020 and will be taxed as a C corporation for the year ended December 31, 2020 and for at least its next four taxable years.

As a C corporation, the Company will be subject to federal income tax on its taxable income at regular corporate rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes again for four years following the year in which it no longer qualified as a REIT. Failing to qualify as a REIT could materially and adversely affect the Company’s net income as it would not be entitled to a deduction for dividends paid while it is taxable as a C corporation.  As a result, being taxed as a C corporation rather than a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, as a C Corp, the Company is not required to distribute any amounts to its stockholders and all distributions to stockholders would be taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits.  In such event, corporate stockholders may be eligible for the dividends-received deduction.  In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income.

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before March 24, 2022, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of December 31, 2020 is immaterial. As of December 31, 2020, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. If all the potential warrants outstanding at December 31, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 84,510 shares of common stock and would receive gross proceeds of approximately $2.1 million.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series A, however, such distributions will continue to accrue in accordance with the terms of the Series A.

On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

For additional information see “— Liquidity and Capital Resources” and “—Preferred Series A Stock” above and Note Q —Preferred Stock and Warrants in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. . If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series 1 offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before January 31, 2023, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of December 31, 2020 is immaterial As of December 31, 2020, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event.  If all the potential warrants outstanding at December 31, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series 1, however, such distributions will continue to accrue in accordance with the terms of the Series 1.

On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

For additional information see “— Liquidity and Capital Resources” and “—Preferred Series A Stock” above and Note Q —Preferred Stock and Warrants in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

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

Subsequent Events

See Note T —Subsequent Events in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for a discussion of the various subsequent events.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item not required for Smaller Reporting Companies.

ITEM 8.                FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Parking REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Parking REIT, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 31, 2021

THE PARKING REIT, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
ASSETS
Investments in real estate
Land and improvements	$128,284,000	$136,607,000
Buildings and improvements	163,792,000	170,276,000
Construction in progress	1,320,000	714,000
Intangible assets	2,107,000	2,288,000
	295,503,000	309,885,000
Accumulated depreciation	(17,039,000)	(12,049,000)
Total investments in real estate, net	278,464,000	297,836,000

Fixed Assets, net of accumulated depreciation of $78,000 and $42,000 as of December 31, 2020 and 2019, respectively	63,000	21,000
Assets held for sale, net of accumulated depreciation of $212,000	--	3,288,000
Cash	4,235,000	7,707,000
Cash – restricted	3,660,000	3,937,000
Prepaid expenses	1,909,000	1,679,000
Accounts receivable, net allowance of doubtful accounts of $0.7 million as of December 31, 2020, no allowance for December 31, 2019	1,114,000	929,000
Investment in DST	2,821,000	2,836,000
Due from related parties	1,000	--
Other assets	183,000	111,000
Right of use leased asset	1,282,000	--
Total assets	$293,732,000	$318,344,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $1.2 million and $1.8 million as of December 31, 2020 and 2019, respectively	$158,996,000	$159,120,000
Paycheck protection program loan	348,000	--
Accounts payable and accrued liabilities	11,967,000	10,883,000
Accounts payable and accrued liabilities – related party	--	--
Right of use lease liability	1,282,000	--
Deferred management internalization	10,040,000	17,800,000
Security deposits	141,000	138,000
Due to related parties	--	54,000
Deferred revenue	140,000	104,000
Total liabilities	182,914,000	188,099,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of December 31, 2020 and 2019)	--	--
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of December 31, 2020 and 2019)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,727,696 and 7,332,811 shares issued and outstanding as of December 31, 2020 and 2019, respectively	--	--
Additional paid-in capital	198,769,000	194,137,000
Accumulated deficit	(89,985,000)	(66,511,000)
Total The Parking REIT, Inc. Shareholders’ Equity	108,784,000	127,626,000
Non-controlling interest	2,034,000	2,619,000
Total equity	110,818,000	130,245,000
Total liabilities and equity	$293,732,000	$318,344,000

The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Revenues
Base rent income	$14,034,000	$20,151,000
Percentage rent income	448,000	2,643,000
Management income	827,000	--
Total revenues	15,309,000	22,794,000

Operating expenses
Property taxes	3,514,000	3,023,000
Property operating expense	1,496,000	1,701,000
Asset management fee – related party	--	854,000
General and administrative	6,029,000	5,601,000
Professional fees, net of reimbursement of insurance proceeds	970,000	8,528,000
Management internalization	--	32,004,000
Acquisition expenses	3,000	251,000
Provision for impairment of investments in real estate	14,115,000	1,452,000
Depreciation and amortization	5,206,000	5,172,000
Total operating expenses	31,333,000	58,586,000

Loss from operations	(16,024,000)	(35,792,000)

Other income (expense)
Interest expense	(9,274,000)	(9,513,000)
Gain on sale of investments in real estate	694,000	2,509,000
Other Income	151,000	82,000
Settlement income	370,000	--
Income from DST	34,000	218,000
Total other expense	(8,025,000)	(6,704,000)

Net loss	(24,049,000)	(42,496,000)
Net income (loss) attributable to non-controlling interest	(575,000)	62,000
Net loss attributable to The Parking REIT, Inc.’s stockholders	$(23,474,000)	$(42,558,000)

Preferred stock distributions declared - Series A	(216,000)	(216,000)
Preferred stock distributions declared - Series 1	(2,784,000)	(2,784,000)
Net loss attributable to The Parking REIT, Inc.’s common stockholders	(26,474,000)	(45,558,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to The Parking REIT, Inc.’s common stockholders - basic and diluted	$(3.62)	$(6.66)
Distributions declared per common share	$--	$--
Weighted average common shares outstanding, basic and diluted	7,329,045	6,836,693

The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2018	42,673	$--	6,542,797	$--	$183,382,000	$(23,953,000)	$2,691,000	$162,120,000

Distributions to non-controlling interest	--	--	--	--	--	--	(134,000)	(134,000)
Issuance of common stock	--	--	800,000	--	14,000,000	--	--	14,000,000
Redeemed Shares	--	--	(9,986)	--	(245,000)	--	--	(245,000)
Distributions – Series A	--	--	--	--	(216,000)	--	--	(216,000)
Distributions – Series 1	--	--	--	--	(2,784,000)	--	--	(2,784,000)
Net income (loss)	--	--	--	--	--	(42,558,000)	62,000	(42,496,000)
Balance, December 31, 2019	42,673	$--	7,332,811	$--	$194,137,000	$(66,511,000)	$2,619,000	$130,245,000

Distributions to non-controlling interest	--	--	--	--	--	--	(10,000)	(10,000)
Issuance of common stock	--	--	400,000	--	7,760,000	--	--	7,760,000
Redeemed Shares	--	--	(5,115)	--	(128,000)	--	--	(128,000)
Distributions – Series A	--	--	--	--	(216,000)	--	--	(216,000)
Distributions – Series 1	--	--	--	--	(2,784,000)	--	--	(2,784,000)
Net loss	--	--	--	--	--	(23,474,000)	(575,000)	(24,049,000)
Balance, December 31, 2020	42,673	$--	7,727,696	$--	$198,769,000	$(89,985,000)	$2,034,000	$110,818,000

The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2020	2019
Cash flows from operating activities:
Net Loss	$(24,049,000)	$(42,496,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,206,000	5,172,000
Gain from acquisition of real estate	(694,000)	(2,509,000)
Management internalization	--	31,800,000
Income from DST	(33,000)	(218,000)
Amortization of right of use lease assets	111,000	--
Impairment on real estate	14,115,000	1,452,000
Amortization of loan costs	768,000	902,000
Changes in operating assets and liabilities
Due to/from related parties	(55,000)	57,000
Accounts payable	(1,119,000)	6,286,000
Accounts payable – related party	--	(653,000)
Loan Fees	(106,000)	(287,000)
Lease liability	(111,000)	--
Deferred revenue	36,000	40,000
Other assets	(72,000)	(32,000)
Security deposits	3,000	(1,000)
Accounts receivable	(185,000)	(217,000)
Prepaid expenses	(230,000)	(1,063,000)
Net cash used in operating activities	(6,415,000)	(1,767,000)
Cash flows from investing activities:
Building and land improvements	(1,214,000)	(1,696,000)
Fixed Asset Purchase	(78,000)	(41,000)
Distributions from Investments	48,000	203,000
Proceeds from sale of investments in real estate	2,736,000	4,345,000
Payment of deposit for purchase of investment in real estate or debt	--	(97,000)
Deposits applied to purchase of investment in real estate or debt	--	97,000
Net cash provided by investing activities	1,492,000	2,811,000
Cash flows from financing activities
Proceeds from notes payable	5,545,000	11,181,000
Payments on notes payable	(3,483,000)	(6,637,000)
Distribution to non-controlling interest	(10,000)	(118,000)
Redeemed shares	(128,000)	(245,000)
Dividends paid to stockholders	(750,000)	(3,016,000)
Net cash provided by financing activities	1,174,000	1,165,000
Net change in cash, cash equivalents and restricted cash	(3,749,000)	2,209,000
Cash, cash equivalents and restricted cash, beginning of period	11,644,000	9,435,000
Cash, cash equivalents and restricted cash, end of period	$7,895,000	$11,644,000

The accompanying notes are an integral part of these consolidated financial statements.

THE PARKING REIT, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Years Ended December 31,
	2020	2019
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash, cash equivalents at beginning of period	$7,707,000	$5,106,000
Restricted cash at beginning of period	3,937,000	4,329,000
Cash, cash equivalents and restricted at beginning of period	$11,644,000	$9,435,000

Cash and cash equivalents at end of period	$4,235,000	7,707,000
Restricted cash at end of period	3,660,000	3,937,000
Cash, cash equivalents and restricted at end of period	$7,895,000	11,644,000

Supplemental disclosures of cash flow information:
Interest Paid	$8,506,000	$8,611,000
Non-cash investing and financing activities:
Dividends declared not yet paid	$2,501,000	$250,000
Payment of deposit for purchase of investment in real estate or debt	$--	$(97,000)
Deposits applied to purchase of investment in real estate or debt	$--	$97,000
Issuance of common stock – internalization	$7,760,000	$14,000,000
Deferred management internalization	$(7,760,000)	$24,800,000
Payments on note payable through sale of investment in real estate	$(2,500,000)	$(2,000,000)
Recognition of use lease asset / liability	$1,393,000	$--

The accompanying notes are an integral part of these consolidated financial statements

THE PARKING REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note A — Organization and Business Operations

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015 and has elected to be taxed, and subject to the discussion below under the heading Income Taxes in Note B, has operated in a manner that allowed the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017 through December 31, 2019.  As a result of the COVID-19 pandemic, the Company entered into temporary lease amendments with some of its tenants during the year ended December 31, 2020. The income generated under these lease amendments did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020. Accordingly, the Company did not qualify as a REIT in 2020 and will be taxed as a C corporation for the year ended December 31, 2020 and for at least its next four taxable years.

As a C corporation, the Company will be subject to federal income tax on its taxable income at regular corporate rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes again for four years following the year in which it no longer qualified as a REIT. [Failing to qualify as a REIT could materially and adversely affect the Company’s net income.] In addition, distributions to its stockholders will not be deductible by the Company. As a result, being taxed as a C corporation rather than a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, as a C Corp, the Company is not required to distribute any amounts to its stockholders and all distributions to stockholders would be taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits.  In such event, corporate stockholders may be eligible for the dividends-received deduction.  In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income. Non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026 for purposes of determining their U.S. federal income tax (but not for purposes of the 3.8% Medicare tax), subject to certain limitations.

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

Capitalization

As of December 31, 2020, the Company had 7,727,696 shares of common stock issued and outstanding. On December 31, 2016, the Company ceased all selling efforts for the initial public offering of its common stock (the “Common Stock Offering”). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to MVP Capital Partners II, LLC (the “Sponsor”) for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A”). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company’s common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and had 2,862 Series A shares issued and outstanding as of December 31, 2020.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland, Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the “Series 1”). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company’s common stock to accredited investors and closed the offering on January 31, 2018. The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding as of December 31, 2020.

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

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the year ended December 31, 2020, the Company had a net loss of $24.2 million and had $7.9 million in cash, cash equivalents and restricted cash. In connection with preparing the consolidated financial statements for the year ended December 31, 2020, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for the next twelve months through March 30, 2022.

Management has implemented the following plan to address the Company’s liquidity over the next twelve months plus a day from the filing of this Annual Report:

•	On January 8, 2021, the Company, entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, MVP REIT II Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), Michael V. Shustek (“Mr. Shustek”), Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII” and together with VRMI and Mr. Shustek, the “Advisor”) and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). The transactions contemplated by the Purchase Agreement are referred to herein collectively as the “Transaction.” See the Form 8-K Current Report filed on January 14, 2021 for additional information.
•	On December 8, 2020, the Company, as guarantor, entered into the Second Amendment to Loan Agreement and Loan Documents (the “Second Amendment”) by and among MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Parking Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, MVP Milwaukee Wells LLC (each a “Borrower” and together “Borrowers”) and LLC Warehouse V LLC (the “Lender”), as successor-in-interest to LoanCore Capital Credit REIT LLC (the “ Original Lender”). The Second Amendment exercised the Company’s option to extend the loan to December 9, 2021 with an additional one-year renewal option thereafter. Concurrent with the Second Amendment, the Company entered into an Interest Rate Protection Agreement (rate cap) that caps the loan’s interest rate at the loan’s LIBOR Floor. This rate cap effectively fixes the rate on this loan to the current rate of 5.60% and eliminates the threat of rising interest rates on this floating rate loan. See Company Indebtedness in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Form 8-K Current Report filed on December 14, 2020 for additional information.
•	While the Company is currently unable to completely estimate the impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of December 31, 2020, the Company has entered into lease amendments (Second Amendments) with its two largest tenants, SP Plus and Premier Parking since the end of the third quarter of 2020 that should increase the amount of rental revenue received by the Company compared to the (First Amendments) entered into with these two tenants in May 2020 for COVID relief as follows:
o	Premier Parking – Second Amendment, entered into December 16, 2020 and effective October 1, 2020, splits gross revenue from the properties, after approved expenses 95%/5% in favor of the Company and requires Premier to pay a portion of the property taxes per the original leases. The First Amendment split was 85%/15% in favor of the Company and required no property tax payments during the term of the amendment. The Premier leases revert back to their original terms January 1, 2022.
o	SP Plus - Second Amendment, entered into January 29, 2021 and effective January 1, 2020, required SP Plus to pay full base rent for the month of January for the seven largest properties leased by SP Plus, and requires 75% of base rent to be paid on the 1st of each month for the months of February through July 2021 and a one-time cost of contract payment of $275,000 received in February 2021. On August 1, 2021, these properties revert back to their original lease terms. This amendment should result in (i) more base rent revenue during the lease term than was earned previously under the First Amendment and (ii) certainty with respect to base rent to be received from these properties during the term of the Second Amendment.
•	The Company applied for its Second Draw in the Paycheck Protection Program loan that is available to First Draw recipients, guaranteed by the Small Business Administration (“SBA”), through Key Bank National Association, Inc., on March 15, 2021 for approximately $328,000. This loan program is for companies with 500 or less employees, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed by President Trump on March 27, 2020. On April 23, 2020 the Company received the funding for its First Draw of the CARES Act loan of approximately $348,000. Because these funds were used exclusively for employee payroll management expects this loan will not be required to be paid back under the terms of the CARES Act. The Company has applied for forgiveness of its First Draw loan amount.

•	On December 18, 2020, Minneapolis Venture, LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, and an additional $2 million was funded increasing the note balance to $4 million and the maturity date of the note was extended to December 31, 2021.
•	On February 8, 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, and an additional $845,000 was funded increasing the note balance to $1,807,000 and the maturity date of the note was extended to December 31, 2021.

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

Based on this current business plan, the Company believes its existing cash, anticipated cash collections and cash inflows is sufficient to conduct planned operations for one year from the issuance of the December 31, 2020 financial statements.

Consolidation

The Company’s consolidated financial statements include its accounts, the accounts of the Company’s assets that were sold during 2020 and 2019 (as applicable), the accounts of its subsidiaries, Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation. The following list includes the subsidiaries that are included in the Company’s consolidated financial statements, not the number of properties owned by the Company at December 31, 2020 and 2019.

MVP PF Memphis Poplar 2013, LLC	MVP Indianapolis Meridian Lot, LLC	White Front Garage Partners, LLC
MVP PF St. Louis 2013, LLC	MVP Milwaukee Clybourn, LLC	Cleveland Lincoln Garage, LLC
Mabley Place Garage, LLC	MVP Milwaukee Arena Lot, LLC	MVP Houston Preston, LLC
MVP Denver Sherman, LLC	MVP Clarksburg Lot, LLC	MVP Houston San Jacinto Lot, LLC
MVP Fort Worth Taylor, LLC	MVP Denver 1935 Sherman, LLC	MVP Detroit Center Garage, LLC
MVP Milwaukee Old World, LLC	MVP Bridgeport Fairfield Garage, LLC	St. Louis Broadway, LLC
MVP Houston Saks Garage, LLC	West 9th Street Properties II, LLC	St. Louis Seventh & Cerre, LLC
MVP Milwaukee Wells, LLC	MVP San Jose 88 Garage, LLC	MVP Preferred Parking, LLC
MVP Wildwood NJ Lot, LLC	MCI 1372 Street, LLC	MVP Raider Park Garage, LLC
MVP Indianapolis City Park, LLC	MVP Cincinnati Race Street, LLC	MVP New Orleans Rampart, LLC
MVP Indianapolis WA Street Lot, LLC	MVP St. Louis Washington, LLC	MVP Hawaii Marks Garage, LLC
Minneapolis City Parking, LLC	MVP St. Paul Holiday Garage, LLC
MVP Minneapolis Venture, LLC	MVP Louisville Station Broadway, LLC

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

Concentration

The Company had fifteen and fifteen parking tenants/operators during the years ended December 31, 2020 and 2019, respectively. One tenant/operator, SP Plus Corporation (Nasdaq: SP) (“SP+”), represented 61.0% of the Company’s base parking rental revenue for the year ended December 31, 2020.

SP+ is one of the largest providers of parking management in the United States. As of December 31, 2020, SP+ managed approximately 3,200 locations in North America.

Below is a table that summarizes parking rent by tenant/operator as a percentage of the Company’s total base parking rental revenue for the periods presented:

	For the Years Ended December 31,
Parking Tenant	2020	2019
SP +	61.0%	60.8%
Premier Parking	15.9%	14.8%
Denison	6.4%	2.7%
ISOM Mgmt	5.1%	3.9%
342 N. Rampart	2.0%	2.9%
Interstate Parking	2.8%	2.9%
St. Louis Parking	1.3%	2.0%
TNSH, LLC	1.5%	1.1%
Lanier	1.0%	2.4%
BEST PARK	1.4%	0.2%
Riverside Parking	0.6%	0.9%
ABM	0.7%	3.9%
Denver School	0.2%	0.2%
Secure	0.1%	0.1%
Premium Parking	0.0%	1.2%

In addition, the Company had concentrations in various cities based on parking rental revenue for the year ended December 31, 2020 and 2019, as well as concentrations in various cities based on the real estate the Company owned as December 31, 2020 and 2019. The below tables summarize this information by city.

City Concentration for Parking Rental Revenue
	For the Years Ended December 31,
	2020	2019
Detroit	24.3%	22.6%
Houston	12.2%	11.7%
Fort Worth	10.1%	7.0%
Cincinnati	8.2%	9.3%
Indianapolis	6.4%	6.1%
Lubbock	5.1%	3.9%
Cleveland	4.5%	5.8%
Honolulu	4.4%	4.3%
Milwaukee	3.7%	3.7%
Nashville	3.7%	3.1%
St. Louis	3.6%	5.0%
Minneapolis	2.9%	3.6%
St Paul	2.8%	2.9%
New Orleans	2.0%	2.9%
Bridgeport	1.4%	1.9%
Memphis	1.4%	1.4%
San Jose	1.0%	2.0%
Denver	0.7%	0.7%
Louisville	0.6%	0.9%
Clarksburg	0.4%	0.3%
Wildwood	0.3%	0.3%
Canton	0.3%	0.2%
Ft. Lauderdale	0.0%	0.4%

Real Estate Investment Concentration by City
	As of December 31,
	2020	2019
Detroit	19.0%	17.7%
Houston	11.7%	12.1%
Fort Worth	9.3%	8.8%
Cincinnati	8.1%	8.8%
Honolulu	7.0%	6.8%
Indianapolis	6.1%	5.8%
Cleveland	5.8%	6.3%
Lubbock	4.6%	4.3%
St Louis	4.2%	4.4%
Minneapolis	4.0%	4.3%
Nashville	4.0%	3.7%
Milwaukee	3.9%	3.9%
St Paul	2.9%	2.7%
Bridgeport	2.8%	2.6%
New Orleans	2.6%	2.6%
Memphis	1.3%	1.3%
Denver	1.1%	1.0%
Louisville	1.0%	1.0%
Wildwood	0.2%	0.4%
Clarksburg	0.2%	0.2%
Canton	0.2%	0.2%
San Jose	--	1.1%

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

The Company recorded impairment charges of approximately $14.1 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively.  These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs.  The appraisals were performed by independent third-party appraisers primarily using the income capitalization approach based on the contracted rent to be received from the operator or the sales comparison approach. The income capitalization approach reflects the property’s income-producing capabilities based on the assumption that value is created by the expectation of benefits to be derived in the future. The sales comparison approach utilizes sales of comparable properties, adjusted for differences, to indicate value.

The following is a summary of the impairments for the year ended December 31, 2020:

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

The following is a summary of the impairments for the year ended December 31, 2019:

Property	2019 Impairment	Valuation Method
MVP Memphis Court	$558,000	Sales Comparison
Minneapolis City Parking	$500,000	Income Capitalization
MVP San Jose 88 Garage	$344,000	Income Capitalization
MVP St Louis Washington	$50,000	Income Capitalization
Total	$1,452,000

Cash

The Company maintains a significant portion of its cash deposits at KeyBank, which are held by the Company’s subsidiaries allowing the Company to maximize FDIC insurance coverage. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the same ownership category of $250,000. As of December 31, 2020 and 2019, the Company had approximately $1.9 million and $2.7 million, respectively, in excess of the federally insured limits. As of the date of this filing, the Company has not experienced any losses on cash deposits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended December 31, 2020 and 2019, the Company had no advertising costs.

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

Stock-Based Compensation

The Company records stock-based compensation expense according to the provisions of ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires all share-based payments to employees and nonemployees, to be recognized in the financial statements based on their fair values. Under the provisions of ASC Topic 718, the Company determines the appropriate fair value to be used for valuing share-based payments.

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note G — Stock-Based Compensation).

Income Taxes

Commencing with the taxable year ended December 31, 2017 through December 31, 2019, and subject to the discussion below relating to the Company’s REIT status from and after January 1, 2020, the Company believes it has been organized and conducted operations to qualify as a REIT under Sections 856 to 860 of the Code.  A REIT is generally not subject to federal income tax on that portion of its REIT taxable income, which is distributed to its stockholders, provided that at least 90% of such taxable income is distributed and provided that certain other requirements are met. The Company’s REIT taxable income may substantially exceed or be less than the income calculated according to GAAP. In addition, the Company will be subjected to corporate income tax to the extent that less than 100% of the net taxable income is distributed, including any net capital gain.

As a result of the COVID-19 pandemic, the Company entered into temporary lease amendments with some of its tenants during the year ended December 31, 2020. The income generated under these lease amendments does not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020. Unless the Company is entitled to relief under specific statutory or administrative procedures that it may seek, and chooses to pursue any such relief, it will lose its qualification as a REIT.  If the Company fails to qualify as a REIT in any taxable year, including and after the taxable year in which the Company initially elects to be taxed as a REIT, the Company will become subject to federal income tax on its taxable income at regular corporate rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes again for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect the Company’s net income. In addition, distributions to stockholders in any year in which the Company fails to qualify as a REIT will not be deductible by the Company. As a result, the failure to qualify as a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, if the Company were to fail to qualify as a REIT, it would not be required to distribute any amounts to its stockholders and all distributions to stockholders would be taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits.  In such event, corporate stockholders may be eligible for the dividends-received deduction.  In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income. Non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026 for purposes of determining their U.S. federal income tax (but not for purposes of the 3.8% Medicare tax), subject to certain limitations.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2020.

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  While the Company may pursue statutory or administrative relief, or changes to its operations, to retain its status as a REIT, the Company has evaluated its deferred tax assets (primarily net operating losses and tax basis in goodwill that was taken as an expense on the Company’s books) both in the context of retaining its status as a REIT and as a taxable C Corporation.  The Company had a §382 study performed to determine limitations on the potential utilization of pre-2020 net operating losses and concluded that it does not expect significant limitations on its ability to utilize such losses in the future as a C Corporation.  However, given the Company’s history of taxable losses and its current taxable losses, and due to the ongoing impact to the Company of the COVID-19 pandemic to the Company, the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the year ended December 31, 2020. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share considers the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The Company had no outstanding common share equivalents during the years ended December 31, 2020 and 2019.

There is a potential for dilution from the Company’s Series A Convertible Redeemable Preferred Stock which may be converted into the Company’s common stock at any time. As of December 31, 2020, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

There is a potential for dilution from the Company’s Series 1 Convertible Redeemable Preferred Stock which may be converted upon a holder’s election into the Company’s common stock at any time. As of December 31, 2020, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

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

During the Company’s predecessor’s due diligence of a property purchased on December 15, 2017 (originally purchased by predecessor on March 31, 2015) and located in Milwaukee, it was discovered that the soil and ground water at the subject property had been impacted by the site’s historical use as a printing press as well as neighboring property uses. As a result, the Company retained a local environmental engineer to seek a closure letter or similar certificate of no further action from the State of Wisconsin due to the Company’s use of the property as a parking lot. As of December 31, 2020, management has not received the closure letter, however the Company does not anticipate a material adverse effect related to this environmental matter. On February 5, 2021, the Company received the closure letter, for this matter, from the State of Wisconsin.

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of December 31, 2020, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate

2020

As of December 31, 2020, the Company had the following Investments in Real Estate that were consolidated on the Company’s balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant / Operator
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,844,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$2,954,000	SP +
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$5,848,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$1,637,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,007,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	Premier Parking
Cleveland Lincoln Garage	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$8,271,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	Premier Parking
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	Premier Parking
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,477,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	528	0.98	784	$20,480,000	Premier Parking
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$13,640,000	ISOM Management
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,670,000	Best Park
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,041,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$18,210,000	SP +

MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	Interstate
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$7,923,000	Premier Parking

MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$4,463,000	TNSH
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$278,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$418,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	Denison
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	195	1.65	N/A	$4,013,000	N/A
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$7,718,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,551,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	Interstate
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$625,000	ABM
MVP Denver 1935 Sherman	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,268,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$7,835,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$19,952,000	SP +
Construction in progress							$1,320,000
Total Investment in real estate and fixed assets							$295,503,000

(1)     These properties are held by West 9th St. Properties II, LLC.

(2)     The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.

(3)     These properties are held by MVP Wildwood NJ Lot, LLC.

(4)     MVP Preferred Parking, LLC holds a Garage and a Parking Lot.

2019

As of December 31, 2019, the Company had the following Investments in Real Estate that were consolidated on the Company’s balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,845,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$3,050,000	SP +
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$6,331,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$2,957,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,107,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	Premier / iPark
Cleveland Lincoln Garage Owners	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$10,649,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	Premier / iPark
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	Premier / iPark
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,476,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking

MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	528	0.98	784	$21,210,000	Premier / iPark
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$13,517,000	ISOM Management
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,747,000	Best Park
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,145,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$21,185,000	SP +
MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	SP +
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$10,423,000	Premier / iPark
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$5,083,000	TNSH
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$545,000	SP +
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$686,000	SP+
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	ABM
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	195	1.65	N/A	$4,013,000	N/A
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$9,338,000	SP +
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,601,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	SP +
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$715,000	ABM
MVP Denver 1935 Sherman	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,256,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$8,105,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	21,127,000	SP +
Construction in progress							$714,000
Total Investment in real estate and fixed assets							$309,885,000

(5)     These properties are held by West 9th St. Properties II, LLC.

(6)     The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.

(7)     These properties are held by MVP Wildwood NJ Lot, LLC.

(8)     MVP Preferred Parking, LLC holds a Garage and a Parking Lot.

Note E — Related Party Transactions and Arrangements

2020

The transactions described in this Note were approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in such transactions as fair and reasonable to the Company and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

Ownership of Company Stock

As of December 31, 2020, the Sponsor owned 9,108 shares, VRM II owned 1,084,960 shares and VRM I owned 616,834 shares of the Company’s outstanding common stock.  No distributions were received by either entity during the year ended December 31, 2020 due to the suspension of the distributions.

Ownership of the Former Advisor

VRM I and VRM II own 40% and 60%, respectively, of the former Advisor. Neither VRM I nor VRM II paid any up-front consideration for these ownership interests, but each agreed to be responsible for its proportionate share of future expenses of the former Advisor.

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the former Advisor, Vestin Realty Mortgage I, Inc. (“VRTA”) (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (“VRTB”) (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the former Advisor 1,600,000 shares of Common Stock as consideration (the “Consideration”), issuable in four equal installments. The first three installments of 400,000 shares of Common Stock per installment were issued on April 1, 2019, December 31, 2019 and December 31, 2020, respectively. See Note R —Deferred Management Internalization in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information. The remaining installment was due to be issued on December 31, 2021; however, pursuant to the Purchase Agreement, the Advisor has agreed to surrender its claim to such shares. If requested by the Company in connection with any contemplated capital raise by the Company, the former Advisor has agreed not to sell, pledge or otherwise transfer or dispose of any of the Internalization Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. See the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 for more information regarding the Management Internalization.

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

Ownership of Company Stock

As of December 31, 2019, the Sponsor owned 9,108 shares, VRM II owned 844,960 shares and VRM I owned 456,834 shares of the Company’s outstanding common stock. During the year ended December 31, 2018, VRM II and VRM I received approximately $33,000 and $19,000 in distributions in accordance with the Company’s distribution reinvestment program (“DRIP”).  No DRIP distributions were received by either entity during the year ended December 31, 2019 due to the suspension of the DRIP program.

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

On March 29, 2019, the Company and the former Advisor entered into definitive agreements to internalize the Company’s management function effective April 1, 2019 (the “Internalization”). Since their formation, under the supervision of the board of directors (the “Board of Directors”), the former Advisor has been responsible for managing the operations of the Company and MVP I, which merged with a wholly owned indirect subsidiary of the Company in December 2017. As part of the Internalization, among other things, the Company agreed with the former Advisor to (i) terminate the Second Amended and Restated Advisory Agreement, dated as of May 26, 2017 and, for the avoidance of doubt, the Third Amended and Restated Advisory Agreement, dated as of September 21, 2018, which by its terms would have become effective only upon a listing of the Company’s common stock on a national securities exchange (collectively, the “Management Agreements”), each entered into among the Company, the former Advisor and MVP REIT II Operating Partnership, LP (the “Operating Partnership”); (ii) extend employment to the executives and other employees of the former Advisor; (iii) arrange for the former Advisor to continue to provide certain services with respect to outstanding indebtedness of the Company and its subsidiaries; and (iv) lease the employees of the former Advisor for a limited period of time prior to the time that such employees become employed by the Company. As part of those same agreements, the Company agreed to issue to the former Advisor over a period of more than two and a half years, 1,600,000 shares of the Company’s common stock as consideration under the terms of the Contribution Agreement, issuable in four equal installments. The first installment of 400,000 shares of Common Stock was issued on April 1, 2019 and the second on December 31, 2019. The remaining installments will be issued on December 31, 2020 and December 31, 2021 (or if December 31st is not a business day, the day that is the last business day of such year). See Note R —Deferred Management Internalization below in for additional information.

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

Note G — Stock-Based Compensation

On October 14, 2020, the Compensation Committee of the Board of Directors of the Company approved the award of non-restricted shares to the Company’s four independent directors and to the Company’s chief financial officer, J. Kevin Bland. Total stock-compensation expense for the year ended December 31, 2020 was approximately $144,000.

The non-restricted shares were issued by the Company on March 1, 2021 at a price of $11.75 per share. This price equals the price agreed to in the Equity Purchase Agreement entered into between the Company and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). For additional information see the Current Report Form 8-K filed by the Company on January 14, 2021.

The shares awarded fully vested immediately upon issuance and these shares are not from the Company’s Incentive Plan.

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

The Company’s board of directors may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company’s board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the long-term incentive plan will be effective without the approval of the Company’s stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the years ended December 31, 2020 and 2019, no grants were made under the long-term incentive plan.

Note H – Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. The Company has determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases in the future however the Company was not a lessee on any lease agreements at December 31, 2018. During the first quarter 2019, the Company adopted ASU 2016-02.  See Note N – Right of Use Leased Asset and Lease Liability for discussion of the impact of ASU 2016-02 on the Company’s consolidated financial statements.

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

Note I — Assets held for sale

2020

No assets were held for sale as of December 31, 2020.

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

The following is summary of San Jose 88 Garage, LLC net assets held for sale as of December 31, 2019:

December 31, 2019
Assets:
Prepaid expenses	$42,000
Property and equipment, net of accumulated depreciation	3,288,000
Total assets	$3,330,000
Liabilities:
Notes payable	$2,500,000
Accounts payable and accrued liabilities	47,000
Total liabilities	2,547,000
Net assets held for sale	$783,000

The following is a summary of the results of operations related to MVP San Jose 88 Garage for the years ended December 31, 2019:

2019
Revenue	$450,000
Expenses *	842,000
Income/(loss) from assets held for sale, net of income taxes	$(392,000)

*Includes $343,000 impairment for the year ended December 31, 2019.

Note J – Disposition of Investments in Real Estate

2020

On May 26, 2020, the Company, through an entity wholly owned by the Company, sold a parking garage in San Jose, California for cash consideration of $4.1 million to UC 88 Garage Owner LLC, a third-party buyer.  The Company used $2.5 million of the proceeds to pay off the existing promissory note secured by the MVP San Jose 88 Garage, LLC. The property was originally purchased in June 2016 for approximately $3.6 million. The gain on sale is approximately $0.7 million net of all closing costs.

The following is a summary of the results of operations related to the parking garage in San Jose for the years months ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Revenue	$113,000	$450,000
Expenses *	191,000	842,000
Income/(Loss) from assets held for sale, net of income taxes	$(78,000)	$(392,000)

*Includes $343,000 impairment in 2019

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

The following is a summary of the results of operations related to the surface parking lot in Ft. Lauderdale for the year ended December 31, 2019:

For the Year Ended December 31, 2019
Revenue	$136,000
Expenses	(116,000)
Income (loss) from disposed assets, net of income taxes	$20,000

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

For the Year Ended December 31, 2019
Revenue	$4,000
Expenses *	563,000
Income/(loss) from assets held for sale, net of income taxes	$(559,000)

*Includes $558,000 impairment for the year ended December 31, 2019.

Note K — Notes Payable and Paycheck Protection Program Loan

2020

As of December 31, 2020, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/20	Lender	Term	Interest Rate	Loan Maturity
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$2,550,000	Multiple	1 Year	7.50%	4/30/2021
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	4/30/2021
The Parking REIT D&O Insurance	$1,185,000	$150,000	$299,000	MetaBank	1 Year	3.60%	2/28/2021
Minneapolis Venture	$2,000,000	Interest Only	$4,000,000	Multiple	1 Year	9.00%	04/30/2021
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$7,400,000	LoanCore	1 Year	Variable	12/9/2021
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$5,300,000	LoanCore	1 Year	Variable	12/9/2021
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$13,500,000	LoanCore	1 Year	Variable	12/9/2021
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,700,000	LoanCore	1 Year	Variable	12/9/2021
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$7,200,000	LoanCore	1 Year	Variable	12/9/2021
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,400,000	LoanCore	1 Year	Variable	12/9/2021
MVP Clarksburg Lot	$476,000	Interest Only	$476,000	Multiple	1 Year	7.50%	5/21/2021
MCI 1372 Street	$574,000	Interest Only	$574,000	Multiple	1 Year	7.50%	5/27/2021
MVP Milwaukee Old World	$771,000	Interest Only	$771,000	Multiple	1 Year	7.50%	5/27/2021

MVP Milwaukee Clybourn	$191,000	Interest Only	$191,000	Multiple	1 Year	7.50%	5/27/2021
SBA PPP Loan	$348,000	$14,700	$348,000	Small Business Administration	2 Year	1.00%	10/22/2022
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5 Year	5.38%	3/6/2024
MVP St. Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5 Year	5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000,000	$44,000	$8,007,000	Barclays	10 year	4.25%	12/6/2024
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,164,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
Minneapolis City Parking, LLC (6)	$5,250,000	$29,000	$4,659,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC (5)	$4,400,000	$23,000	$3,933,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
West 9th Properties II, LLC (6)	$5,300,000	$30,000	$4,774,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Fort Worth Taylor, LLC (6)	$13,150,000	$73,000	$11,873,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$29,042,000	Bank of America	10 year	5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380,000	$8,000	$1,334,000	KeyBank	10 year *	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132,000	$24,000	$3,992,000	KeyBank	10 year *	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	$23,000	$3,863,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	$2,000	$275,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	$12,000	$2,069,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	$762,000	$4,000	$736,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Less unamortized loan issuance costs			($1,165,000)
			$159,344,000

(1)	The Company issued a promissory note to KeyBank for $12.7 million secured by a pool of properties, including (i) MVP Denver Sherman, LLC, (ii) MVP Denver 1935 Sherman, LLC, (iii) MVP Milwaukee Arena, LLC, (iv) MVP St. Louis Washington, LLC, (v) St. Paul Holiday Garage, LLC and (vi) Cleveland Lincoln Garage, LLC.
(2)	The Company issued a promissory note to Cantor Commercial Real Estate Lending, L.P. (“CCRE”) for $16.25 million secured by a pool of properties, including (i) MVP Indianapolis Meridian Lot, LLC, (ii) MVP Louisville Station Broadway, LLC, (iii) MVP White Front Garage Partners, LLC, (iv) MVP Houston Preston Lot, LLC, (v) MVP Houston San Jacinto Lot, LLC, (vi) St. Louis Broadway Group, LLC, and (vii) St. Louis Seventh & Cerre, LLC.
(3)	On February 8, 2019, subsidiaries of the Company, consisting of MVP PF St. Louis 2013, LLC (“MVP St. Louis”), and MVP PF Memphis Poplar 2013 (“MVP Memphis Poplar”), LLC entered into a loan agreement, dated as of February 8, 2019, with LoanCore Capital Credit REIT LLC (“LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan MVP St. Louis and MVP Memphis Poplar $5.5 million to repay and discharge the outstanding KeyBank loan agreement. The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by MVP St. Louis and MVP Memphis Poplar.
(4)	On November 30, 2018, subsidiaries of the Company, consisting of MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Park Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, and MVP Milwaukee Wells LLC (the “Borrowers”) entered into a loan agreement, dated as of November 30, 2018 (the “Loan Agreement”), with LoanCore Capital Credit REIT LLC (the “LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan the Borrowers $39.5 million to repay and discharge the outstanding KeyBank Revolving Credit Facility. On July 9, 2020, the Company entered into a loan modification agreement with LoanCore Capital Credit REIT, LLC for the following notes payable: (i) MVP Raider Park Garage, LLC, (ii) MVP New Orleans Rampart, LLC, (iii) MVP Hawaii Marks Garage, LLC, (iv) MVP Milwaukee Wells, LLC, (v) MVP Indianapolis City Park, LLC, (vi) MVP Indianapolis WA Street, LLC. The Agreement defers a portion of the required monthly interest payments from June 2020 through November 2020 and reduces the LIBOR Floor from 1.95% to 0.50%, the Modified LIBOR Floor.

(5)	Due to the impact of COVID-19, on May 12, 2020, the Company entered into a Loan Modification Agreement with Farm Bureau Life Insurance Company providing for a ninety-day interest-only period commencing with the payment due June 1, 2020 and continuing through the payment due August 1, 2020. During the interest only period, the monthly installments due under the Note were modified to provide for payment of accrued interest only in the amount of $13,384.
(6)	On July 31, 2020, the Company entered into three loan modification agreements with American National Insurance Company (“ANICO”) for the following three loans: (i) Minneapolis City Parking, LLC, (ii) West 9th Properties II, LLC and (iii) MVP Fort Worth Taylor, LLC. The Company has entered into an Escrow Agreement with ANICO in which $950,000 in condemnation proceeds from the City of Minneapolis was used to pay the monthly principal and interest due each note, beginning with the payment due May 1, 2020, until the termination date. As December 31, 2020, these loans had reverted back to normal payment terms.

* 2 Year Interest Only

** 10 Year Interest Only

Total interest expense incurred for the years ended December 31, 2020 and 2019, was approximately $8.5 million and $8.6 million, respectively. Total loan amortization cost for the years ended December 31, 2020 and 2019, was approximately $0.8 million and $0.9 million, respectively.

As of December 31, 2020, future principal payments on notes payable are as follows:

2021	$51,656,000
2022	2,398,000
2023	2,498,000
2024	15,283,000
2025	5,112,000
Thereafter	83,562,000
Less unamortized loan issuance costs	(1,165,000)
Total	$159,344,000

The following table shows notes payable paid in full during the year ended December 31, 2020:

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/20	Lender	Term	Interest Rate	Loan Maturity
MVP San Jose 88 Garage, LLC	$1,645,000	Interest Only	--	Multiple	1 Year	7.50%	6/30/2020
The Parking REIT D&O Insurance	$1,681,000	$171,000	--	MetaBank	1 Year	8.00%	4/30/2020

2019

As of December 31, 2019, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/2019	Lender	Term	Interest Rate	Loan Maturity
MVP San Jose 88 Garage, LLC (5)	$1,645,000	Interest Only	$2,500,000	Multiple	1 Year	7.50%	6/30/2020
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$2,550,000	Multiple	1 Year	7.50%	4/19/2020
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	4/29/2020
The Parking REIT D&O Insurance	$1,681,000	$171,000	$679,000	MetaBank	1 Year	3.60%	4/30/2020
Minneapolis Venture	$2,000,000	Interest Only	$2,000,000	Multiple	1 Year	8.00%	10/22/2020
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$7,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$5,300,000	LoanCore	2 Year	Variable	12/9/2020
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$13,500,000	LoanCore	2 Year	Variable	12/9/2020
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,700,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$7,200,000	LoanCore	2 Year	Variable	12/9/2020
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,400,000	LoanCore	2 Year	Variable	12/9/2020
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5 Year	5.38%	3/6/2024
MVP St. Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5 Year	5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000,000	$44,000	$8,188,000	Barclays	10 year	4.25%	12/6/2024
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,262,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250,000	$29,000	$4,797,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400,000	$23,000	$4,025,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
West 9th Properties II, LLC	$5,300,000	$30,000	$4,909,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150,000	$73,000	$12,208,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$29,717,000	Bank of America	10 year	5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380,000	$8,000	$1,362,000	KeyBank	10 year *	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132,000	$24,000	$4,078,000	KeyBank	10 year *	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	$23,000	$3,946,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	$2,000	$282,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	$12,000	$2,114,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	$762,000	$4,000	$752,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Less unamortized loan issuance costs			($1,828,000)
			$159,120,000
(1)	The Company issued a promissory note to KeyBank for $12.7 million secured by a pool of properties, including (i) MVP Denver Sherman, LLC, (ii) MVP Denver 1935 Sherman, LLC, (iii) MVP Milwaukee Arena, LLC, (iv) MVP St. Louis Washington, LLC, (v) St. Paul Holiday Garage, LLC and (vi) Cleveland Lincoln Garage Owners, LLC.
(2)	The Company issued a promissory note to Cantor Commercial Real Estate Lending, L.P. (“CCRE”) for $16.25 million secured by a pool of properties, including (i) MVP Indianapolis Meridian Lot, LLC, (ii) MVP Louisville Station Broadway, LLC, (iii) MVP White Front Garage Partners, LLC, (iv) MVP Houston Preston Lot, LLC, (v) MVP Houston San Jacinto Lot, LLC, (vi) St. Louis Broadway Group, LLC, and (vii) St. Louis Seventh & Cerre, LLC.
(3)	On February 8, 2019, subsidiaries of the Company, consisting of MVP PF St. Louis 2013, LLC (“MVP St. Louis”), and MVP PF Memphis Poplar 2013 (“MVP Memphis Poplar”), LLC entered into a loan agreement, dated as of February 8, 2019, with LoanCore Capital Credit REIT LLC (“LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan MVP St. Louis and MVP Memphis Poplar $5.5 million to repay and discharge the outstanding KeyBank loan agreement. The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by MVP St. Louis and MVP Memphis Poplar.

(4)	On November 30, 2018, subsidiaries of the Company, consisting of MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Park Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, and MVP Milwaukee Wells LLC (the “Borrowers”) entered into a loan agreement, dated as of November 30, 2018 (the “Loan Agreement”), with LoanCore Capital Credit REIT LLC (the “LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan the Borrowers $39.5 million to repay and discharge the outstanding KeyBank Revolving Credit Facility. The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by the Borrowers (the “Properties”). The loan bears interest at a floating rate equal to the sum of one-month LIBOR plus 3.65%, subject to a LIBOR minimum of 1.95%. Additionally, the Borrowers were required to purchase an Interest Rate Protection Agreement which caps its maximum LIBOR at 3.50% for the duration of the loan. Payments are interest-only for the duration of the loan, with the $39.5 million principal repayment due in a balloon payment due on December 9, 2020, with an option to extend the term until December 9, 2021 subject to certain conditions and payment obligations. The Borrowers have the right to prepay all or any part of the loan, subject to payment of any applicable Spread Maintenance Premium and Exit Fee (as defined in the Loan Agreement). The loan is also subject to mandatory prepayment upon certain events of Insured Casualty or Condemnation (as defined in the Loan Agreement). The Borrowers made customary representations and warranties to LoanCore and agreed to maintain certain covenants under the Loan Agreement, including but not limited to, covenants involving their existence; property taxes and other charges; access to properties, repairs, maintenance and alterations; performance of other agreements; environmental matters; title to properties; leases; estoppel statements; management of the Properties; special purpose bankruptcy remote entity status; change in business or operation of the Properties; debt cancellation; affiliate transactions; indebtedness of the Borrowers limited to Permitted Indebtedness (as defined in the Loan Agreement); ground lease reserve relating to MVP New Orleans’ Property; property cash flow allocation; liens on the Properties; ERISA matters; approval of major contracts; payments upon a sale of a Property; and insurance, notice and reporting obligations as set forth in the loan agreement. The Loan Agreement contains customary events of default and indemnification obligations. The loan proceeds were used to repay and discharge the KeyBank Credit Agreement, dated as of December 29, 2017, as amended, per the terms outlined in the third amendment to the Credit Agreement dated September 28, 2018, as previously filed on Form 8-K on October 2, 2018 and incorporated herein by reference.
(5)	Loan in the amount of $2,500,000 was originated on June 5, 2018 of which $1,645,000 was funded. Remaining balance available of $855,000 was funded on December 11, 2018.

 * 2 Year Interest Only

** 10 Year Interest Only

The following table shows notes payable paid in full during the year ended December 31, 2019.

Property	Original Debt Amount	Monthly Payment	Balance as of 12/31/2019	Lender	Term	Interest Rate	Loan Maturity
MVP PF Ft. Lauderdale 2013, LLC	$2,000,000	--	--	Multiple	1 Year	8.00%	6/24/2020
MVP PF Ft. Lauderdale 2013, LLC (1)	$4,300,000	$25,000	--	Key Bank	5 Year	4.94%	2/1/2019
The Parking REIT D&O Insurance	$390,000	$29,000	--	First Insurance Funding	1 Year	3.70%	4/30/2019

(1)	Secured by four properties, including (i) MVP PF Ft. Lauderdale 2013, LLC, (ii) MVP PF Memphis Court 2013, LLC, (iii) MVP PF Memphis Poplar 2013, LLC and (iv) MVP PF St. Louis 2013, LLC

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

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the “St. Louis Master Lease”), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of the former Advisor, as tenant, (the “St. Louis Master Tenant”). St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC. The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold. The Company will be entitled to its proportionate share of the rent payments based on its ownership interest. Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses.  For the years ended December 31, 2020 and 2019, distributions received were $34,000 and $203,000, respectively.

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

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	December 31, 2020	December 31, 2019
	(Unaudited)	(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000	$11,512,000
Cash	1,000	28,000
Cash – restricted	34,000	24,000
Due from related parties	--	--
Prepaid expenses	17,000	10,000
Total assets	$11,564,000	$11,574,000

LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $45,000 and $46,000 as of December 31, 2020 and 2019, respectively	$5,953,000	$5,954,000
Accounts payable and accrued liabilities	239,000	93,000
Due to related party	88,000	57,000
Total liabilities	6,280,000	6,104,000
Equity
Member’s equity	6,129,000	6,129,000
Offering costs	(574,000)	(574,000)
Accumulated earnings	832,000	952,000
Distributions to members	(1,103,000)	(1,037,000)
Total equity	5,284,000	5,470,000
Total liabilities and equity	$11,564,000	$11,574,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Years Ended December 31,
	2020	2019
Revenue	$668,000	$738,000
Expenses	(788,000)	(392,000)
Net income (loss)	$(120,000)	$346,000

Note N – Right of Use Leased Asset and Lease Liability

The Company executed a lease agreement for its office space at 9130 W. Post Rd., Suite 200, Las Vegas, NV 89148 with a commencement date of January 10, 2020. The lease has a ten-year term with an annual payment of $180,480 per annum during the lease term. The lease is accounted for as an operating lease under ASU 2016-02, Leases – (Topic 842). The Company recognized a Right of Use (“ROU”) Leased Asset and a Right of Use (“ROU”) Lease Liability on the lease commencement date. Through the discounting of the remaining lease payments at the Company’s incremental borrowing rate of 5.382%, the value of both the ROU asset and ROU liability, at December 31, 2020, was approximately $1,282,000. The Company recognized approximately $112,000 of operating lease expense during the year ended December 31, 2020. This expense is included in general and administrative expense.

As of December 31, 2020, future lease liability is as follows:

2021	$114,000
2022	121,000
2023	127,000
2024	134,000
2025	142,000
Thereafter	644,000
Total	$1,282,000

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

On June 13, 2019, the court granted SIPDA’s motion for Appointment as Lead Plaintiff. The litigation is still at a preliminary stage.   On January 9, 2020, the Company and the Board of Directors moved to dismiss the Amended Complaint.  Upon being advised by the parties that they are engaged in on-going, active settlement efforts, on November 30, 2020, the court denied the pending motions to dismiss without prejudice as moot and subject to refiling of the settlement efforts are not successful. The Company and the Board of Directors have reviewed the allegations in the Amended Complaint and believe the claims asserted against them in the Amended Complaint are without merit and intend to vigorously defend this action if the parties cannot agree on settlement terms (which would include the Maryland Actions described below).

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

On September 12 and 16, 2019, the defendants filed motions to dismiss the Magowski and Barene complaints, respectively. The Magowski and Barene Complaints seek, among other things, damages; declaratory relief; equitable relief to reverse and enjoin the internalization transaction; and the payment of reasonable attorneys' fees, accountants' and experts' fees, costs and expenses. The actions are at a preliminary stage. The parties have requested that these two cases be consolidated and stayed while the parties pursue settlement efforts. The Company and the board of directors intend to vigorously defend against these lawsuits if the parties cannot agree on settlement terms (which would include the Federal Action described above).

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

SEC Investigation

The SEC is conducting an investigation relating to the Parking REIT.  On March 11, 2021, the SEC sent counsel for the Parking REIT a letter stating the following:  “We have conducted an investigation involving The Parking REIT, Inc. Based on the information we have as of this date, we do not intend to recommend an enforcement action by the Commission against The Parking REIT, Inc. We are providing this notice under the guidelines set out in the final paragraph of Securities Act Release No. 5310, which states in part that the notice ‘must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.’ (The full text of Release No. 5310 can be found at:  sec.gov/divisions/enforce/wells-release.pdf).” The SEC investigation also relates to the conduct of the Company’s chairman and chief executive officer, Michael V. Shustek.  The Company has an obligation to indemnify Mr. Shustek for certain expenses relating to the investigation, subject to certain limits specified in the agreements relating to the Bombe transaction.  The Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies, if any, that may be imposed on Mr. Shustek, any other entity arising out of the SEC investigation, nor can it estimate the amount of the Company’s indemnification obligation (except to the extent such obligation is capped).

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

Note P — Income Taxes and Critical Accounting Policy

Income Taxes and Distributions

As a REIT, the Company was generally not subject to tax on its taxable income in periods from inception through December 31, 2019.  Assuming the Company is unable to pursue relief to retain its REIT status, or chooses not to, it is taxable as a C-Corporation effective January 1, 2020.  Accordingly, the Company now expects to be subject to income tax at regular federal and state corporate tax rates on its taxable income and will no longer be able to claim a taxable deduction for any dividends it pays. For the year ended December 31, 2020, the Company incurred a net operating loss and had no current or accumulated corporate earnings and profits, and therefore no distributions were paid out of the Company’s taxable income.

Tax Treatment of Distributions

For federal income tax purposes, distributions to stockholders of a C-Corporation are generally characterized as dividends to the extent such distributions are paid out of corporate earnings and profits, or as a return of capital if such distributions exceed the Company’s earnings and profits.  Return of capital distributions reduce U.S. stockholders' basis (but not below zero) in their shares, and stockholders would recognize a taxable gain to the extent that return of capital distributions exceed their adjusted tax basis in such shares. The income tax treatment for distributions reportable for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Return of Capital - Preferred	$750,000	$3,001,000
Capital Gain	--	--
Return of Capital - Common	--	--
	$750,000	$3,001,000

Note Q —Preferred Stock and Warrants

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

The holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. Since a Listing Event, as defined in the charter, did not occur by March 31, 2018, the cash dividend rate has been increased to 7.50%, until a Listing Event at which time, the annual dividend rate will be reduced to 5.75% of the Stated Value. Based on the number of Series A shares outstanding at December 31, 2020, the increased dividend rate costs the Company approximately $13,000 more per quarter in Series A dividends.

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

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before March 24, 2022, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of December 31, 2020 is immaterial. As of December 31, 2020, there were detachable warrants that could be exercised for 84,510 shares of the Company’s common stock, if a listing event occurs on or before March 22, 2022, after the 90th day following the occurrence of a listing event. If a listing event does occur before the anniversary date, these potential warrants will then expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at December 31, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company’s common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value. Based on the number of Series 1 shares outstanding at December 31, 2020, the increased dividend rate costs the Company approximately $150,000 more per quarter in Series 1 dividends.

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series 1 offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before January 31, 2023, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of December 31, 2020 is immaterial. As of December 31, 2020, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. If all the potential warrants outstanding at December 31, 2020 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series 1, however, such distributions will continue to accrue in accordance with the terms of the Series 1.

Note R — Deferred Management Internalization

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

Contribution Agreement

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the former Advisor, Vestin Realty Mortgage I, Inc. (“VRTA”) (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (“VRTB”) (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the former Advisor 1,600,000 shares of Common Stock as consideration (the “Consideration”), issuable in four equal installments. The first three installments of 400,000 shares of Common Stock per installment were issued on April 1, 2019, December 31, 2019 and December 31, 2020, respectively. See Note R —Deferred Management Internalization in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information. The remaining installment was due to be issued on December 31, 2021; however, pursuant to the Purchase Agreement, the Advisor has agreed to surrender its claim to such shares. If requested by the Company in connection with any contemplated capital raise by the Company, the former Advisor has agreed not to sell, pledge or otherwise transfer or dispose of any of the Internalization Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. See the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 for more information regarding the Management Internalization.

The Internalization transaction closed on April 1, 2019, and the following table shows the Internalization Consideration to be paid in aggregate to the former Advisor. The first three installments of 400,000 shares of Common Stock per installment were issued to the former Advisor on April 1, 2019 and December 31, 2019 and December 31, 2020, respectively.

	Number of shares		Internalization Contribution
Internalization consideration in common stock at $17.50	1,100,000	(1)	$19,250,000
Internalization consideration in common stock at $25.10	500,000	(2)	12,550,000
Total internalization consideration	1,600,000		$31,800,000

Internalization consideration issued April 1, 2019 at $17.50	(400,000)		(7,000,000)
Shares issued December 31, 2019 at $17.50	(400,000)		(7,000,000)
Shares issued December 31, 2020 at $17.50	(300,000)		(5,250,000)
Shares issued December 31, 2020 at $25.10	(100,000)		(2,510,000)
Deferred management internalization at December 31, 2020	400,000		$10,040,000

1) The Company has the right to purchase 1,100,000 of these shares at $17.50 per share which potentially limits the cost to the Company.

2) $25.10 is the Company's stated NAV as of May 28, 2019.

Note S— Employee Benefit Plan

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

Total expense recorded for the matching 401(k) contribution in the years ended December 31, 2020 and 2019 was approximately $34,000 and $12,000.

Note T — Subsequent Events

On January 8, 2021, the Company, entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, the Operating Partnership, Michael V. Shustek (“Mr. Shustek”), VRMI, VRMII and together with VRMI and Mr. Shustek, the former Advisor and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). See the Form 8-K Current Report filed on January 14, 2021 for additional information

On February 8, 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $845,000 was funded increasing the note balance to $1,807,000 and the maturity date of the note was extended to December 31, 2021.

On February 22, 2021, the Company circulated a letter to its stockholders setting forth the reasons for the recommendation by the Board of Directors (the “Board”) of the Company that the Company’s stockholders reject the unsolicited “mini-tender” offer by affiliates of MacKenzie Realty Capital, Inc. (the “Bidder”) for up to 200,000 shares of the Company’s common stock, par value $0.0001 per share, which represents approximately 2.7% of the outstanding shares of the Company’s common stock. The Board does not endorse the Bidder’s unsolicited mini-tender offer and recommends that stockholders do not tender their shares to the Bidder. Stockholders who have already tendered their shares may withdraw them at any time prior to 11:59 p.m., Pacific Time, on March 31, 2021, in accordance with the Bidder’s offering documents. See the Form 8-K Current Report filed on February 24, 2021 for additional information.

On March 12, 2021, MVP Cincinnati Race St., LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. In which an additional $900,000 was funded, increasing the note balance to $3,450,000 and the maturity date of the note was extended to December 31, 2021. All other terms remain the same.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020

			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount at December 31, 2020
Description	ST	Encumbrance	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total	Accumulated Depreciation (1)	Date Acquired	Life on which depr in latest statement is computed
West 9th Street (2)	OH	$4,774,000	$5,675,000	$--	$170,000	$--	$5,844,000	$--	$5,844,000	$36,000	2016	15
Crown Colony (2)	OH	--	3,030,000	--	18,000	--	2,954,000	--	2,954,000	5,000	2016	15
MCI 1372 Street	OH	574,000	700,000	--	--	--	700,000	--	700,000	--	2016	N/A
Cincinnati Race Street	OH	2,550,000	2,142,000	2,358,000	1,832,000	--	1,904,000	3,944,000	5,848,000	590,000	2016	39,15
St Louis Washington	MO	1,334,000	3,000,000	--	7,000	--	1,637,000	--	1,637,000	1,000	2016	15
St Paul Holiday Garage	MN	3,992,000	1,673,000	6,527,000	196,000	--	1,673,000	6,723,000	8,396,000	774,000	2016	39,15
Louisville Station	KY	1,682,000	3,050,000	--	--	--	3,007,000	--	3,007,000	14,000	2016	15
Whitefront Garage	TN	6,454,000	3,116,000	8,380,000	--	--	3,116,000	8,557,000	11,673,000	953,000	2016	39,15
Cleveland Lincoln Garage	OH	3,863,000	2,195,000	5,122,000	3,332,000	--	1,377,000	6,894,000	8,271,000	1,010,000	2016	39,15
Houston Preston	TX	1,627,000	2,800,000	--	--	--	2,820,000	--	2,820,000	5,000	2016	15
Houston San Jacinto	TX	1,820,000	3,200,000	--	--	--	3,250,000	--	3,250,000	11,000	2016	15
MVP Detroit Center Garage	MI	29,042,000	7,000,000	48,000,000	477,000	--	7,000,000	48,477,000	55,477,000	4,961,000	2017	39,15
St. Louis Broadway	MO	1,671,000	2,400,000	--	--	--	2,400,000	--	2,400,000	--	2017	N/A
St. Louis Seventh & Cerre	MO	2,057,000	3,300,000	--	--	--	3,300,000	--	3,300,000	--	2017	N/A
MVP Preferred Parking	TX	11,330,000	15,800,000	4,700,000	710,000	--	15,230,000	5,250,000	20,480,000	529,000	2017	39,15
MVP Raider Park Garage	TX	7,400,000	1,960,000	9,040,000	2,517,000	--	2,006,000	11,634,000	13,640,000	930,000	2017	39,15
MVP PF Memphis Poplar 2013	TN	1,800,000	3,735,000	--	13,000	--	3,670,000	--	3,670,000	10,000	2017	15
MVP PF St. Louis 2013	MO	3,700,000	5,145,000	--	--	--	5,041,000	--	5,041,000	22,000	2017	15
Mabley Place Garage	OH	8,007,000	1,585,000	19,557,000	43,000	--	1,360,000	16,850,000	18,210,000	1,721,000	2017	39,15
MVP Denver Sherman	CO	276,000	705,000	--	--	--	705,000	--	705,000	--	2017	N/A
MVP Fort Worth Taylor	TX	11,873,000	2,845,000	24,813,000	5,000	--	2,845,000	24,818,000	27,663,000	2,082,000	2017	39,15
MVP Milwaukee Old World	WI	771,000	2,044,000	--	--	--	2,044,000	--	2,044,000	55,000	2017	15
MVP Houston Saks Garage	TX	3,164,000	4,931,000	5,460,000	37,000	--	3,712,000	4,211,000	7,923,000	499,000	2017	39,15
MVP Milwaukee Wells	WI	2,700,000	4,873,000	--	--	--	4,463,000	--	4,463,000	84,000	2017	15
MVP Wildwood NJ Lot	NJ	1,000,000	1,631,000	--	--	--	696,000	--	696,000	--	2017	N/A
MVP Indianapolis City Park	IN	7,200,000	2,055,000	8,764,000	114,000	--	2,056,000	8,878,000	10,934,000	895,000	2017	39,15
MVP Indianapolis WA Street Lot	IN	3,400,000	5,749,000	--	--	--	5,749,000	--	5,749,000	67,000	2017	15
MVP Minneapolis Venture	MN	4,000,000	6,543,000	--	--	--	4,013,000	--	4,013,000	--	2017	N/A
MVP Indianapolis Meridian Lot	IN	938,000	1,601,000	--	--	--	1,551,000	--	1,551,000	15,000	2017	15
MVP Milwaukee Clybourn	WI	191,000	262,000	--	--	--	262,000	--	262,000	7,000	2017	15
MVP Milwaukee Arena	WI	2,069,000	4,632,000	--	--	--	4,631,000	--	4,631,000	--	2017	N/A
MVP Clarksburg Lot	WV	476,000	715,000	--	--	--	625,000	--	625,000	16,000	2017	15
MVP Denver 1935 Sherman	CO	736,000	2,534,000	--	--	--	2,533,000	--	2,533,000	--	2017	N/A
MVP Bridgeport Fairfield Garage	CT	3,933,000	498,000	7,758,000	--	--	498,000	7,770,000	8,268,000	693,000	2017	39,15
Minneapolis City Parking	MN	4,659,000	9,838,000	--	--	--	7,718,000	--	7,718,000	265,000	2017	15
MVP New Orleans Rampart	LA	5,300,000	8,105,000	--	--	--	7,835,000	--	7,835,000	--	2018	N/A
MVP Hawaii Marks	HI	13,500,000	9,118,000	11,716,000	294,000	--	8,571,000	11,381,000	19,952,000	789,000	2018	39,15
		$159,863,000	$140,185,000	$162,195,000	$9,765,000	$--	$128,796,000	$165,387,000(3)	$294,183,000	$17,039,000

(1)     The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

(2)     These properties are held by West 9th St. Properties II, LLC

(3)     This amount does not include CIP of approximately $1.3 million.

The following table reconciles the historical cost of total real estate held for investment for the years ended December 31, 2020 and 2019.

	2020	2019
Total real estate held for investment, inception (prior)	$312,670,000	$315,101,000
Additions during period:
Acquisitions	--	--
Improvements	687,000	2,895,000
Deductions during period:
Dispositions	(5,059,000)	(3,874,000)
Impairments	(14,115,000)	(1,452,000)
Total real estate held for investment, end of year (1)	$294,183,000	$312,670,000

(1)	This amount does not include investments in software and construction in progress totaling approximately $1.3 million as of December 31, 2020 and approximately $0.7 million as of December 31, 2019.

The following table reconciles the accumulated depreciation for the years ended December 31, 2020 and 2019.

	2020	2019
Accumulated depreciation, inception (prior)	$12,262,000	$7,110,000
Deductions during period:	(429,000)	--
Depreciation and amortization of real estate	5,206,000	5,152,000
Accumulated depreciation, end of year (1)	$17,039,000	$12,262,000

(1)	During 2019, San Jose was listed as Held for Sale and included approximately $0.2 million of accumulated depreciation.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the year ended 2020, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

During the Company's two most recent fiscal years ended December 31, 2020 and 2019 and the period from January 1, 2021 through filing date, the Company did not consult with RBSM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's consolidated financial statements, and RBSM did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company relied on the former Advisor to manage the day-to-day activities and to implement the Company’s investment strategy, subject to the supervision of the Company’s board of directors. The former Advisor performs its duties and responsibilities as the Company’s fiduciary pursuant to an Amended and Restated Advisory Agreement. The former Advisor is managed by Michael V. Shustek.

Directors and Executive Officers

The following table sets forth the names and ages as of March 30, 2021 and positions of the individuals who serve as the Company’s directors and executive officers as of March 30, 2021:

Name	Age	Title
Michael V. Shustek	62	Chief Executive Officer and Director
J. Kevin Bland	57	Chief Financial Officer
Dan Huberty	52	President & Chief Operating Officer
John E. Dawson (1)	63	Independent Director
Robert J. Aalberts (1)	69	Independent Director
Shawn Nelson	54	Independent Director

(1)	Member of the audit committee

The following table sets forth the names and ages as of March 30, 2021 and positions of the individuals who serve as directors, executive officers and certain significant employees of the Company’s affiliates:

Name	Age	Title

Michael V. Shustek	62	Chief Executive Officer
Dan Huberty	52	President & Chief Operating Officer
J. Kevin Bland	57	Chief Financial Officer

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

Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

J. Kevin Bland is Chief Financial Officer and is a certified public accountant. He has over 25 years of experience as a financial professional and executive. Mr. Bland has served as Chief Financial Officer of the Parking REIT, Inc. since December 1, 2018 and served as Chief Financial Officer of UMTH General Services, L.P. from June 2008 to November 2018. From 2007 to 2008 Mr. Bland served as Vice President, Controller and Principal Accounting Officer of Pizza Inn, Inc. (Nasdaq: RAVE). Mr. Bland spent three years with Metromedia Restaurant Group as Vice President, Controller from 2005 to 2007 and Accounting Manager from 2001 to 2002. From 2003 to 2005, Mr. Bland was Company Controller of Sendera Investment Group, LLC, a real estate investment firm, and Controller of a homebuilding and land division with Lennar Corporation in Dallas, Texas from 2002 to 2003. Mr. Bland began his career with Ernst & Young in 1989. Mr. Bland earned a Bachelor of Business Administration degree in accounting from The University of Texas at Austin in 1985 and an MBA from Texas Christian University in 1989.

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

Shawn Nelson served as an independent director of MVP I. Effective January 7, 2019, Mr. Nelson became the Chief Assistant District Attorney of Orange County, California. Mr. Nelson had served as a member of the Orange County Board of Supervisors in Orange County, California, from June 2010 to December 2018, serving as chairman in 2013 and 2014. Mr. Nelson served on the board of the Southern California Regional Rail Authority (Metrolink) and was the former Chairman. He also was  a director of the Orange County Transportation Authority having served as the chair in 2014 and was a director of the South Coast Air Quality Management District, Southern California Association of Governments, Transportation Corridor Agency, Foothill/Eastern, Southern California Water Committee, Orange County Council of Governments and Orange County Housing Authority Board of Commissioners. From 1994 to 2010, Mr. Nelson was the managing partner of the law firm of Rizio & Nelson. From 1992 to 1994, he was the Leasing Director/Project Manager of S&P Company. Prior to that, from 1989 to 1992 Mr. Nelson served as the Leasing Director/Acquisitions Analyst for IDM Corp and from 1988 to 1989 he served as a Construction Superintendent for Pulte Homes. Mr. Nelson has a Bachelor of Science degree in business with a certificate in real property development from the University of Southern California and a Juris Doctor Degree from Western State University College of Law.

CORPORATE GOVERNANCE

Board of Directors

The Company operates under the direction of the Company’s board of directors, the members of which are accountable to the Company and the stockholders as fiduciaries. The board of directors is responsible for directing the management of the Company’s business and affairs.

The Company has a total of four directors, three of whom are independent, of the former Advisor, the Sponsor and their respective affiliates as determined in accordance with the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”). The NASAA REIT Guidelines require the Company’s charter to define an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with the Sponsor or the former Advisor. A director is deemed to be associated with the Sponsor or the former Advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with the Sponsor, the former Advisor or any of their affiliates, performs services (other than as a director) for the Company, or serves as a director or trustee for more than three REITs sponsored by the Sponsor or advised by the former Advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from the Sponsor, the former Advisor or any of their affiliates exceeds five percent of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with the Company, the Sponsor, the former Advisor or any of its affiliates. The Company’s board of directors has determined that each of John Dawson, Robert J. Aalberts, and Shawn Nelson qualifies as an independent director under the NASAA REIT Guidelines.

The Company refers to the directors who are not independent as the “affiliated directors.” Currently, the only affiliated director is Michael V. Shustek.

The Company’s charter provides that the number of independent directors is currently four, which number may be increased or decreased as set forth in the bylaws. The Company’s charter also provides that a majority of the directors must be independent directors and that at least one of the independent directors must have at least three years of relevant real estate experience. The independent directors will nominate replacements for vacancies among the independent directors.

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
  approving and overseeing the Company’s debt financing strategies;
  approving joint ventures and other such relationships with third parties;
  approving a potential liquidity transaction;
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

In order to reduce or eliminate and address certain potential conflicts of interest, the Company’s charter requires that a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction approve any transaction with any of the Company’s directors, the Sponsor, the former Advisor, or any of their affiliates. The independent directors will also be responsible for reviewing from time to time but at least annually (1) the performance of management and determining that the compensation to be paid to management is reasonable in relation to the nature and quality of services performed; (2) that the Company’s total fees and expenses are otherwise reasonable in light of the Company’s investment performance, net assets, net income, the fees and expenses of other comparable unaffiliated REITs and other factors deemed relevant by our independent directors. Each such determination shall be reflected in the applicable board minutes.

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

Name	Audit	Compensation	Nominating and Corporate Governance

John Dawson	Chair	X	X
Robert J. Aalberts	X	Chair	X
Shawn Nelson		X	Chair

Audit Committee

The Audit Committee meets on a regular basis, at least quarterly and more frequently as necessary. The Audit Committee’s primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The Audit Committee is comprised of two directors, all of whom are independent directors, one of which have been deemed as Audit Committee financial experts. The Company’s Audit Committee consists of John Dawson and Robert Aalberts. The board of directors also determined that Mr. Aalberts and Mr. Dawson met the Audit Committee financial expert requirements. For the years ended December 31, 2020 and 2019, the Audit Committee held five and four meetings, respectively. Mr. Dawson serves as chair of the Audit Committee.

Compensation Committee

The Company’s board of directors maintains a separately designated standing compensation committee (the “Compensation Committee”). The Compensation Committee establishes and oversees our executive and director compensation. The Compensation Committee consists of three independent directors: John Dawson, Robert Aalberts and Shawn Nelson. The Compensation Committee establishes and oversees director compensation. For the years ended December 31, 2020 and 2019, the Compensation Committee held six meetings and three meetings, respectively. Mr. Aalberts serves as chair of the Compensation Committee.

The Company’s independent directors receive certain compensation from the Company, which is described in more detail under “Item 11. Executive Compensation.”

Nominating and Corporate Governance Committee

The Nominating and Governance Committee is responsible for establishing the requisite qualifications for directors, identifying and recommending the nomination of individuals qualified to serve as directors and recommending directors for each board committee. The Nominating and Governance Committee also establishes corporate governance practices in compliance with applicable regulatory requirements and consistent with the highest standards and recommends to the board of directors the corporate governance guidelines applicable to the Company. The Company’s Nominating and Corporate Governance Committee consists of Shawn Nelson as Nominating and Corporate Governance Committee Chair, with Shawn Nelson and John Dawson as committee members. For the years ended December 31, 2020 and 2019, the Nominating and Corporate Governance Committee held three meetings and two meetings, respectively.

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

On August 19, 2020, the Company formed a special committee of the board of directors, consisting solely of independent directors of the Company, to conduct a review of the Transaction described above in Note T Subsequent Events.

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

Board Meetings and Annual Stockholder Meeting

The board of directors held 18 meetings and 23 meetings during the fiscal years ended December 31, 2020 and 2019, respectively. Each director attended at least 75% of his board and committee meetings in 2020 and 2019. Although the Company does not have a formal policy regarding attendance by members of the Company’s board of directors at the Company’s Annual Meeting of Stockholders, the Company encourages all of our directors to attend.

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

ITEM 11.              EXECUTIVE COMPENSATION

Executive Officers

Prior to the Internalization, effective April 1, 2019, and during the fiscal year ended December 31, 2018, the Company had no employees. Each of the Company’s executive officers were employed or compensated by the former Advisor. Although the Company reimbursed the former Advisor for certain expenses incurred in connection with providing these services to the Company, prior to the Internalization, the Company did not pay any compensation directly to the Company’s executive officers. Consequently, with respect to the partial year January 1 through March 31, 2019, the Company did not have a compensation policy or program for the executive officers.

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

Savings and Health and Welfare Benefits

The CEO, the COO and the CFO are eligible to participate in the broad-based 401(k) retirement savings plan generally applicable to our employees, which includes an opportunity to receive employer matching contributions. The Company does not currently provide for pension plans, supplemental retirement plans or deferred compensation plans for the officers.

The CEO, the COO and the CFO are also eligible to participate in the health, life insurance, disability benefits and other welfare programs that are provided generally to the Company’s employees.

Perquisites and Other Personal Benefits

The Company do not currently provide our officers with any material perquisites or other personal benefits.

Summary Compensation Table

On October 14, 2020, the Compensation Committee approved the award of 4,225 shares to J. Kevin Bland, the Company’s CFO and the cost of these shares is included in the Company’s 2020 general and administrative expense. On February 16, 2021, the Board of Directors ratified and approved the issuance of the 4,225 non-restricted shares to J. Kevin Bland, the Company’s CFO.

The non-restricted shares were issued by the Company on March 1, 2021 at a price of $11.75 per share. This price equals the price agreed to in the Equity Purchase Agreement entered into between the Company and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). For additional information see the Current Report Form 8-K filed by the Company on January 14, 2021.

The shares awarded fully vested upon issuance and these shares are not related to the Company’s Incentive Plan.

Accordingly, the following Summary Compensation Table shows compensation (rounded to the nearest thousand) paid or accrued by us for services rendered from April 1, 2019 through December 31, 2020 to the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael V Shustek, CEO	2020	$550,000	$--	$--	$--	$--	$--	$--	$550,000
	2019	389,584	120,000	--	--	--	--	--	509,584
Dan Huberty, President COO	2020	300,000	--	--	--	--	--	--	300,000
	2019	212,500	--	--	--	--	--	--	215,000
James Kevin Bland, CFO	2020	250,000	50,000	50,000	--	--	--	--	350,000
	2019	177,083	150,000	--	--	--	--	--	327,083

Independent Directors

Under the Company’s independent director compensation program in effect as of June 5, 2019, each independent director will receive an annual retainer of $70,000, pro-rated for any director with service less than a full year. An additional $20,000 in cash will also be paid to the Lead Independent Director and an additional $15,000 in cash will be paid to the chairman of the Audit Committee. Once the Company’s stock begins trading, each independent director will receive his or her compensation in stock until he or she holds shares of the Company's stock equal to $105,000 (i.e., three times the anticipated cash portion of his or her annual retainer), and once the threshold is met, each independent director will receive his or her annual retainer half in shares of stock and half in cash.

Until the Company’s stock begins trading one half of the retainer that would otherwise have been paid in shares of stock will be accrued in a bookkeeping account for the benefit of the applicable Director, to be issued to the Director in shares when the Company’s stock begins trading. Since the Company’s stock did not begin trading before June 1, 2020, all amounts accrued for issuance as stock pursuant to the compensation instead have been paid in cash.

On October 14, 2020, the Compensation Committee approved the award of 2,000 shares to the four independent directors of the Company and the cost of these shares is included in the Company’s 2020 general and administrative expense. On February 16, 2021, the Board of Directors ratified and approved the issuance of the 2,000 non-restricted shares to the three current independent directors of the Company and to one former independent director.

The non-restricted shares were issued by the Company on March 1, 2021 at a price of $11.75 per share. This price equals the price agreed to in the Equity Purchase Agreement entered into between the Company and the Purchaser affiliated with Bombe. For additional information see the Current Report Form 8-K filed by the Company on January 14, 2021.

The shares awarded fully vested upon issuance and these shares are not related to the Company’s Incentive Plan.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director. The following table sets forth information with respect to our independent director compensation paid during the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John Dawson	$87,500	$23,500	$--	$--	$--	$--	$111,000
Robert J. Aalberts	61,250	23,500	--	--	--	--	84,750
Nicholas Nilsen	61,250	23,500	--	--	--	--	84,750
Shawn Nelson	96,250	23,500	--	--	--	--	119,750
Total	$306,250	$94,000	$--	$--	$--	$--	$400,250

Compensation Committee Interlocks and Insider Participation

Other than Michael V. Shustek, no member of the Company’s board of directors served as an officer, and no member of the Company’s board of directors served as an employee, of the Company or any of its subsidiaries during the year ended December 31, 2020. In addition, during the year ended December 31, 2020, none of the Company’s executive officers served as a member of the Compensation Committee (or other committee of the Company’s board of directors performing equivalent functions or, in the absence of any such committee, our entire board of directors) of any entity that has one or more executive officers serving as a member of the Company’s board of directors or Compensation Committee.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Shown below is certain information As of March 30, 2021, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Exchange Act, of shares of common stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock. Unless otherwise noted, the percentage ownership is calculated based on 7,739,952 shares of our common stock outstanding as of March 30, 2021.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Vestin Realty Mortgage II, Inc. 9130 W. Post Rd Suite 130 Las Vegas, NV 89148	Sole voting and investment power of 1,084,960 shares	14.01%
Vestin Realty Mortgage I, Inc. 9130 W Post Rd Suite 130 Las Vegas, NV 89148	Sole voting and investment power of 616,834 shares	7.96%

The following table sets forth the total number and percentage of common stock beneficially owned as of March 30, 2021, by:

  Each director;
  Our chief executive officer and the officers of our manager who function as the equivalent of our executive officers; and
  All executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 7,739,952 shares of our total outstanding common stock and 42,672 shares of our total outstanding preferred stock as of March 30, 2021:

		Common Shares Beneficially Owned		Preferred Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent	Number	Percent
Michael V. Shustek	9130 W. Post Rd Suite 200, Las Vegas, NV 89148	13,423	<1%	--	--
Dan Huberty	9130 W. Post Rd Suite 200, Las Vegas, NV 89148	3,599	<1%	--	--
John E. Dawson	8925 W. Post Rd Suite 210, Las Vegas, NV 89148	4,570	<1%	*54	<1%
Robert J. Aalberts	524 Via Del Capitano Ct Henderson, NV 89011	2,000	<1%	--	<1%
Shawn Nelson	Hall of Administration 333 W. Santa Ana Blvd. Santa Ana, CA 92701	2,000	<1%	--	<1%
J. Kevin Bland	9130 W. Post Rd Suite 200, Las Vegas, NV 89148	4,255	<1%	--	<1%
All directors and officers		29,847	<1%	54	<1%

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

  transactions with affiliates, including our directors and officers;
  awards under our equity incentive plan; and
  pursuit of a potential liquidity event.

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

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES; AUDIT COMMITTEE REPORT

Principal Accounting Fees and Services

For the years ended December 31, 2020 and 2019 RBSM LLP (“RBSM”), our independent public accounting firm, billed the Company approximately $420,000 and $480,000, respectively, for their professional services.

For the year ended December 31, 2020 and 2019, Armanino, LLP (“Armanino”) our independent accounting firm, billed the Company approximately $110,000 and $98,000, respectively, for their professional services.

	RBSM 12/31/2020	RBSM 12/31/2019	Armanino 12/31/2020	Armanino 12/31/2019
Audit Fees	$420,000	$480,000	$--	$--
Audit Related Fees	$--	$--	$--	$--
Tax Fees	$--	$--	$110,000	$98,000
All Other Fees	$--	$--	$--	$--
Total	$420,000	$480,000	$110,000	$98,000

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

ITEM 16.              Summary

None.

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger, dated May 26, 2017, among THE PARKING REIT, Inc., MVP Realty Advisors, LLC, MVP Merger Sub, LLC and MVP REIT, Inc.

2.2(9)	Contribution Agreement, dated as of March 29, 2019 and effective as of April 1, 2019, among The Parking REIT, Inc., MVP Realty Advisors, LLC, dba The Parking REIT Advisors, Vestin Realty Mortgage I, Inc. (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (solely for purposes of Section 1.01(c) thereof) and Michael V. Shustek (solely for purposes of Section 4.03 thereof)

3.1(2)	Articles of Amendment and Restatement of THE PARKING REIT, Inc.

3.2(3)	Articles of Amendment of THE PARKING REIT, Inc.

3.3(4)	Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.

3.4(5)	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.

3.5(6)	Bylaws of THE PARKING REIT, Inc.

4.1(4)	Form of Common Stock Warrants (issued to Series A Preferred Stockholders)

4.2 (7)	Form of Common Stock Warrants (issued to Series 1 Preferred Stockholders)

4.3(8)	Distribution Reinvestment Plan

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(2)	Agreement of Limited Partnership of MVP REIT II Operating Partnership, LP

10.2(2)	THE PARKING REIT, Inc. Long-Term Incentive Plan

10.3(2)	THE PARKING REIT, Inc. Independent Directors Compensation Plan

10.4(2)	Form of Indemnification Agreement

10.5(10)	Purchase and Sale Agreement, dated as of October 31, 2016, by and between Center Parking Associates Limited Partnership and MVP Detroit Center Garage, LLC

10.6(11)	Loan Agreement, dated as of January 10, 2017, by and between MVP Detroit Center Garage, LLC and Bank of America, N.A.

10.7(12)	Loan Agreement, dated as of November 30, 2018, by and among certain subsidiaries of Parking REIT, Inc. as borrowers party thereto and LoanCore Capital Credit REIT LLC as lender.

10.8(9)	Contribution Agreement dated March 29, 2019 and effective as of April 1, 2019, among The Parking REIT, Inc., MVP Realty Advisors, LLC, dba The Parking REIT Advisors, Vestin Realty Mortgage I, Inc. (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc, (solely for purposes of Section 1.01(c) thereof) and Michael V. Shustek (solely for purposes of Section 4.03 thereof)

10.9(9)	Employee Leasing Agreement dated as of March 29, 2019, by and between The Parking REIT, Inc. and MVP Realty Advisors, LLC, dba The Parking REIT Advisors

10.10(9)	Registration Rights Agreement dated as of March 29, 2019, by and among The Parking REIT, Inc. and the Holders

10.11(9)	Termination Agreement dated as of March 29, 2019, by and among The Parking REIT, Inc., MVP REIT II Operating Partnership, LP and MVP Realty Advisors, LLC, dba The Parking REIT Advisors

10.12(9)	Services Agreement, dated as of March 29, 2019, by and among The Parking REIT, Inc., MVP REIT II Operating Partnership, LP, Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., MVP Realty Advisors, LLC, dba The Parking REIT Advisors, and Michael V. Shustek

10.13(9)	Employment Agreements, dated as of March 29, 2019 by and between the Company and Michael Shustek, Dan Huberty and J Kevin Bland

10.14	First Amendment to Loan Agreement, dated July 9,2020, by and among certain subsidiaries of Parking REIT, Inc. as borrowers party thereto and LoanCore Capital Credit REIT LLC as lender

10.15	Second Amendment to Loan Agreement, dated December 8, 2020, by and among certain subsidiaries of Parking REIT, Inc. as borrowers party thereto and LLC Warehouse V LLC as lender and successor-in-interest to LoanCore Capital Credit REIT LLC

21.1(*)	Subsidiaries of the Registrant.

23.1(*)	Consent of Independent Registered Public Accounting Firm

31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(*)	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (extensible Business Reporting Language(i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.
(1)	Filed previously on Form 8-K on May 31, 2017 and incorporated herein by reference.
(2)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015 and incorporated herein by reference.
(3)	Filed previously on Form 8-K on December 18, 2017 and incorporated herein by reference.
(4)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(5)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(6)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015 and incorporated herein by reference.
(7)	Filed previously on Form 8-K on May 15, 2017 and incorporated herein by reference.
(8)	Filed previously as Appendix D to the Registrant’s prospectus filed October 23, 2015 and incorporated herein by reference.
(9)	Filed previously on Form 8-K on April 3, 2019 and incorporated herein by reference.
(10)	Filed previously on Form 8-K on December 8, 2016 and incorporated herein by reference.
(11)	Filed previously on Form 8-K on January 1, 2017 and incorporated herein by reference.
(12)	Filed previously on Form 8-K on December 6, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer
Date:	March 31, 2021

By:	/s/ J. Kevin Bland
J. Kevin Bland
Chief Financial Officer
Date:	March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael V. Shustek	Chief Executive Officer and Director	March 31, 2021
Michael V. Shustek	(Principal Executive Officer)

/s/ J. Kevin Bland	Chief Financial Officer	March 31, 2021
J. Kevin Bland	(Principal Financial and Accounting Officer)

/s/ John E. Dawson	Director	March 31, 2021
John E. Dawson

/s/ Robert J. Aalberts	Director	March 31, 2021
Robert J. Aalberts

/s/ Shawn Nelson	Director	March 31, 2021
Shawn Nelson