Form 10-Q
period 2021-03-31
Parking REIT, Inc.
filed 2021-05-17
CIK 1642985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [ X ]

As of May 17, 2021, the registrant had 7,739,951 shares of common stock outstanding.

PART I
ITEM 1.                FINANCIAL STATEMENTS

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2021 (unaudited)	As of December 31, 2020
ASSETS
Investments in real estate
Land and improvements	$128,284,000	$128,284,000
Buildings and improvements	163,792,000	163,792,000
Construction in progress	1,458,000	1,320,000
Intangible assets	2,107,000	2,107,000
	295,641,000	295,503,000
Accumulated depreciation and amortization	(18,287,000)	(17,039,000)
Total investments in real estate, net	277,354,000	278,464,000

Fixed Assets, net of accumulated depreciation of $88,000 and $78,000 as of March 31, 2021 and December 31, 2020, respectively	53,000	63,000
Cash	4,034,000	4,235,000
Cash – restricted	3,078,000	3,660,000
Prepaid expenses	1,159,000	1,909,000
Accounts receivable, net allowance of doubtful accounts of $0.4 million and $0.7 million as of March 31, 2021 and December 31, 2020	910,000	1,114,000
Investment in DST	2,821,000	2,821,000
Due from related parties	1,000	1,000
Other assets	127,000	183,000
Right of use leased asset	1,254,000	1,282,000
Total assets	$290,791,000	$293,732,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $1.1 million and $1.2 million as of March 31, 2021 and December 31, 2020	$159,981,000	$158,996,000
Paycheck protection program loan	348,000	348,000
Accounts payable and accrued liabilities	13,065,000	11,967,000
Right of use lease liability	1,254,000	1,282,000
Deferred management internalization	10,040,000	10,040,000
Security deposits	157,000	141,000
Deferred revenue	102,000	140,000
Total liabilities	184,947,000	182,914,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of March 31, 2021 and December 31, 2020)	--	--
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of March 31, 2021 and December 31, 2020)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,739,951 and 7,727,696 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	--	--
Additional paid-in capital	198,163,000	198,769,000
Accumulated deficit	(94,353,000)	(89,985,000)
Total The Parking REIT, Inc. Shareholders’ Equity	103,810,000	108,784,000
Non-controlling interest	2,034,000	2,034,000
Total equity	105,844,000	110,818,000
Total liabilities and equity	$290,791,000	$293,732,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2021	2020
Revenues
Base rent income	$2,693,000	$4,991,000
Percentage rent income	147,000	327,000
Management income	341,000	--
Total revenues	3,181,000	5,318,000

Operating expenses
Property taxes	874,000	665,000
Property operating expense	282,000	386,000
General and administrative	1,432,000	1,653,000
Professional fees, net of reimbursement of insurance proceeds	1,774,000	316,000
Acquisition expenses	--	3,000
Depreciation and amortization	1,258,000	1,322,000
Total operating expenses	5,620,000	4,345,000

Income (loss) from operations	(2,439,000)	973,000

Other income (expense)
Interest expense	(2,204,000)	(2,329,000)
Other Income	275,000	151,000
Income from DST	--	50,000
Total other expense	(1,929,000)	(2,128,000)

Net loss	(4,368,000)	(1,155,000)
Less net loss attributable to non-controlling interest	--	(5,000)
Net loss attributable to The Parking REIT, Inc.’s stockholders	$(4,368,000)	$(1,150,000)

Preferred stock distributions declared - Series A	(54,000)	(54,000)
Preferred stock distributions declared - Series 1	(696,000)	(696,000)
Net loss attributable to The Parking REIT, Inc.’s common stockholders	(5,118,000)	(1,900,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to The Parking REIT, Inc.’s common stockholders - basic and diluted	$(0.66)	$(0.26)
Distributions declared per common share	$--	$--
Weighted average common shares outstanding, basic and diluted	7,731,781	7,332,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 3021 AND 2020
(UNAUDITED)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2020	42,673	$--	7,727,696	$--	$198,769,000	$(89,985,000)	$2,034,000	$110,818,000
Stock awards	--	--	12,255	--	144,000	--	--	144,000
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net loss	--	--	--	--	--	(4,368,000)	--	(4,368,000)
Balance, March 31, 2021	42,673	$--	7,739,951	$--	$198,163,000	$(94,353,000)	$2,034,000	$105,844,000

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2019	42,673	$--	7,332,811	$--	$194,137,000	$(66,511,000)	$2,619,000	$130,245,000
Distributions to non-controlling interest	--	--	--	--	--	--	(10,000)	(10,000)
Redeemed Shares	--	--	(2,741)	--	(68,000)	--	--	(68,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net loss	--	--	--	--	--	(1,150,000)	(5,000)	(1,155,000)
Balance, March 31, 2020	42,673	$--	7,330,070	$--	$193,319,000	$(67,661,000)	$2,604,000	$128,262,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(4,368,000)	$(1,155,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,258,000	1,322,000
Amortization of loan costs	77,000	209,000
Income from DST	--	(50,000)
Amortization of right of use lease asset	28,000	29,000
Changes in operating assets and liabilities
Due to/from related parties	--	(54,000)
Construction in progress	(138,000)	--
Accounts payable	494,000	(1,611,000)
Right of use lease liability	(28,000)	(29,000)
Loan Fees	(21,000)	(1,000)
Other assets	56,000	(6,000)
Deferred revenue	(38,000)	(55,000)
Security deposits	16,000	--
Accounts receivable	204,000	210,000
Prepaid expenses	750,000	398,000
Net cash used in operating activities	(1,710,000)	(793,000)
Cash flows from investing activities:
Building improvements	--	(613,000)
Fixed asset purchase	--	(78,000)
Proceeds from Investments	--	48,000
Net cash used in investing activities	--	(643,000)
Cash flows from financing activities
Proceeds from notes payable	1,745,000	--
Payments on notes payable	(818,000)	(990,000)
Distribution to non-controlling interest	--	(10,000)
Redeemed shares	--	(68,000)
Preferred dividends paid to stockholders	--	(750,000)
Net cash provided by (used in) financing activities	927,000	(1,818,000)
Net change in cash and cash equivalents and restricted cash	(783,000)	(3,254,000)
Cash and cash equivalents and restricted cash, beginning of period	7,895,000	11,644,000
Cash and cash equivalents and restricted cash, end of period	$7,112,000	$8,390,000

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$4,235,000	$7,707,000
Restricted cash at beginning of period	3,660,000	3,937,000
Cash and cash equivalents and restricted cash at beginning of period	$7,895,000	$11,644,000

Cash and cash equivalents at end of period	$4,034,000	$5,445,000
Restricted cash at end of period	3,078,000	2,945,000
Cash and cash equivalents and restricted cash at end of period	$7,112,000	$8,390,000
Supplemental disclosures of cash flow information:
Interest Paid	$2,127,000	$2,120,000
Non-cash investing and financing activities:
Dividends declared not yet paid	$750,000	$250,000
Stock awards	$(144,000)	$--
Recognition of right of use lease asset / liability	--	1,393,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

THE PARKING REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

Capitalization

As of March 31, 2021, the Company had 7,739,951 shares of common stock issued and outstanding. On December 31, 2016, the Company ceased all selling efforts for the initial public offering of its common stock (the “Common Stock Offering”). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to MVP Capital Partners II, LLC (the “Sponsor”) for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A”). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company’s common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and had 2,862 Series A shares issued and outstanding as of March 31, 2021.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland, Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the “Series 1”). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company’s common stock to accredited investors and closed the offering on January 31, 2018. The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding as of March 31, 2021.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The condensed consolidated balance sheet as of December 31, 2020 contained herein has been derived from the audited financial statements as of December 31, 2020 but does not include all disclosures required by GAAP.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the three months ended March 31, 2021, the Company had a net loss of $4.0 million and had $6.8 million in cash, cash equivalents and restricted cash. In connection with preparing the unaudited condensed consolidated financial statements for the three months ended March 31, 2021, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for the next twelve months through May 17, 2022.

Management has implemented the following plan to address the Company’s liquidity over the next twelve months plus a day from the filing of this Quarterly Report:

  During January 2021, the Company, entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, MVP REIT II Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), Michael V. Shustek (“Mr. Shustek”), Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII” and together with VRMI and Mr. Shustek, the “Advisor”) and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). The transactions contemplated by the Purchase Agreement are referred to herein collectively as the “Transaction.” See the Form 8-K Current Report filed on January 14, 2021 for additional information.
  During December 2020, the Company, as guarantor, entered into the Second Amendment to Loan Agreement and Loan Documents (the “Second Amendment”) by and among MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Parking Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, MVP Milwaukee Wells LLC (each a “Borrower” and together “Borrowers”) and LLC Warehouse V LLC (the “Lender”), as successor-in-interest to LoanCore Capital Credit REIT LLC (the “ Original Lender”). The Second Amendment exercised the Company’s option to extend the loan to December 9, 2021 with an additional one-year renewal option thereafter. Concurrent with the Second Amendment, the Company entered into an Interest Rate Protection Agreement (rate cap) that caps the loan’s interest rate at the loan’s LIBOR Floor. This rate cap effectively fixes the rate on this loan to the current rate of 5.60% and eliminates the threat of rising interest rates on this floating rate loan.  See Company Indebtedness in Management’s Discussion and Analysis of Financial Condition and Results of Operations Form 8-K Current Report filed on December 14, 2020 for additional information.
  While the Company is currently unable to completely estimate the impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of March 31, 2021, the Company has entered into lease amendments (Second Amendments) with its two largest tenants, SP Plus and Premier Parking since the end of the third quarter of 2020 that should increase the amount of rental revenue received by the Company compared to the (First Amendments) entered into with these two tenants in May 2020 for COVID relief as follows:
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
    SP Plus - Second Amendment, entered into January 29, 2021 and effective January 1, 2021, required SP Plus to pay full base rent for the month of January for the seven largest properties leased by SP Plus, and requires 75% of base rent to be paid on the 1st of each month for the months of February through July 2021 and a one-time cost of contract payment of $275,000 received in February 2021. On August 1, 2021, these properties revert back to their original lease terms. This amendment should result in (i) more base rent revenue during the lease term than was earned previously under the First Amendment and (ii) certainty with respect to base rent to be received from these properties during the term of the Second Amendment.
  On April 23, 2020 the Company received the funding for its First Draw of the CARES Act loan of approximately $348,000. Because these funds were used exclusively for employee payroll management expects this loan will not be required to be paid back under the terms of the CARES Act. The Company has applied for forgiveness of its First Draw loan amount.
  On May 4, 2021 the Company received the funding for its Second Draw that is available to First Draw recipients in the Paycheck Protection Program loan for approximately $328,000.
  During December 2020, Minneapolis Venture, LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $2 million was funded increasing the note balance to $4 million and the maturity date of the note was extended to December 31, 2021.
  During February 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $845,000 was funded increasing the note balance to $1,807,000 and the maturity date of the note was extended to December 31, 2021.
  During March 2021, MVP Cincinnati Race St., LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. In which an additional $900,000 was funded, increasing the note balance to $3,450,000 and the maturity date of the note was extended to December 31, 2021 and the interest rate increased to 9%. All other terms remain the same.

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

Based on this current business plan, the Company believes its existing cash, anticipated cash collections and cash inflows is sufficient to conduct planned operations for one year from the issuance of the March 31, 2021 financial statements.

Consolidation

The Company’s condensed consolidated financial statements include its accounts, the accounts of the Company’s assets that were sold during 2021 and 2020 (as applicable), the accounts of its subsidiaries, Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation. The following list includes the subsidiaries that are included in the Company’s condensed consolidated financial statements, not the number of properties owned by the Company at March 31, 2021 and December 31, 2020.

MVP PF Memphis Poplar 2013, LLC	MVP Minneapolis Venture, LLC	MVP Louisville Station Broadway, LLC
MVP PF St. Louis 2013, LLC	MVP Indianapolis Meridian Lot, LLC	White Front Garage Partners, LLC
Mabley Place Garage, LLC	MVP Milwaukee Clybourn, LLC	Cleveland Lincoln Garage, LLC
MVP Denver Sherman, LLC	MVP Milwaukee Arena Lot, LLC	MVP Houston Preston, LLC
MVP Fort Worth Taylor, LLC	MVP Clarksburg Lot, LLC	MVP Houston San Jacinto Lot, LLC
MVP Milwaukee Old World, LLC	MVP Denver 1935 Sherman, LLC	MVP Detroit Center Garage, LLC
MVP Houston Saks Garage, LLC	MVP Bridgeport Fairfield Garage, LLC	St. Louis Broadway, LLC
MVP Milwaukee Wells, LLC	West 9th Street Properties II, LLC	St. Louis Seventh & Cerre, LLC
MVP Wildwood NJ Lot, LLC	MCI 1372 Street, LLC	MVP Preferred Parking, LLC
MVP Indianapolis City Park, LLC	MVP Cincinnati Race Street, LLC	MVP Raider Park Garage, LLC
MVP Indianapolis WA Street Lot, LLC	MVP St. Louis Washington, LLC	MVP New Orleans Rampart, LLC
Minneapolis City Parking, LLC	MVP St. Paul Holiday Garage, LLC	MVP Hawaii Marks Garage, LLC

Under GAAP, the Company’s condensed consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures in which the Company is the primary beneficiary, or in which the Company has a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, the Company’s management considers factors such as an entity’s purpose and design and the Company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance, ownership interest, board representation, management representation, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

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

Concentration

The Company had fifteen and fourteen parking tenants/operators during the three months ended March 31, 2021 and 2020, respectively. One tenant/operator, SP Plus Corporation (Nasdaq: SP) (“SP+”), represented 61.0% of the Company’s base parking rental revenue for the three months ended March 31, 2021.

SP+ is one of the largest providers of parking management in the United States. As of March 31, 2021, SP+ managed approximately 3,200 locations in North America.

In addition, the Company had concentrations in Detroit (19.0%) and Houston (11.7%) based on the real estate the Company owned.

Acquisitions

The Company records the acquired tangible and intangible assets and assumed liabilities of acquisitions of all operating properties and those development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date. The Company assesses and considers fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that the Company deems appropriate. Estimates of future cash flows are based on several factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, construction in progress and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any. Costs directly associated with all operating property acquisitions and those development and redevelopment acquisitions that meet the accounting criteria to be accounted for as business combinations are expensed as incurred within operating expenses in the condensed consolidated statement of operations.

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

Cash

The Company maintains a significant portion of its cash deposits at KeyBank, which are held by the Company’s subsidiaries allowing the Company to maximize FDIC insurance coverage. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the same ownership category of $250,000. As of March 31, 2021, and December 31, 2020, the Company had approximately $1.4 million and $1.9 million, respectively, in excess of the federally insured limits. As of the date of this filing, the Company has not experienced any losses on cash deposits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred. During the three months ended March 31, 2021 and 2020, the Company had no advertising costs.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of March 31, 2021.

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  While the Company may pursue statutory or administrative relief, or changes to its operations, to retain its status as a REIT, the Company has evaluated its deferred tax assets (primarily net operating losses and tax basis in goodwill that was taken as an expense on the Company’s books) both in the context of retaining its status as a REIT and as a taxable C Corporation.  The Company had a §382 study performed to determine limitations on the potential utilization of pre-2020 net operating losses and concluded that it does not expect significant limitations on its ability to utilize such losses in the future as a C Corporation.  However, given the Company’s history of taxable losses and its current taxable losses, and due to the ongoing impact to the Company of the COVID-19 pandemic to the Company, the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the year ended December 31, 2021. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur.

The Company is the sole general partner of MVP REIT II Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership. The Company’s wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is operated in a manner that enables the Company to avoid any federal income or excise tax liability and ensure that the Operating Partnership is not classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), which classification could result in the Operating Partnership being taxed as a corporation.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share considers the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The Company had no outstanding common share equivalents during the three months ended March 31, 2021 and 2020.

There is a potential for dilution from the Company’s Series A Convertible Redeemable Preferred Stock which may be converted into the Company’s common stock at any time. As of March 31, 2021, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

There is a potential for dilution from the Company’s Series 1 Convertible Redeemable Preferred Stock which may be converted upon a holder’s election into the Company’s common stock at any time. As of March 31, 2021, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

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

Non-controlling Interests

The FASB issued authoritative guidance for non-controlling interests in December 2007, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the condensed consolidated financial statements. Among other requirements, the guidance requires consolidated net income to be reported at amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the condensed consolidated income statement, of the amounts of condensed consolidated net income attributable to the parent and to the non-controlling interest.

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

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of March 31, 2021, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate

As of March 31, 2021, the Company had the following Investments in Real Estate that were consolidated on the Company’s balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant / Operator
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,844,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$2,954,000	SP +
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$5,848,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$1,637,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,007,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	Premier Parking
Cleveland Lincoln Garage	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$8,271,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	Premier Parking
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	Premier Parking
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,477,000	SP +
St. Louis Broadway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	528	0.98	784	$20,480,000	Premier Parking
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$13,640,000	ISOM Maintenance Company
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,670,000	Best Park
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,041,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$18,210,000	SP +

MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	Interstate
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$7,923,000	Premier Parking
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$4,463,000	TNSH
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$278,000	Magnolia Parking and Bike rental
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$418,000	Magnolia Parking and Bike rental
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	Denison
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	195	1.65	N/A	$4,013,000	Interstate
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$7,718,000	Interstate
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,551,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	Interstate
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$625,000	ABM
MVP Denver 1935 Sherman	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,268,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$7,835,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$19,952,000	SP +
Construction in progress							$1,458,000
Total Investment in real estate and fixed assets							$295,641,000
(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are held by MVP Wildwood NJ Lot, LLC.
(4)	MVP Preferred Parking, LLC holds a Garage and a Parking Lot.

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

Ownership of Company Stock

As of March 31, 2021, the Sponsor owned 9,108 shares, VRM II owned 1,084,960 shares and VRM I owned 616,834 shares of the Company’s outstanding common stock.  No distributions were received by either entity during the three months ended March 31, 2021 due to the suspension of the distributions.

Ownership of the Former Advisor

VRM I and VRM II own 40% and 60%, respectively, of the former Advisor. Neither VRM I nor VRM II paid any up-front consideration for these ownership interests, but each agreed to be responsible for its proportionate share of future expenses of the former Advisor.

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the former Advisor, Vestin Realty Mortgage I, Inc. (“VRTA”) (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (“VRTB”) (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the former Advisor 1,600,000 shares of Common Stock as consideration (the “Consideration”), issuable in four equal installments. The first three installments of 400,000 shares of Common Stock per installment were issued on April 1, 2019, December 31, 2019 and December 31, 2020, respectively. See Note O — Deferred Management Internalization. The remaining installment was due to be issued on December 31, 2021; however, pursuant to the Purchase Agreement, the Advisor has agreed to surrender its claim to such shares. If requested by the Company in connection with any contemplated capital raise by the Company, the former Advisor has agreed not to sell, pledge or otherwise transfer or dispose of any of the Internalization Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. See the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 for more information regarding the Management Internalization.

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

The non-restricted shares were issued by the Company on March 1, 2021 at a price of $11.75 per share. This price equals the price agreed to in the Equity Purchase and Contribution Agreement entered into between the Company and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). For additional information see the Current Report Form 8-K filed by the Company on January 14, 2021.

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

The Company’s board of directors may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company’s board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the long-term incentive plan will be effective without the approval of the Company’s stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the three months ended March 31, 2021 and 2020, no grants were made under the long-term incentive plan.

Note H – Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. The Company has determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities for leases in the future however the Company was not a lessee on any lease agreements at December 31, 2018. During the first quarter 2019, the Company adopted ASU 2016-02.  See Note L – Right of Use Leased Asset and Lease Liability for discussion of the impact of ASU 2016-02 on the Company’s condensed consolidated financial statements.

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

Note I — Notes Payable and Paycheck Protection Program Loan

As of March 31, 2021, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 3/31/21	Lender	Term	Interest Rate	Loan Maturity
MVP Clarksburg Lot	$476,000	Interest Only	$476,000	Multiple	1 Year	7.50%	5/21/2021
MCI 1372 Street	$574,000	Interest Only	$574,000	Multiple	1 Year	7.50%	5/27/2021
MVP Milwaukee Old World	$771,000	Interest Only	$1,616,000	Multiple	1 Year	9.00%	12/31/2021
MVP Milwaukee Clybourn	$191,000	Interest Only	$191,000	Multiple	1 Year	9.00%	12/31/2021
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year	7.50%	9/30/2021
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$7,400,000	LoanCore	1 Year	Variable	12/9/2021
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$5,300,000	LoanCore	1 Year	Variable	12/9/2021
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$13,500,000	LoanCore	1 Year	Variable	12/9/2021
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,700,000	LoanCore	1 Year	Variable	12/9/2021
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$7,200,000	LoanCore	1 Year	Variable	12/9/2021
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,400,000	LoanCore	1 Year	Variable	12/9/2021
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$3,450,000	Multiple	1 Year	9.00%	12/31/2021
Minneapolis Venture	$2,000,000	Interest Only	$4,000,000	Multiple	1 Year	9.00%	12/31/2021
SBA PPP Loan	$348,000	$14,700	$348,000	Small Business Administration	2 Year	1.00%	10/22/2022
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5 Year	5.38%	3/6/2024
MVP St. Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5 Year	5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000,000	$44,000	$7,959,000	Barclays	10 year	4.25%	12/6/2024
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,138,000	Barclays Bank PLC	10 year	4.25%	8/6/2025
Minneapolis City Parking, LLC (6)	$5,250,000	$29,000	$4,624,000	American National Insurance, of NY	10 year	4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC (5)	$4,400,000	$23,000	$3,895,000	FBL Financial Group, Inc.	10 year	4.00%	8/1/2026
West 9th Properties II, LLC (6)	$5,300,000	$30,000	$4,739,000	American National Insurance Co.	10 year	4.50%	11/1/2026
MVP Fort Worth Taylor, LLC (6)	$13,150,000	$73,000	$11,788,000	American National Insurance, of NY	10 year	4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$28,860,000	Bank of America	10 year	5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380,000	$8,000	$1,326,000	KeyBank	10 year *	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132,000	$24,000	$3,969,000	KeyBank	10 year *	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	$23,000	$3,841,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	$2,000	$274,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	$12,000	$2,058,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	$762,000	$4,000	$732,000	KeyBank	10 year *	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year **	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year **	5.02%	8/1/2027
Less unamortized loan issuance costs			(1,108,000)
			$160,329,000

(1)	The Company issued a promissory note to KeyBank for $12.7 million secured by a pool of properties, including (i) MVP Denver Sherman, LLC, (ii) MVP Denver 1935 Sherman, LLC, (iii) MVP Milwaukee Arena, LLC, (iv) MVP St. Louis Washington, LLC, (v) St. Paul Holiday Garage, LLC and (vi) Cleveland Lincoln Garage, LLC.(2) The Company issued a promissory note to Cantor Commercial Real Estate Lending, L.P. (“CCRE”) for $16.25 million secured by a pool of properties, including (i) MVP Indianapolis Meridian Lot, LLC, (ii) MVP Louisville Station Broadway, LLC, (iii) MVP White Front Garage Partners, LLC, (iv) MVP Houston Preston Lot, LLC, (v) MVP Houston San Jacinto Lot, LLC, (vi) St. Louis Broadway Group, LLC, and (vii) St. Louis Seventh & Cerre, LLC.
(3)	On February 8, 2019, subsidiaries of the Company, consisting of MVP PF St. Louis 2013, LLC (“MVP St. Louis”), and MVP PF Memphis Poplar 2013 (“MVP Memphis Poplar”), LLC entered into a loan agreement, dated as of February 8, 2019, with LoanCore Capital Credit REIT LLC (“LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan MVP St. Louis and MVP Memphis Poplar $5.5 million to repay and discharge the outstanding KeyBank loan agreement. The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by MVP St. Louis and MVP Memphis Poplar.
(4)	On November 30, 2018, subsidiaries of the Company, consisting of MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Park Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, and MVP Milwaukee Wells LLC (the “Borrowers”) entered into a loan agreement, dated as of November 30, 2018 (the “Loan Agreement”), with LoanCore Capital Credit REIT LLC (the “LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan the Borrowers $39.5 million to repay and discharge the outstanding KeyBank Revolving Credit Facility. On July 9, 2020, the Company entered into a loan modification agreement with LoanCore Capital Credit REIT, LLC for the following notes payable: (i) MVP Raider Park Garage, LLC, (ii) MVP New Orleans Rampart, LLC, (iii) MVP Hawaii Marks Garage, LLC, (iv) MVP Milwaukee Wells, LLC, (v) MVP Indianapolis City Park, LLC, (vi) MVP Indianapolis WA Street, LLC. The Agreement defers a portion of the required monthly interest payments from June 2020 through November 2020 and reduces the LIBOR Floor from 1.95% to 0.50%, the Modified LIBOR Floor.
(5)	Due to the impact of COVID-19, on May 12, 2020, the Company entered into a Loan Modification Agreement with Farm Bureau Life Insurance Company providing for a ninety-day interest-only period commencing with the payment due June 1, 2020 and continuing through the payment due August 1, 2020. During the interest only period, the monthly installments due under the Note were modified to provide for payment of accrued interest only in the amount of $13,384.
(6)	On July 31, 2020, the Company entered into three loan modification agreements with American National Insurance Company (“ANICO”) for the following three loans: (i) Minneapolis City Parking, LLC, (ii) West 9th Properties II, LLC and (iii) MVP Fort Worth Taylor, LLC. The Company has entered into an Escrow Agreement with ANICO in which $950,000 in condemnation proceeds from the City of Minneapolis was used to pay the monthly principal and interest due each note, beginning with the payment due May 1, 2020, until the termination date. As March 31, 2021, these loans had reverted back to normal payment terms.

* 2 Year Interest Only
** 10 Year Interest Only

Total interest expense incurred for each of the three months ended March 31, 2021 and 2020, was approximately $2.1 million. Total loan amortization cost for the three months ended March 31, 2021 and 2020, was approximately $0.1 million and $0.2 million, respectively.

As of March 31, 2021, future principal payments on notes payable are as follows:

2021	$52,584,000
2022	2,398,000
2023	2,498,000
2024	15,283,000
2025	5,112,000
Thereafter	83,562,000
Less unamortized loan issuance costs	(1,108,000)
Total	$160,329,000

The following table shows notes payable paid in full during the three months ended March 31, 2021:

Property	Original Debt Amount	Monthly Payment	Balance as of 03/31/2021	Lender	Term	Interest Rate	Loan Maturity
The Parking REIT D&O Insurance	$1,185,000	$150,000	--	MetaBank	1 Year	3.60%	02/28/2021

Note J — Fair Value

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

Note K – Investment In DST

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

Also, concurrently with the acquisition of the Property, MVP St. Louis, as landlord, entered into a 10-year master lease (the “St. Louis Master Lease”), with MVP St. Louis Cardinal Lot Master Tenant, LLC, an affiliate of the former Advisor, as tenant, (the “St. Louis Master Tenant”). St. Louis Master Tenant, in turn, concurrently entered into a 10-year sublease with Premier Parking of Missouri, LLC. The St. Louis Master Lease provides for annual rent payable monthly to MVP St. Louis, consisting of base rent in an amount to pay debt service on the St. Louis Loan, stated rent of $414,000 and potential bonus rent equal to a share of the revenues payable under the sublease in excess of a threshold. The Company will be entitled to its proportionate share of the rent payments based on its ownership interest. Under the St. Louis Master Lease, MVP St. Louis is responsible for capital expenditures and the St. Louis Master Tenant is responsible for taxes, insurance and operating expenses.  For the three months ended March 31, 2020 distributions received were $34,000.  There has been no distributable income since February 2020 and no distributions received since March 2020.

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

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	March 31, 2021	December 31, 2020
	(Unaudited)	(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000	$11,512,000
Cash	3,000	1,000
Cash – restricted	36,000	34,000
Due from related parties	--	--
Prepaid expenses	15,000	17,000
Total assets	$11,566,000	$11,564,000

LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $43,000 and $45,000 as of March 31, 2021 and December 31, 2020, respectively	$5,956,000	$5,953,000
Accounts payable and accrued liabilities	99,000	239,000
Due to related party	111,000	88,000
Total liabilities	6,166,000	6,280,000
Equity
Member’s equity	6,129,000	6,129,000
Offering costs	(574,000)	(574,000)
Accumulated earnings	948,000	832,000
Distributions to members	(1,103,000)	(1,103,000)
Total equity	5,400,000	5,284,000
Total liabilities and equity	$11,566,000	$11,564,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Three Months Ended March 31,
	2021	2020
Revenue	$182,000	$182,000
Expenses	(199,000)	(94,000)
Net income (loss)	$(17,000)	$88,000

Note L – Right of Use Leased Asset and Lease Liability

The Company executed a lease agreement for its office space at 9130 W. Post Rd., Suite 200, Las Vegas, NV 89148 with a commencement date of January 10, 2020. The lease has a ten-year term with an annual payment of $180,480 per annum during the lease term. The lease is accounted for as an operating lease under ASU 2016-02, Leases – (Topic 842). The Company recognized a Right of Use (“ROU”) Leased Asset and a Right of Use (“ROU”) Lease Liability on the lease commencement date. Through the discounting of the remaining lease payments at the Company’s incremental borrowing rate of 5.382%, the value of both the ROU asset and ROU liability, at March 31, 2021, was approximately $1,254,000. The Company recognized approximately $28,000 and $42,000 of operating lease expense during the three months ended March 31, 2021 and 2020, respectively. This expense is included in general and administrative expense.

As of March 31, 2021, future lease liability is as follows:

2021	$86,000
2022	121,000
2023	127,000
2024	134,000
2025	142,000
Thereafter	644,000
Total	$1,254,000

Note M — Legal

Federal Action

On March 12, 2019, alleged stockholder SIPDA Revocable Trust (“SIPDA”) filed a purported class action complaint in the United States District Court for the District of Nevada, against the Company and certain of its current and former directors. SIPDA filed an Amended Complaint on October 11, 2019. The Amended Complaint purports to assert class action claims on behalf of all public shareholders of the Company and MVP I between August 11, 2017 and April 1, 2019 in connection with the (i) August 2017 proxy statements filed with the SEC to obtain shareholder approval for the merger of the Company and MVP I (the “2017 proxy statements”), and (ii) August 2018 proxy statement filed with the SEC to solicit proxies for the election of certain directors (the “2018 proxy statement”). The Amended Complaint alleges, among other things, that the 2017 proxy statements were false and misleading because they failed to disclose that the alleged two major reasons for the merger and certain charter amendments implemented in connection therewith were (i) to facilitate the execution of an amended advisory agreement that allegedly was designed to benefit Mr. Shustek financially in the event of an internalization and (ii) to give Mr. Shustek the ability to cause the Company to internalize based on terms set forth in the amended advisory agreement. The Amended Complaint further alleges, among other things, that the 2018 proxy statement failed to disclose the Company’s purported plan to internalize its management function.

The Amended Complaint alleges, among other things, (i) that all defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, by disseminating proxy statements that allegedly contain false and misleading statements or omit to state material facts; (ii) that the director defendants violated Section 20(a) of the Exchange Act; and (iii) that the director defendants breached their fiduciary duties under Maryland law to the members of the class and to the Company.

The Amended Complaint seeks, among other things, unspecified damages; declaratory relief; and the payment of reasonable attorneys' fees, accountants' and experts' fees, costs and expenses.

On June 13, 2019, the court granted SIPDA’s motion for Appointment as Lead Plaintiff. The litigation is still at a preliminary stage. On January 9, 2020, the Company and the director defendants  moved to dismiss the Amended Complaint. Upon being advised by the parties that they are engaged in on-going, active settlement efforts, on November 30, 2020, the court denied the pending motions to dismiss without prejudice as moot and subject to refiling if the settlement efforts are not successful. The Company and the Board of Directors have reviewed the allegations in the Amended Complaint and believe the claims asserted against them in the Amended Complaint are without merit and intend to vigorously defend this action if the parties cannot complete the settlement described below in connection with the Maryland Actions, which settlement if approved by the Court includes dismissal of this Federal Action.

Maryland Actions

On May 31, 2019, and June 27, 2019, two alleged stockholders filed separate class action lawsuits alleging direct and derivative claims against the Company, certain of our current and former directors, MVP Realty Advisors, Vestin Realty Mortgage I, and Vestin Realty Mortgage II in the Circuit Court for Baltimore City, captioned Arthur Magowski v. The Parking REIT, Inc., et. al, No. 24-C-19003125 (filed on May 31, 2019) (the “Magowski Complaint”) and Michelle Barene v. The Parking REIT, Inc., et. al, No. 24-C-19003527 (filed on June 27, 2019) (the “Barene Complaint”).

The Magowski Complaint asserts purportedly direct claims under Maryland law on behalf of all stockholders (other than the defendants and persons or entities related to or affiliated with any defendant) for breach of fiduciary duty and unjust enrichment arising from the Company’s decision to internalize its advisory function. In this Complaint, Plaintiff Magowski asserts that the stockholders have allegedly been directly injured by the internalization and related transactions. The Barene Complaint asserts both direct and derivative claims under Maryland law for breach of fiduciary duty arising from substantially similar allegations as those contained in the Magowski Complaint. The purportedly direct claims are asserted on behalf of the same class of stockholder as the purportedly direct claims in the Magowski Complaint, and the derivative claims in the Barene Complaint are asserted on behalf of the Company.

On September 12 and 16, 2019, the defendants filed motions to dismiss the Magowski and Barene Complaints, respectively. The Magowski and Barene Complaints seek, among other things, damages; declaratory relief; equitable relief to reverse and enjoin the internalization transaction; and the payment of reasonable attorneys' fees, accountants' and experts' fees, costs and expenses. Although the motions to dismiss were fully briefed, the Court had not ruled on the motions when the parties informed the Court of their settlement discussions and requested a stay of the proceedings. Prior to the stay request, limited discovery was conducted in these actions. By Order dated March 11, 2021, the Court consolidated the Magowski and Barene actions for all purposes.  .

The Company and the Board of Directors intend to vigorously defend against these lawsuits if the parties cannot complete the class-based settlement described below, which settlement must be approved by the Court and would include dismissal of the Maryland Actions and the Federal Action described above.

The Magowski Complaint also previewed that a stockholder demand would be made on the Company’s Board of Directors to take action with respect to claims belonging to the Company for the alleged injury to the Company. On June 19, 2019, Magowski submitted a formal demand letter to the Board asserting similar alleged wrongdoing as alleged in the Magowski Complaint and demanding that the Board investigate the alleged wrongdoing and take action to remedy the alleged injury to the Company. The demand includes that claims be initiated against the same defendants as are named in the Magowski Complaint. In response to this stockholder demand letter, on July 16, 2019, the Board established a demand review committee to investigate the allegations of wrongdoing made in the letter and to make a recommendation to the Board for a response to the letter. On September 27, 2019, the Board replaced the demand review committee with a special litigation committee of one director. The special litigation committee was empowered, with the assistance of independent counsel, to investigate the allegations of wrongdoing made in the letter and make a final determination regarding the response for the Company to the demand. In light of the settlement effort discussed below, the work of the special litigation committee has been suspended.

On November 20, 2020, the parties to the Maryland Actions  executed a Term Sheet setting forth the terms for a settlement in principle to resolve the pending lawsuits. On April 13, 2021, the parties, including the plaintiff in the Federal Action, signed a stipulation of settlement for a class-based settlement that provided, among other terms, for (1) a payment of at least $2.5 million into a settlement fund; (2) certain other forms of relief in connection with the Bombe Transaction, including a tender offer by a Bombe affiliate for approximately 15% of the outstanding common stock, the purchase of certain shares of stock from the former Advisor for the benefit of the class members, and the extinguishment of certain shares of common stock issued to the former Advisor in connection with the internalization in 2019;  and (3) the dismissal of the Federal Action and the Maryland Actions (the “Settlement”).  The Settlement is contingent upon final approval by the Maryland Circuit Court, and upon consummation of the Bombe Transaction.  On April 20, 2021, the Maryland Circuit Court preliminarily approved the Settlement, allowing for notice to be given to the class members of the Settlement, and scheduled a hearing on final approval for July 16, 2021. More information about the Settlement, including the settlement documents may be found under the Investor Relations tab of the Company’s website.

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

The holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. Since a Listing Event, as defined in the charter, did not occur by March 31, 2018, the cash dividend rate has been increased to 7.50%, until a Listing Event at which time, the annual dividend rate will be reduced to 5.75% of the Stated Value. Based on the number of Series A shares outstanding at March 31, 2021, the increased dividend rate costs the Company approximately $13,000 more per quarter in Series A dividends.

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

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before March 24, 2022, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of March 31, 2021 is immaterial. As of March 31, 2021, there were detachable warrants that could be exercised for 84,510 shares of the Company’s common stock, if a listing event occurs on or before March 22, 2022, after the 90th day following the occurrence of a listing event. If a listing event does occur before the anniversary date, these potential warrants will then expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at March 31, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company’s common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value. Based on the number of Series 1 shares outstanding at March 31, 2021, the increased dividend rate costs the Company approximately $150,000 more per quarter in Series 1 dividends.

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before January 31, 2023, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of March 31, 2021 is immaterial. As of March 31, 2021, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. If all the potential warrants outstanding at March 31, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock.

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

	Number of shares		Internalization Contribution
Internalization consideration in common stock at $17.50	1,100,000	(1)	$19,250,000
Internalization consideration in common stock at $25.10	500,000	(2)	12,550,000
Total internalization consideration	1,600,000		$31,800,000

Internalization consideration issued April 1, 2019 at $17.50	(400,000)		(7,000,000)
Shares issued December 31, 2019 at $17.50	(400,000)		(7,000,000)
Shares issued December 31, 2020 at $17.50	(300,000)		(5,250,000)
Shares issued December 31, 2020 at $25.10	(100,000)		(2,510,000)
Deferred management internalization at March 31, 2021	400,000		$10,040,000

1) The Company has the right to purchase 1,100,000 of these shares at $17.50 per share which potentially limits the cost to the Company.
2) $25.10 was the Company's stated NAV as of May 28, 2019.

Note P— Employee Benefit Plan

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

Total expense recorded for the matching 401(k) contribution in the three months ended March 31, 2021 and 2020 was approximately $10,000 and $3,000.

Note Q — Subsequent Events

The Company has evaluated events through the date of this filing.  There were no subsequent events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three months ended March 31, 2021 and 2020. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2020. As used herein, the terms "we," "our" and "us" refer to The Parking REIT, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which the Company refers to as the "operating limited partnership," and to their subsidiaries.

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

The Company experienced certain disruptions in base rent revenue and percentage rent revenue during the three months ended March 31, 2021. For further information regarding the impact of COVID-19 on the Company see Results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. While the Company is currently unable to completely estimate the future impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of March 31, 2021, the Company had entered into forty-nine lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent initially from May 2020 through July 2020 and certain second amendments that provide for reduced rent through July 2021 (ii) conversion of certain leases to management agreements pursuant to which the operator will receive a monthly fee; or (iii) extension of certain leases. While the Company continues to review and negotiate rent relief requests with tenants and plans to continue to execute lease amendments based on its evaluation of each tenant’s circumstances, there can be no assurance the Company will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. The extent of the impact of COVID-19 on the Company’s financial and operational performance will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s tenants, all of which are uncertain and cannot be predicted. The extent to which COVID-19 may impact the Company’s financial condition or results of operations cannot be determined at this time.

During July 2020, the Company entered into three loan modification agreements and an escrow agreement with American National Insurance Company (“ANICO”) for the following three loans: (i) Minneapolis City Parking, LLC, (ii) West 9th Properties II, LLC and (iii) MVP Fort Worth Taylor, LLC in which $950,000 in condemnation proceeds from the City of Minneapolis shall be used to pay the monthly principal and interest due under each note, beginning with the payment due June 1, 2020, until the termination date defined as the earlier of (i) payment in full of the Minneapolis City loan or (ii) the date that the debt service coverage of the real property securing each loan is at least 1.10 to 1.0 calculated on a trailing three-month basis. On August 6, 2020, $704,000 was wired to the ANICO escrow account. On October 23, 2020, the Company received the remaining condemnation proceeds of $596,000 from the city of Minneapolis and funded the remaining $246,000 due to the ANICO escrow account on October 26, 2020.

During September 2020, the Company entered into Parking Management Agreements with Interstate Parking Company for the following three properties: MVP St. Paul Holiday Garage, LLC effective October 1, 2020 through September 30, 2025; MVP Milwaukee Old World, LLC effective November 1, 2020 through October 31, 2025 and MVP Milwaukee Arena Lot, LLC effective December 1, 2020 through November 30, 2025. These Parking Management Agreements provide for Interstate Parking Company to receive a monthly base management fee and monthly incentive fee which consists of a certain percent of net operating income over a defined threshold. All other net operating income is remitted to the Company.

During October 2020, the Company entered into a Parking Management Agreement with Magnolia Parking and Bike Rentals, LLC for MVP Wildwood NJ Lots 1 and 2. Under the terms of this agreement, the Company will receive 75% of the monthly gross revenue generated by the parking lots. The term of this agreement is month-to-month.

During December 2020, the “Company, as guarantor, entered into the Second Amendment to Loan Agreement and Loan Documents (the “Second Amendment”) by and among MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Parking Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, MVP Milwaukee Wells LLC (each a “Borrower” and together “Borrowers”) and LLC Warehouse V LLC (the “Lender”), as successor-in-interest to LoanCore Capital Credit REIT LLC (the “ Original Lender”). The Second Amendment amends the Loan Agreement and Loan Documents, dated as of November 30, 2018, as amended by the First Amendment to Loan Agreement and Loan Documents, dated as of July 9, 2020 (the “Loan Agreement”), pursuant to which the Original Lender agreed to make a secured loan to the Borrowers in the original principal amount of $39.5 million (the “Loan”).

Pursuant to the Second Amendment, the Borrowers were granted the option to extend the maturity date of the Loan for two one-year periods upon the satisfaction of certain conditions, payment of certain amounts due under the Loan Agreement and, in connection with the Borrowers’ exercise of their option with respect to the first extension period, delivery by the Company of a partial payment guaranty. On December 8, 2020, the Borrowers exercised their option to extend the term of the Loan to December 9, 2021 and made a $0.5 million payment to the Lender (consisting of the payment of accrued interest and the deposit of additional capital expenditure and general shortfall reserves), and the Company delivered a $5.0 million partial payment guaranty. See Form 8-K Current Report filed on December 14, 2020 for additional information

During December 2020, the Company entered into the Second Amendments to the Leases with Premier Parking for the following four properties: (i) White Front Garage Partners, (ii) MVP Houston Preston Lot, (iii) MVP Preferred Parking and (iv) MVP Houston Saks Garage; and the Third Amendment for MVP Houston San Jacinto Lot. Effective October 2020 through December 2021, these amendments provide for the Company to receive a certain percent of net operating income. Effective January 1, 2022, the original lease terms are reinstated.

December 2020, Minneapolis Venture, LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $2 million was funded increasing the note balance to $4 million and the maturity date of the note was extended to December 31, 2021.

During December 2020, the Company entered into a Master Management Agreement with SP Plus Corporation for the following five properties: (i) MVP Cincinnati Race Street Garage, LLC, (ii) MVP St. Louis Washington, LLC, (iii) MVP Cleveland West 9th, LLC, (iv) Cleveland Lincoln Garage Owner, LLC and (v) 33740 Crown Colony, LLC. This agreement extends the management agreements for these properties on a month-to-month basis.

During January 2021, the Company entered into the Second Amendment to the Master lease with Isom Maintenance Company, LLC for MVP Raider Park Garage, LLC regarding payment terms of approximately $121,000 of delinquent percentage rent owed to the Company. Under the terms of this amendment The Company received $25,000 of the 2020 percentage rent owed on March 1, 2021 and the remaining balance of approximately $96,000 is due on or before December 31, 2021.

During January 2021, the Company entered into a Second Lease Amendment with SP Plus for the following seven properties: (i) MVP Bridgeport Fairfield Garage, LLC, (ii) MVP Fort Worth Taylor, LLC, (iii) MVP Detroit Center garage, LLC, (iv) Mabley Place, LLC, (v) MVP Hawaii Marks Garage, LLC, (vi) MVP Denver 1935 Sherman, (vii) MVP PF St. Louis, LLC. Under the terms of the second amendment, SP Plus paid the Company full base rent for these properties for January 2021, 75% of base rent for the period February 1, 2021 through July 31, 2021 and a one-time cost of contract fee of $275,000 on February 15, 2021. Effective August 1, 2021, the original lease terms are reinstated.

During February 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement (the “amendment”) with multiple lenders. The amendment increased the interest rate from 8% to 9%, an additional $845,000 was funded increasing the note balance to $1,807,000 and the maturity date of the note was extended to December 31, 2021.

During March 2021, MVP Cincinnati Race St., LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement with multiple lenders. In which an additional $900,000 was funded, increasing the note balance to $3,450,000 and the maturity date of the note was extended to December 31, 2021 and the interest rate increased to 9.0%. All other terms remain the same.

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

For example, we expect to incur additional costs in connection with ongoing litigation, the SEC investigation discussed in Note M - Legal in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and legal and consulting fees associated with pursuing any potential strategic alternatives, which in the aggregate may be material, none of which was taken in consideration when the board of directors determined the prior estimated NAV per share. Please see our Current Reports on Form 8-K filed with the SEC on May 28, 2019 for additional information regarding the NAV calculation, as well as “Item 1A. Risk Factors—Risks Related to an Investment in the Company–Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of common stock” in our Annual Report on Form 10-K.

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

Contribution Agreement

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the former Advisor, Vestin Realty Mortgage I, Inc. (“VRTA”) (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (“VRTB”) (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the former Advisor 1,600,000 shares of Common Stock as consideration (the “Consideration”), issuable in four equal installments. The first three installments of 400,000 shares of Common Stock per installment were issued on April 1, 2019, December 31, 2019 and December 31, 2020, respectively. See Note O — Deferred Management Internalization in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information. The remaining installment was due to be issued on December 31, 2021; however, pursuant to the Purchase Agreement, the Advisor has agreed to surrender its claim to such shares. If requested by the Company in connection with any contemplated capital raise by the Company, the former Advisor has agreed not to sell, pledge or otherwise transfer or dispose of any of the Internalization Consideration for a period not to exceed the lock-up period that otherwise would apply to other stockholders of the Company in connection with such capital raise. See the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019 for more information regarding the Management Internalization.

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues
Base rent income	$2,693,000	$4,991,000	$(2,298,000)	(46.0%)
Percentage rent income	147,000	327,000	(180,000)	(55.0%)
Management income	341,000	--	341,000	100.0%
Total revenues	$3,181,000	$5,318,000	$(2,137,000)	(40.2%)

Rental revenue

The decrease in rental revenues is primarily attributable to decreased demand for parking as a result of COVID-19 and restrictions intended to prevent its spread, including restrictions on public gatherings, requiring people to shelter in place and implementing social distancing measures, which in some cases eliminated or severely reduced the demand for parking. In addition, as a result of COVID-19, the Company transitioned 11 leases to management agreements. Per these management agreements, the tenant now operates the property on behalf of the Company and pays their operating expenses from gross parking revenue and is required to remit an agreed upon percentage of the remainder to the Company instead of base rent payments. Revenues from these properties are recorded as management income.

For additional information see Note D – Investments in Real Estate in the notes to the condensed consolidated financial statements included in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

During the three months ended March 31, 2021 and 2020 the Company earned percentage rent on the following properties:

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Percentage rent income
MVP St Louis 2013	$3,000	$--	$3,000	100.0%
Mabley Place Garage	21,000	--	21,000	100.0%
MVP Ft Worth Taylor	33,000	94,000	(61,000)	64.9%
Minneapolis Venture	8,000	--	8,000	100.0%
MVP Milwaukee Arena	--	31,000	(31,000)	(100.0%)
MVP Bridgeport Fairfield Garage	6,000	--	6,000	100.0%
Minneapolis City Parking	4,000	--	4,000	100.0%
MVP Detroit Center Garage	63,000	153,000	(90,000)	(58.8%)
St. Louis Broadway	--	5,000	(5,000)	(100.0%)
MVP New Orleans Rampart	--	44,000	(44,000)	(100.0%)
MVP Hawaii Marks	9,000	--	9,000	100.0%)
Total revenues	$147,000	$327,000	$(180,000)	(55.0%)

Variances in percentage rent earnings 2021 compared to 2020 are due to fluctuations in transient parking business in a result of restrictions intended to slow the spread of COVID-19 and varying speeds of the opening of cities.

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating expenses
Property taxes	$874,000	$665,000	$209,000	31.4%
Property operating expense	282,000	386,000	(104,000)	(26.9%)
General and administrative	1,432,000	1,653,000	(221,000)	(13.4%)
Professional fees	1,774,000	316,000	1,458,000	461.4%
Acquisition expenses	--	3,000	(3,000)	(100.0%)
Depreciation and amortization expenses	1,258,000	1,322,000	(64,000)	(4.8%)
Total operating expenses	5,620,000	4,345,000	1,275,000	29.3%
Income (loss) from operations	$(2,439,000)	$973,000	$(3,412,000)	(350.7%)

The Company is continuing to monitor the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on rental rates and rent collections. As of March 31, 2021, the Company had entered into forty-nine lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent initially from May through July 2020 and certain second amendments that provide reduced rent through July 2021, (ii) conversion of certain leases to management agreements pursuant to which the operator will receive a monthly fee; or (iii) extension of certain leases.  Although the Company is and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent relief, the Company can provide no assurance that such efforts or its efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. The decrease in base rent income and percentage rent income during the three months ended March 31, 2021 is primarily due to these lease amendments and the impact of the COVID-19 pandemic during the third quarter of 2020. In particular, many of the Company’s properties are located in urban centers, near government buildings and sporting venues, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic have had and may continue to have a material and adverse impact on those businesses. Many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. See Part II, Item 1A titled “Risk Factors” for more information on the effect of COVID-19 on our business.

Property taxes

The increase in property taxes in 2021 compared to 2020 is attributable primarily to the lease amendments which have increased the property tax burden on the Company in 2021.

General and administrative

The decrease in general and administrative expenses from 2020 to 2021 of approximately $221,000 was primarily attributable to an decrease in director and officer insurance expense of approximately $0.2 million and a decrease in payroll and related expenses of approximately $0.1 million These decreases were partially offset by increases in other expenses of approximately $0.1 million.

Professional fees

Professional fees increased approximately $1.5 million in the three months ended March 31, 2021 compared to the same period in the prior year. The increase was primarily due to lower insurance proceeds received to reimburse the Company for legal fees, during the three months ended March 31, 2021 for claims made against the director and officer insurance policy. These reimbursements were related to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019.

See Note M – Legal in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Depreciation and amortization expenses

The decrease in depreciation and amortization expenses was due to properties sold during 2020.

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Other income (expense)
Interest expense	$(2,204,000)	$(2,329,000)	$125,000	(5.4%)
Other income	275,000	151,000	124,000	82.1%
Income from DST	--	50,000	(50,000)	(100.0%)
Total other expense	$(1,929,000)	$(2,128,000)	$199,000	(9.4%)

Interest expense

Total interest expense incurred for the three months ended March 31, 2021 and 2020, was approximately $2.2 million and $2.3 million, respectively. The decrease of interest expense of approximately $0.1 million was primarily due to a lower interest rate on the Company’s $39.5 million variable rate loan. Total loan amortization cost for the three months ended March 31, 2021 and 2020, was approximately $0.1 million and $0.2 million, respectively.

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

For additional information see Note I – Notes Payable and Payroll Protection Plan  in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Other income

During February 2021, the Company received a one-time cost of contract payment of $275,000 from SP+.

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

Income from DST

The decrease in income from DST is due to the impact of COVID-19. Starting in March 2020 the DST, St. Louis Cardinal Lot, did not generate distributable net income due the delay of the opening of the major league baseball season and the fact that no fans were allowed to attend the games when the season opened.

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

As disclosed in Note M - Legal in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report, Nasdaq has informed the Company that (i) the Company’s common stock will not be approved for listing currently on the Nasdaq Global Market, and (ii) it is highly unlikely that the Company’s common stock would be approved for listing while the SEC investigation is ongoing. There can be no assurance that the Company’s common stock will ever be approved for listing on the Nasdaq Global Market or any other stock exchange, even if the SEC investigation referred to above is completed and no wrongdoing is found and no action is taken in connection therewith against the Company, Mr. Shustek or any other person.  As a result of this Nasdaq decision, the Company has determined not to proceed with the registration and sale of the Company’s common stock as contemplated by the Registration Statement (File No. 333-205893) on Form S-11 filed with the U.S. Securities and Exchange Commission on October 5, 2018 and such Registration Statement was withdrawn on August 29, 2019.

As of March 31, 2021, the Company’s debt consisted of approximately $121.9 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs and the Company’s cash and cash equivalents and restricted cash were approximately $6.9 million ($2.8 million of which was restricted cash). The Company’s unrestricted cash balance was approximately $3.1 million as of the date of filing.

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

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the three months ended March 31, 2021, the Company had a net loss of $4.0 million and had $6.9 million in cash, cash equivalents and restricted cash. In connection with preparing the condensed consolidated financial statements for the three months ended March 31, 2021, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for the next twelve months through May 17, 2022.

Management has implemented the following plan to address the Company’s liquidity over the next twelve months plus a day from the filing of this Quarterly Report:

  During January 2021, the Company, entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, MVP REIT II Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), Michael V. Shustek (“Mr. Shustek”), Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII” and together with VRMI and Mr. Shustek, the “Advisor”) and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). The transactions contemplated by the Purchase Agreement are referred to herein collectively as the “Transaction.” See the Form 8-K Current Report filed on January 14, 2021 for additional information.
  During December 2020, the Company, as guarantor, entered into the Second Amendment to Loan Agreement and Loan Documents (the “Second Amendment”) by and among MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Parking Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, MVP Milwaukee Wells LLC (each a “Borrower” and together “Borrowers”) and LLC Warehouse V LLC (the “Lender”), as successor-in-interest to LoanCore Capital Credit REIT LLC (the “ Original Lender”). The Second Amendment exercised the Company’s option to extend the loan to December 9, 2021 with an additional one-year renewal option thereafter. Concurrent with the Second Amendment, the Company entered into an Interest Rate Protection Agreement (rate cap) that caps the loan’s interest rate at the loan’s LIBOR Floor. This rate cap effectively fixes the rate on this loan to the current rate of 5.60% and eliminates the threat of rising interest rates on this floating rate loan.  See Company Indebtedness in Management’s Discussion and Analysis of Financial Condition and Results of Operations Form 8-K Current Report filed on December 14, 2020 for additional information.
  While the Company is currently unable to completely estimate the impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of March 31, 2021, the Company has entered into lease amendments (Second Amendments) with its two largest tenants, SP Plus and Premier Parking since the end of the third quarter of 2020 that should increase the amount of rental revenue received by the Company compared to the (First Amendments) entered into with these two tenants in May 2020 for COVID relief as follows:
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
    SP Plus - Second Amendment, entered into January 29, 2021 and effective January 1, 2021, required SP Plus to pay full base rent for the month of January for the seven largest properties leased by SP Plus, and requires 75% of base rent to be paid on the 1st of each month for the months of February through July 2021 and a one-time cost of contract payment of $275,000 received in February 2021. On August 1, 2021, these properties revert back to their original lease terms. This amendment should result in (i) more base rent revenue during the lease term than was earned previously under the First Amendment and (ii) certainty with respect to base rent to be received from these properties during the term of the Second Amendment.
  On April 23, 2020 the Company received the funding for its First Draw of the CARES Act loan of approximately $348,000. Because these funds were used exclusively for employee payroll management expects this loan will not be required to be paid back under the terms of the CARES Act. The Company has applied for forgiveness of its First Draw loan amount.
  On May 4, 2021 the Company received the funding for its Second Draw that is available to First Draw recipients in the Paycheck Protection Program loan for approximately $328,000.
  During December 2020, Minneapolis Venture, LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $2 million was funded increasing the note balance to $4 million and the maturity date of the note was extended to December 31, 2021.

  During February 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $845,000 was funded increasing the note balance to $1,807,000 and the maturity date of the note was extended to December 31, 2021.
  During March 2021, MVP Cincinnati Race St., LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. In which an additional $900,000 was funded, increasing the note balance to $3,450,000 and the maturity date of the note was extended to December 31, 2021 and the interest rate increased to 9%. All other terms remain the same.

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

Based on this current business plan, the Company believes its existing cash, anticipated cash collections and cash inflows is sufficient to conduct planned operations for one year from the issuance of the March 31, 2021 financial statements.

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(1,710,000)	$(793,000)
Net cash provided by investing activities	--	(643,000)
Net cash provided by (used in) financing activities	927,000	(1,818,000)

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020:

The Company’s cash and cash equivalents and restricted cash were approximately $7.1 million as of March 31, 2021, which was a decrease of approximately $1.5 million from the same period in 2020.

Cash flows from operating activities

Net cash used in operating activities during the three months ended March 31, 2021 was approximately $1.7 million, compared to approximately $0.8 million for the same period in 2020. The increase in cash used was primarily due primarily to an increase in net loss relating to professional fees during the three months ended March 31, 2021 compared to net loss during the same period in 2020. These increases were attributable to a decrease in insurance proceeds received.

Cash flows from investing activities

Net cash used in investing activities for the three months ended March 31, 2020 was approximately $0.6 million for building improvements and fixed asset purchases.  There was no cash used in or provided by investing activities during the three months ended March 31, 2021.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2021 was approximately $0.9 million compared to cash used in financing activities of approximately $1.8 million during the same period in 2020. The change in cash provided by financing activities was primarily due to proceeds from notes payable of approximately $1.7 million offset by a decrease in dividend paid to stockholders during the three months ended March 31, 2021 compared to the same period in 2020

Company Indebtedness

The loan with Bank of America for the MVP Detroit garage requires the Company to maintain approximately $2.3 million in liquidity at all times, which is defined as unencumbered cash and cash equivalents. As of the date of this filing, the Company was in compliance with this lender requirement.  However, if the Company is unable to sell assets it is likely the Company will be unable to meet this requirement by the end of the third quarter of 2021. The Company will need to obtain a waiver for this requirement and if it is unable to obtain a waiver, this could result in an event of default and acceleration of such loan if the lender is unwilling to waive the requirement.

The Company’s secured mortgage debt of approximately $52.2 million and $52.5 million as of March 31, 2021 and December 31, 2020, respectively, require Mr. Shustek and the former Advisor to continue to provide guarantees. In connection with the Contribution Agreement and the Internalization, Mr. Shustek and the former Advisor will continue to provide such guarantees. For additional information regarding the Company’s indebtedness, please see Note I – Notes Payable and Payroll Protection Plan in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

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

The ongoing COVID-19 pandemic has significantly adversely impacted global economic activity, contributed to significant volatility and negative pressure in financial markets and resulted in unprecedented job losses causing many to fear an imminent global recession. Due to these factors, the Company entered into the following loan modification agreements with its lenders during the last twelve months.

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

Common Stock

From inception through March 31, 2021, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,826 shares of its common stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

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

The offering price was $1,000 per share. In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before March 24, 2022, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of March 31, 2021 is immaterial. As of March 31, 2021, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series A, however, such distributions will continue to accrue in accordance with the terms of the Series A.

For additional information see Note N —Preferred Stock and Warrants in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From initial issuance through March 31, 2021, the Company had declared distributions of approximately $811,000 of which approximately $597,000 had been paid to Series A stockholders.

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

The offering price is $1,000 per share. In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series 1 offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before January 31, 2023, the five-year anniversary date, these warrants then will expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of March 31, 2021 is immaterial. As of March 31, 2021, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series 1, however, such distributions will continue to accrue in accordance with the terms of the Series 1.

For additional information see Note N —Preferred Stock and Warrants in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From issuance date through March 31, 2021, the Company had declared distributions of approximately $9.2 million of which approximately $6.4 million had been paid to Series 1 stockholders.

Related-Party Transactions and Arrangements

The Company had entered into agreements with affiliates of its Sponsor, whereby the Company paid certain fees or reimbursements to the former Advisor or its affiliates prior to the Internalization. For additional information see Note E —Related Party Transactions and Arrangements in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of March 31, 2021.

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  While the Company may pursue statutory or administrative relief, or changes to its operations, to retain its status as a REIT, the Company has evaluated its deferred tax assets (primarily net operating losses and tax basis in goodwill that was taken as an expense on the Company’s books) both in the context of retaining its status as a REIT and as a taxable C Corporation.  The Company had a §382 study performed to determine limitations on the potential utilization of pre-2020 net operating losses and concluded that it does not expect significant limitations on its ability to utilize such losses in the future as a C Corporation.  However, given the Company’s history of taxable losses and its current taxable losses, and due to the ongoing impact to the Company of the COVID-19 pandemic to the Company, the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the year ended December 31, 2021. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur.

The Company is the sole general partner of MVP REIT II Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership. The Company’s wholly owned subsidiary, MVP REIT II Holdings, LLC, is the sole limited partner of the Operating Partnership. The operating agreement provides that the Operating Partnership is operated in a manner that enables the Company to avoid any federal income or excise tax liability and ensure that the Operating Partnership is not classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), which classification could result in the Operating Partnership being taxed as a corporation.

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

As a C corporation, the Company will be subject to federal income tax on its taxable income at regular corporate rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes again for four years following the year in which it no longer qualified as a REIT. Failing to qualify as a REIT could materially and adversely affect the Company’s net income as it will not be entitled to a deduction for dividends paid while it is taxable as a C corporation.  As a result, being taxed as a C corporation rather than a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, as a C Corporation, the Company is not required to distribute any amounts to its stockholders and all distributions to stockholders would be taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits.  In such event, corporate stockholders may be eligible for the dividends-received deduction.  In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income.

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before March 24, 2022, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of March 31, 2021 is immaterial. As of March 31, 2021, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. If all the potential warrants outstanding at March 31, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 84,510 shares of common stock and would receive gross proceeds of approximately $2.1 million.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series A, however, such distributions will continue to accrue in accordance with the terms of the Series A.

For additional information see “— Liquidity and Capital Resources” and “—Preferred Series A Stock” above and Note N —Preferred Stock and Warrants in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series 1 offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before January 31, 2023, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of March 31, 2021 is immaterial. As of March 31, 2021, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event.  If all the potential warrants outstanding at March 31, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series 1, however, such distributions will continue to accrue in accordance with the terms of the Series 1.

For additional information see “— Liquidity and Capital Resources” and “—Preferred Series A Stock” above and Note N —Preferred Stock and Warrants in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

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

Subsequent Events

See Note Q —Subsequent Events in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various subsequent events.

Contractual Obligations

The following is a summary of our gross contractual obligations as of March 31, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$161,437,000	$52,584,000	$20,179,000	$27,742,000	$60,932,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	1,254,000	86,000	382,000	256,000	530,000
Purchase Obligations	--	--	--	--	--
Total	$162,691,000	$52,670,000	$20,561,000	$27,998,000	$61,462,000

Contractual obligation table amount does not reflect the unamortized loan issuance cost of $1.1 million as of March 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing the Company’s business plan, the Company expects that the primary market risk to which the Company will be exposed is interest rate risk. The Company’s primary interest rate exposure will be the one-month LIBOR rate. In order to mitigate this risk, the Company entered into an Interest Rate Protection Agreement (rate cap) that caps the loan’s interest rate at the loan’s LIBOR Floor. This rate cap effectively fixes the rate on this loan to the current rate of 5.60% and eliminates the threat of rising interest rates on this floating rate loan.

As of March 31, 2021, the Company’s debt consisted of approximately $121.9 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs. The Company’s variable interest rate debt is related to the LoanCore loan, where the floating rate loan is set at one-month LIBOR plus 3.65%, with a LIBOR floor of 1.95% and the Company has purchased a rate cap that effectively fixes the rate on this loan to the current rate of 5.60%. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

The following tables summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company’s outstanding debt as of March 31, 2021:

Debt Maturity Schedule as of March 31, 2021
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt	$53,584,000	$2,398,000	$2,499,000	$15,282 ,000	$5,112,000	$83,562,000	$162,437,000	$161,200,000

Average interest rate	6.06%	4.92%	4.92%	4.77%	4.99%	5.03%

Debt Maturity table amount does not reflect the unamortized loan issuance cost of $1.1 million as of March 31, 2021.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2021, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note M —Legal in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a description of a purported class action lawsuit that was filed on March 12, 2019, additional actions in Maryland and the SEC investigation.

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

ITEM 1A. RISK FACTORS

The risk factors discussed under the heading “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as updated by the risk factors in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021 under the heading “Risk Factors”, continue to apply to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program, other than for hardship repurchases in connection with a shareholder’s death. Repurchase requests made in connection with the death of a stockholder were repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company had established an estimated NAV per share, 100% of such amount as determined by the Company’s board of directors, subject to any special distributions previously made to the Company’s stockholders. The Company did not repurchase shares of common stock pursuant to the hardship exception under this program during the three months ended March 31, 2021.

As of the date of this filing, 48,318 shares have been redeemed of which 33,232 shares were hardship repurchases.

Since inception, there have been 33,232 hardship repurchases in connection with a shareholder’s death through filing date. On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

Recent Sales of Unregistered Securities

The Company did not sell any of its equity securities during the quarter ended March 31, 2021 that were not registered under the Securities Act.

Use of Offering Proceeds

As of date of this filing, the Company had 7,739,951 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total gross proceeds of approximately $198.8 million, less offering costs.

The following is a table of summary of offering proceeds from inception through March 31, 2021:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	3,663,493	$83,185,000
Redeemed shares	--	(48,318)	(1,185,000)
DRIP shares	--	83,437	2,086,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,981,000
Dividend shares	--	153,826	3,845,000
Distributions	--	--	(14,055,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from advisor	--	--	1,147,000
Shares added for merger	--	3,887,513	85,701,000
Total	42,673	7,739,951	$198,163,000

From October 22, 2015 through March 31, 2021, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through March 31, 2021, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were approximately $198.8 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, of which the Company’s portion of the total purchase price for these parking facilities was approximately $320.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders. The ratio of the costs of raising capital to the capital raised is approximately 0.6%.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1(1)	Articles of Amendment and Restatement of THE PARKING REIT, Inc.
3.2(2)	Articles of Amendment of THE PARKING REIT, Inc.
3.3(3)	Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.4(4)	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.5(5)	Bylaws of THE PARKING REIT, Inc.
10.1 (6)	Equity Purchase and Contribution Agreement, dated as of January 8, 2021, by and among The Parking REIT, Inc. MVP REIT II Operating Partnership, L.P., Michael V. Shustek, Vestin Realty Mortgage II, Inc., Vestin Realty Mortgage I, Inc. and Color Up, LLC
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in XBRL (extensible Business Reporting Language (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.
(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015 and incorporated herein by reference.
(2)	Filed previously on Form 8-K on December 18, 2017 and incorporated herein by reference.
(3)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(4)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(5)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015 and incorporated herein by reference.
(6)	Filed previously on Form 8-K on January 14, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Chairman
Date:	May 17, 2021

By:	/s/ J. Kevin Bland
J. Kevin Bland
Chief Financial Officer
Date:	May 17, 2021