Form 10-Q
period 2021-06-30
Parking REIT, Inc.
filed 2021-08-12
CIK 1642985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes [ ] No [ X ]

As of August 11, 2021, the registrant had 7,739,951 shares of common stock outstanding.

PART I

ITEM 1.                FINANCIAL STATEMENTS

THE PARKING REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2021 (unaudited)	As of December 31, 2020
ASSETS
Investments in real estate
Land and improvements	$128,284,000	$128,284,000
Buildings and improvements	163,792,000	163,792,000
Construction in progress	1,454,000	1,320,000
Intangible assets	2,107,000	2,107,000
	295,637,000	295,503,000
Accumulated depreciation and amortization	(19,536,000)	(17,039,000)
Total investments in real estate, net	276,101,000	278,464,000

Fixed Assets, net of accumulated depreciation of $97,000 and $78,000 as of June 30, 2021 and December 31, 2020, respectively	44,000	63,000
Cash	2,834,000	4,235,000
Cash – restricted	4,085,000	3,660,000
Prepaid expenses	650,000	1,909,000
Accounts receivable, net allowance of doubtful accounts of $0.4 million and $0.7 million as of June 30, 2021 and December 31, 2020	1,003,000	1,114,000
Investment in DST	2,821,000	2,821,000
Due from related parties	--	1,000
Other assets	84,000	183,000
Right of use leased asset	1,225,000	1,282,000
Total assets	$288,847,000	$293,732,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $1.0 million and $1.2 million as of June 30, 2021 and December 31, 2020	$159,922,000	$158,996,000
Paycheck protection program loan	328,000	348,000
Accounts payable and accrued liabilities	14,079,000	11,967,000
Right of use lease liability	1,225,000	1,282,000
Deferred management internalization	10,040,000	10,040,000
Security deposits	157,000	141,000
Due to related parties	18,000
Deferred revenue	99,000	140,000
Total liabilities	185,868,000	182,914,000
Commitments and contingencies	--	--
Equity
The Parking REIT, Inc. Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of June 30, 2021 and December 31, 2020)	--	--
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of June 30, 2021 and December 31, 2020)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,739,951 and 7,727,696 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	--	--
Additional paid-in capital	197,413,000	198,769,000
Accumulated deficit	(96,458,000)	(89,985,000)
Total The Parking REIT, Inc. Shareholders’ Equity	100,955,000	108,784,000
Non-controlling interest	2,024,000	2,034,000
Total equity	102,979,000	110,818,000
Total liabilities and equity	$288,847,000	$293,732,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Base rent income	$2,807,000	$3,402,000	$5,500,000	$8,393,000
Management income	663,000	293,000	1,004,000	293,000
Percentage rent income	93,000	--	240,000	327,000
Total revenues	3,563,000	3,695,000	6,744,000	9,013,000

Operating expenses
Property taxes	918,000	840,000	1,792,000	1,505,000
Property operating expense	274,000	725,000	556,000	1,111,000
General and administrative	1,428,000	1,576,000	2,860,000	3,229,000
Professional fees, net of reimbursement of insurance proceeds	56,000	(108,000)	1,830,000	208,000
Acquisition expenses	--	--	--	3,000
Depreciation and amortization	1,258,000	1,321,000	2,516,000	2,643,000
Impairment	--	7,640,000	--	7,640,000
Total operating expenses	3,934,000	11,994,000	9,554,000	16,339,000

Loss from operations	(371,000)	(8,299,000)	(2,810,000)	(7,326,000)

Other income (expense)
Interest expense	(2,092,000)	(2,255,000)	(4,296,000)	(4,584,000)
Gain from sale of investment in real estate	--	694,000	--	694,000
PPP Loan forgiveness	348,000	--	348,000	--
Other Income	--	--	275,000	151,000
Income from DST	--	49,000	--	99,000
Total other income (expense)	(1,744,000)	(1,512,000)	(3,673,000)	(3,640,000)

Net loss	(2,115,000)	(9,811,000)	(6,483,000)	(10,966,000)
Less net expense attributable to non-controlling interest	(10,000)	(28,000)	(10,000)	(33,000)
Net loss attributable to The Parking REIT, Inc.’s stockholders	$(2,105,000)	$(9,783,000)	$(6,473,000)	$(10,933,000)

Preferred stock distributions declared - Series A	(54,000)	(54,000)	(108,000)	(108,000)
Preferred stock distributions declared - Series 1	(696,000)	(696,000)	(1,392,000)	(1,392,000)
Net loss attributable to The Parking REIT, Inc.’s common stockholders	$(2,855,000)	$(10,533,000)	$(7,973,000)	$(12,433,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to The Parking REIT, Inc.’s common stockholders - basic and diluted	$(0.37)	$(1.44)	$(1.03)	$(1.70)
Distributions declared per common share	$--	$--	$--	$--
Weighted average common shares outstanding, basic and diluted	7,739,952	7,328,339	7,735,888	7,330,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2020	42,673	$--	7,727,696	$--	$198,769,000	$(89,985,000)	$2,034,000	$110,818,000
Stock awards	--	--	12,255	--	144,000	--	--	144,000
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net loss	--	--	--	--	--	(4,368,000)	--	(4,368,000)
Balance, March 31, 2021	42,673	$--	7,739,951	$--	$198,163,000	$(94,353,000)	$2,034,000	$105,844,000

Balance, December 31, 2020	42,673	$--	7,727,696	$--	$198,769,000	$(89,985,000)	$2,034,000	$110,818,000
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net income (loss)	--	--	--	--	--	(2,105,000)	(10,000)	(2,115,000)
Balance, June 30, 2021	42,673	$--	7,739,951	$--	$197,413,000	$(96,458,000)	$2,024,000	$102,979,000

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2019	42,673	$--	7,332,811	$--	$194,137,000	$(66,511,000)	$2,619,000	$130,245,000
Distributions to non-controlling interest	--	--	--	--	--	--	(10,000)	(10,000)
Redeemed Shares	--	--	(2,741)	--	(68,000)	--	--	(68,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net loss	--	--	--	--	--	(1,150,000)	(5,000)	(1,154,000)
Balance, March 31, 2020	42,673	$--	7,330,070	$--	$193,319,000	$(67,661,000)	$2,604,000	$128,262,000

Balance, December 31, 2019	42,673	--	7,332,811	--	194,137,000	(66,511,000)	2,619,000	130,245,000
Redeemed Shares	--	--	(2,374)	--	(60,000)	--	--	(60,000)
Distributions – Series A	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	(696,000)	--	--	(696,000)
Net income (loss)	--	--	--	--	--	(9,783,000)	(28,000)	(9,811,000)
Balance, June 30, 2020	42,673	$--	7,327,696	$--	$192,509,000	$(77,444,000)	$2,576,000	$117,641,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE PARKING REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net Loss	$(6,483,000)	$(10,966,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,516,000	2,643,000
Amortization of loan costs	149,000	413,000
PPP Loan forgiveness	(348,000)	--
Gain from sale of investment in real estate	--	(694,000)
Amortization of right of use lease asset	57,000	45,000
Impairment	--	7,640,000
Income from DST	--	(99,000)
Changes in operating assets and liabilities
Due to/from related parties	18,000	(54,000)
Construction in progress	(134,000)	--
Accounts payable	758,000	(473,000)
Right of use lease liability	(57,000)	(45,000)
Loan fees	(21,000)	(13,000)
Security deposits	16,000	1,000
Other assets	99,000	(23,000)
Deferred revenue	(41,000)	5,000
Accounts receivable	111,000	(657,000)
Prepaid expenses	1,259,000	(415,000)
Net cash used in operating activities	(2,101,000)	(2,692,000)
Cash flows from investing activities:
Building improvements	--	(676,000)
Fixed asset purchase	--	(78,000)
Proceeds from Investments	--	48,000
Proceeds from sale of investment in real estate	--	1,436,000
Net cash provided by (used in) investing activities	--	730,000
Cash flows from financing activities
Proceeds from notes payable	2,473,000	3,545,000
Payments on notes payable	(1,348,000)	(1,628,000)
Distribution to non-controlling interest	--	(10,000)
Redeemed shares	--	(128,000)
Preferred dividends paid to stockholders	--	(1,500,000)
Net cash provided by financing activities	1,125,000	279,000
Net change in cash and cash equivalents and restricted cash	(976,000)	(1,683,000)
Cash and cash equivalents and restricted cash, beginning of period	7,895,000	11,644,000
Cash and cash equivalents and restricted cash, end of period	$6,919,000	$9,961,000

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$4,235,000	$7,707,000
Restricted cash at beginning of period	3,660,000	3,937,000
Cash and cash equivalents and restricted cash at beginning of period	$7,895,000	$11,644,000

Cash and cash equivalents at end of period	$2,834,000	$6,196,000
Restricted cash at end of period	4,085,000	3,765,000
Cash and cash equivalents and restricted cash at end of period	$6,919,000	$9,961,000
Supplemental disclosures of cash flow information:
Interest Paid	$4,219,000	$4,171,000
Non-cash investing and financing activities:
Dividends declared not yet paid	$1,500,000	$1,500,000
PPP loan forgiveness	$348,000	$--
Recognition of right of use lease asset / liability	$--	$1,393,000
Stock awards	$(144,000)	$--
Payments on note payable through sale of investment in real estate	$--	$(2,500,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 THE PARKING REIT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Note A — Organization and Business Operations

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015 and had elected to be taxed, and subject to the discussion below under the heading Income Taxes in Note B, has operated in a manner that allowed the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017 through December 31, 2019.  As a result of the COVID-19 pandemic, the Company entered into temporary lease amendments with some of its tenants during the year ended December 31, 2020. The income generated under these lease amendments did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020. Accordingly, the Company did not qualify as a REIT in 2020 and will be taxed as a C corporation for the year ended December 31, 2020 and for at least its next four taxable years.

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

The Company’s former advisor is MVP Realty Advisors, LLC, dba The Parking REIT Advisors (the “former Advisor”), a Nevada limited liability company, which is owned 60% by Vestin Realty Mortgage II, Inc. (“VRM II”) and 40% by Vestin Realty Mortgage I, Inc. (“VRM I”). Prior to the Internalization (as defined below), the former Advisor was responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making investments on the Company’s behalf pursuant to a second amended and restated advisory agreement among the Company, the Operating Partnership and the former Advisor (the “Amended and Restated Advisory Agreement”), which became effective upon consummation of the Merger (as such term is defined below). VRM II and VRM I are Maryland corporations that trade on the OTC pink sheets and is managed by Vestin Mortgage, LLC, an affiliate of the former Advisor, prior to being internalized in January 2018.

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

Capitalization

As of June 30, 2021, the Company had 7,739,951 shares of common stock issued and outstanding. On December 31, 2016, the Company ceased all selling efforts for the initial public offering of its common stock (the “Common Stock Offering”). The Company accepted additional subscriptions through March 31, 2017, the last day of the Common Stock Offering. In connection with its formation, the Company sold 8,000 shares of common stock to MVP Capital Partners II, LLC (the “Sponsor”) for $200,000.

On October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A”). The Company commenced a private placement of the shares of Series A, together with warrants to acquire the Company’s common stock, to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placement and had 2,862 Series A shares issued and outstanding as of June 30, 2021.

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland, Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of Series 1 Convertible Redeemable Preferred Stock par value $0.0001 per share (the “Series 1”). On April 7, 2017, the Company commenced a private placement of shares of Series 1, together with warrants to acquire the Company’s common stock to accredited investors and closed the offering on January 31, 2018. The Company raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 Series 1 shares issued and outstanding as of June 30, 2021.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The condensed consolidated balance sheet as of December 31, 2020 contained herein has been derived from the audited financial statements as of December 31, 2020 but does not include all disclosures required by GAAP.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the six months ended June 30, 2021, the Company had a net loss of $6.5 million and had $6.9 million in cash, cash equivalents and restricted cash. In connection with preparing the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for one year from the issuance of the June 30, 2021 financial statements.

Management has implemented the following plan to address the Company’s liquidity over the next twelve months plus a day from the filing of this Quarterly Report:

•	During December 2020, the Company, as guarantor, entered into the Second Amendment to Loan Agreement and Loan Documents (the “Second Amendment”) by and among MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Parking Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, MVP Milwaukee Wells LLC (each a “Borrower” and together “Borrowers”) and LLC Warehouse V LLC (the “Lender”), as successor-in-interest to LoanCore Capital Credit REIT LLC (the “ Original Lender”). The Second Amendment exercised the Company’s option to extend the loan to December 9, 2021 with an additional one-year renewal option thereafter. Concurrent with the Second Amendment, the Company entered into an Interest Rate Protection Agreement (rate cap) that caps the loan’s interest rate at the loan’s LIBOR Floor. This rate cap effectively fixes the rate on this loan to the current rate of 5.60% and eliminates the threat of rising interest rates on this floating rate loan. See Company Indebtedness in Management’s Discussion and Analysis of Financial Condition and Results of Operations Form 8-K Current Report filed on December 14, 2020 for additional information.
•	During January 2021, the Company, entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, the Operating Partnership, Michael V. Shustek (“Mr. Shustek”), Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII” and together with VRMI and Mr. Shustek, the “Advisor”) and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). The transactions contemplated by the Purchase Agreement are referred to herein collectively as the “Transaction.”
•	In connection with the Transaction, on June 2, 2021, the Company issued a $400,000 Convertible Promissory Note (the “Note) to the Purchaser. The Note accrues interest at a rate of 7.0% per annum and has a maturity date of December 31, 2021, unless an amount equal to the principal and accrued interest is converted into limited partnership interests of the Operating Partnership at the closing of the Transaction. On the closing date, the outstanding principal balance and any unpaid accrued interest will automatically be converted into partnership units at a conversion price equal to the quotient of the outstanding balance divided by $11.75, rounded to the nearest whole unit. On July 1, 2021, the Company entered into an additional $400,000 Note under the same terms.
•	While the Company is currently unable to completely estimate the impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of June 30, 2021, the Company has entered into lease amendments (Second Amendments) with its two largest tenants, SP + and Premier Parking since the end of the third quarter of 2020 that should increase the amount of rental revenue received by the Company compared to the (First Amendments) entered into with these two tenants in May 2020 for COVID relief as follows:
•	Premier Parking – Second Amendment, entered into December 16, 2020 and effective October 1, 2020, splits gross revenue from the properties, after approved expenses 95%/5% in favor of the Company and requires Premier to pay a portion of the property taxes per the original leases. The First Amendment split was 85%/15% in favor of the Company and required no property tax payments during the term of the amendment. The Premier leases revert back to their original terms January 1, 2022.
•	SP + - Second Amendment, entered into January 29, 2021 and effective January 1, 2021, required SP + to pay full base rent for the month of January for the seven largest properties by leased SP +, and requires 75% of base rent to be paid on the 1st of each month for the months of February through September 2021 and a one-time cost of contract payment of $275,000 received in February 2021. On October 1, 2021, these properties revert back to their original lease terms. This amendment should result in (i) more base rent revenue during the lease term than was earned previously under the First Amendment and (ii) certainty with respect to base rent to be received from these properties during the term of the Second Amendment.
•	On April 23, 2020 the Company received the funding for its First Draw of the CARES Act loan of approximately $348,000. Because these funds were used exclusively for employee payroll management expects this loan will not be required to be paid back under the terms of the CARES Act. The Company has applied for forgiveness of its First Draw loan amount. During May 2021, the Company received notification that the SBA has forgiven the First Draw completely.
•	On May 4, 2021 the Company received the funding for its Second Draw that is available to First Draw recipients in the Paycheck Protection Program loan for approximately $328,000.
•	During December 2020, Minneapolis Venture, LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $2 million was funded increasing the note balance to $4 million and the maturity date of the note was extended to December 31, 2021.
•	During February 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $845,000 was funded increasing the note balance to $1,807,000 and the maturity date of the note was extended to December 31, 2021.
•	During March 2021, MVP Cincinnati Race St., LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. In which an additional $900,000 was funded, increasing the note balance to $3,450,000 and the maturity date of the note was extended to December 31, 2021 and the interest rate increased to 9%. All other terms remain the same.

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

Based on this current business plan, the Company believes its existing cash, anticipated cash collections and cash inflows is sufficient to conduct planned operations for one year from the issuance of the June 30, 2021 financial statements.

Consolidation

The Company’s condensed consolidated financial statements include its accounts, the accounts of the Company’s assets that were sold during 2021 and 2020 (as applicable), the accounts of its subsidiaries, Operating Partnership and all of the following subsidiaries. All intercompany profits and losses, balances and transactions are eliminated in consolidation. The following list includes the subsidiaries that are included in the Company’s condensed consolidated financial statements, not the number of properties owned by the Company at June 30, 2021 and December 31, 2020.

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

Concentration

The Company had fifteen and fourteen parking tenants/operators during the six months ended June 30, 2021 and 2020, respectively. One tenant/operator, SP + Corporation (Nasdaq: SP) (“SP+”), represented 84.2% of the Company’s rental revenue from base parking and management agreements for the six months ended June 30, 2021.

SP+ is one of the largest providers of parking management in the United States. As of June 30, 2021, SP+ managed approximately 3,200 locations in North America.

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

Cash

The Company maintains a significant portion of its cash deposits at KeyBank, which are held by the Company’s subsidiaries allowing the Company to maximize FDIC insurance coverage. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the same ownership category of $250,000. As of June 30, 2021, and December 31, 2020, the Company had approximately $0.5 million and $1.9 million, respectively, in excess of the federally insured limits. As of the date of this filing, the Company has not experienced any losses on cash deposits.

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

Advertising Costs

Advertising costs incurred in the normal course of operations are expensed as incurred. During the three and six months ended June 30, 2021 and 2020, the Company had no advertising costs.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of June 30, 2021.

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

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share considers the effect of dilutive instruments, such as stock options and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The Company had no outstanding common share equivalents during the three and six months ended June 30, 2021 and 2020.

There is a potential for dilution from the Company’s Series A Convertible Redeemable Preferred Stock which may be converted into the Company’s common stock at any time. As of June 30, 2021, there were 2,862 shares of the Series A Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

There is a potential for dilution from the Company’s Series 1 Convertible Redeemable Preferred Stock which may be converted upon a holder’s election into the Company’s common stock at any time. As of June 30, 2021, there were 39,811 shares of the Series 1 Convertible Redeemable Preferred Stock issued and outstanding. As of filing date, the Company has not received any requests to convert.

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

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of June 30, 2021, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Investments in Real Estate

As of June 30, 2021, the Company had the following Investments in Real Estate that were consolidated on the Company’s balance sheet:

Property Name	Location	Date Acquired	Property Type	# Spaces	Property Size (Acres)	Retail Sq. Ft	Investment Amount	Parking Tenant / Operator
MVP Cleveland West 9th (1)	Cleveland, OH	5/11/2016	Lot	260	2	N/A	$5,844,000	SP +
33740 Crown Colony (1)	Cleveland, OH	5/17/2016	Lot	82	0.54	N/A	$2,954,000	SP +
MCI 1372 Street	Canton, OH	7/8/2016	Lot	66	0.44	N/A	$700,000	ABM
MVP Cincinnati Race Street Garage	Cincinnati, OH	7/8/2016	Garage	350	0.63	N/A	$5,848,000	SP +
MVP St. Louis Washington	St Louis, MO	7/18/2016	Lot	63	0.39	N/A	$1,637,000	SP +
MVP St. Paul Holiday Garage	St Paul, MN	8/12/2016	Garage	285	0.85	N/A	$8,396,000	Interstate Parking
MVP Louisville Station Broadway	Louisville, KY	8/23/2016	Lot	165	1.25	N/A	$3,007,000	Riverside Parking
White Front Garage Partners	Nashville, TN	9/30/2016	Garage	155	0.26	N/A	$11,673,000	Premier Parking
Cleveland Lincoln Garage	Cleveland, OH	10/19/2016	Garage	536	1.14	45,272	$8,271,000	SP +
MVP Houston Preston Lot	Houston, TX	11/22/2016	Lot	46	0.23	N/A	$2,820,000	Premier Parking
MVP Houston San Jacinto Lot	Houston, TX	11/22/2016	Lot	85	0.65	240	$3,250,000	Premier Parking
MVP Detroit Center Garage	Detroit, MI	2/1/2017	Garage	1,275	1.28	N/A	$55,477,000	SP +
St. Louis Broaway	St Louis, MO	5/6/2017	Lot	161	0.96	N/A	$2,400,000	St. Louis Parking
St. Louis Seventh & Cerre	St Louis, MO	5/6/2017	Lot	174	1.06	N/A	$3,300,000	St. Louis Parking
MVP Preferred Parking (4)	Houston, TX	8/1/2017	Garage/Lot	528	0.98	784	$20,480,000	Premier Parking
MVP Raider Park Garage	Lubbock, TX	11/21/2017	Garage	1,495	2.15	20,536	$13,640,000	ISOM Maintenance Company
MVP PF Memphis Poplar	Memphis, TN	12/15/2017	Lot	127	0.87	N/A	$3,670,000	Best Park
MVP PF St. Louis	St Louis, MO	12/15/2017	Lot	183	1.22	N/A	$5,041,000	SP +
Mabley Place Garage (2)	Cincinnati, OH	12/15/2017	Garage	775	0.9	8,400	$18,210,000	SP +

MVP Denver Sherman	Denver, CO	12/15/2017	Lot	28	0.14	N/A	$705,000	Denver School
MVP Fort Worth Taylor	Fort Worth, TX	12/15/2017	Garage	1,013	1.18	11,828	$27,663,000	SP +
MVP Milwaukee Old World	Milwaukee, WI	12/15/2017	Lot	54	0.26	N/A	$2,044,000	Interstate
MVP Houston Saks Garage	Houston, TX	12/15/2017	Garage	265	0.36	5,000	$7,923,000	Premier Parking
MVP Milwaukee Wells	Milwaukee, WI	12/15/2017	Lot	148	1.07	N/A	$4,463,000	TNSH
MVP Wildwood NJ Lot 1 (3)	Wildwood, NJ	12/15/2017	Lot	29	0.26	N/A	$278,000	Magnolia Parking and Bike rental
MVP Wildwood NJ Lot 2 (3)	Wildwood, NJ	12/15/2017	Lot	45	0.31	N/A	$418,000	Magnolia Parking and Bike rental
MVP Indianapolis City Park	Indianapolis, IN	12/15/2017	Garage	370	0.47	N/A	$10,934,000	Denison
MVP Indianapolis WA Street	Indianapolis, IN	12/15/2017	Lot	141	1.07	N/A	$5,749,000	Denison
MVP Minneapolis Venture	Minneapolis, MN	12/15/2017	Lot	195	1.65	N/A	$4,013,000	Interstate
Minneapolis City Parking	Minneapolis, MN	12/15/2017	Lot	268	1.98	N/A	$7,718,000	Interstate
MVP Indianapolis Meridian	Indianapolis, IN	12/15/2017	Lot	36	0.24	N/A	$1,551,000	Denison
MVP Milwaukee Clybourn	Milwaukee, WI	12/15/2017	Lot	15	0.06	N/A	$262,000	Secure
MVP Milwaukee Arena Lot	Milwaukee, WI	12/15/2017	Lot	75	1.11	N/A	$4,631,000	Interstate
MVP Clarksburg Lot	Clarksburg, WV	12/15/2017	Lot	94	0.81	N/A	$625,000	ABM
MVP Denver 1935 Sherman	Denver, CO	12/15/2017	Lot	72	0.43	N/A	$2,533,000	SP +
MVP Bridgeport Fairfield	Bridgeport, CT	12/15/2017	Garage	878	1.01	4,349	$8,268,000	SP +
MVP New Orleans Rampart	New Orleans, LA	2/1/2018	Lot	78	0.44	N/A	$7,835,000	342 N. Rampart
MVP Hawaii Marks Garage	Honolulu, HI	6/21/2018	Garage	311	0.77	16,205	$19,952,000	SP +
Construction in progress							$1,454,000
Total Investment in real estate and fixed assets							$295,637,000

(1)	These properties are held by West 9th St. Properties II, LLC.
(2)	The Company holds an 83.3% undivided interest in the Mabley Place Garage pursuant to a tenancy-in-common agreement and is the Managing Co-Owner of the property.
(3)	These properties are held by MVP Wildwood NJ Lot, LLC.
(4)	MVP Preferred Parking, LLC holds a Garage and a Parking Lot.

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

Ownership of Company Stock

As of June 30, 2021, the Sponsor owned 9,108 shares, VRM II owned 1,084,960 shares and VRM I owned 616,834 shares of the Company’s outstanding common stock.  No distributions were received by either entity during the three and six months ended June 30, 2021 due to the suspension of the distributions.

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

The Company’s board of directors may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the board of directors and stockholders, unless extended or earlier terminated by the board of directors. The Company’s board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The board of directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the long-term incentive plan will be effective without the approval of the Company’s stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. During the six months ended June 30, 2021 and 2020, no grants were made under the long-term incentive plan.

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

Note I — Notes Payable and Paycheck Protection Program Loan

As of June 30, 2021, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 6/30/21	Lender	Term		Interest Rate	Loan Maturity
Parking REIT, Inc (7)	$400,000	(7)	$400,000	Color Up, LLC	7 months		7.00%	12/31/2021
MVP Clarksburg Lot	$476,000	Interest Only	$476,000	Multiple	1 Year		7.50%	9/30/2021
MCI 1372 Street	$574,000	Interest Only	$574,000	Multiple	1 Year		7.50%	9/30/2021
MVP Milwaukee Old World	$771,000	Interest Only	$1,616,000	Multiple	1 Year		9.00%	12/31/2021
MVP Milwaukee Clybourn	$191,000	Interest Only	$191,000	Multiple	1 Year		9.00%	12/31/2021
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Tigges Construction Co.	1 Year		7.50%	9/30/2021
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$7,400,000	LoanCore	1 Year		Variable	12/9/2021
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$5,300,000	LoanCore	1 Year		Variable	12/9/2021
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$13,500,000	LoanCore	1 Year		Variable	12/9/2021
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,700,000	LoanCore	1 Year		Variable	12/9/2021
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$7,200,000	LoanCore	1 Year		Variable	12/9/2021
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,400,000	LoanCore	1 Year		Variable	12/9/2021
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$3,450,000	Multiple	1 Year		9.00%	12/31/2021
Minneapolis Venture	$2,000,000	Interest Only	$4,000,000	Multiple	1 Year		9.00%	12/31/2021
SBA PPP Loan	$329,000	***	$329,000	Small Business Administration	5 Year		1.00%	5/3/2026
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5 Year		5.38%	3/6/2024
MVP St. Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5 Year		5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000,000	$44,000	$7,910,000	Barclays	10 year		4.25%	12/6/2024
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,113,000	Barclays Bank PLC	10 year		4.25%	8/6/2025
Minneapolis City Parking, LLC (6)	$5,250,000	$29,000	$4,577,000	American National Insurance, of NY	10 year		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC (5)	$4,400,000	$23,000	$3,857,000	FBL Financial Group, Inc.	10 year		4.00%	8/1/2026
West 9th Properties II, LLC (6)	$5,300,000	$30,000	$4,704,000	American National Insurance Co.	10 year		4.50%	11/1/2026
MVP Fort Worth Taylor, LLC (6)	$13,150,000	$73,000	$11,700,000	American National Insurance, of NY	10 year		4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$28,681,000	Bank of America	10 year		5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380,000	$8,000	$1,318,000	KeyBank	10 year	*	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132,000	$24,000	$3,946,000	KeyBank	10 year	*	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	$23,000	$3,819,000	KeyBank	10 year	*	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	$2,000	$273,000	KeyBank	10 year	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	$12,000	$2,046,000	KeyBank	10 year	*	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	$762,000	$4,000	$727,000	KeyBank	10 year	*	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year	**	5.02%	8/1/2027
Less unamortized loan issuance costs			(1,036,000)
			$160,250,000

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

(4)

On November 30, 2018, subsidiaries of the Company, consisting of MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Park Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, and MVP Milwaukee Wells LLC (the “Borrowers”) entered into a loan agreement, dated as of November 30, 2018 (the “Loan Agreement”), with LoanCore Capital Credit REIT LLC (the “LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan the Borrowers $39.5 million to repay and discharge the outstanding KeyBank Revolving Credit Facility. On July 9, 2020, the Company entered into a loan modification agreement with LoanCore Capital Credit REIT, LLC for the following notes payable: (i) MVP Raider Park Garage, LLC, (ii) MVP New Orleans Rampart, LLC, (iii) MVP Hawaii Marks Garage, LLC, (iv) MVP Milwaukee Wells, LLC, (v) MVP Indianapolis City Park, LLC, (vi) MVP Indianapolis WA Street, LLC. The Agreement defers a portion of the required monthly interest payments from June 2020 through November 2020 and reduces the LIBOR Floor from 1.95% to 0.50%, the Modified LIBOR Floor. In December 2020, this loan reverted back to normal payment terms.

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

(6)

On July 31, 2020, the Company entered into three loan modification agreements with American National Insurance Company (“ANICO”) for the following three loans: (i) Minneapolis City Parking, LLC, (ii) West 9th Properties II, LLC and (iii) MVP Fort Worth Taylor, LLC. The Company has entered into an Escrow Agreement with ANICO in which $950,000 in condemnation proceeds from the City of Minneapolis was used to pay the monthly principal and interest due each note, beginning with the payment due May 1, 2020, until the termination date. As June 30, 2021, these loans had reverted back to normal payment terms.

(7)

During June 2021, pursuant to the Purchase Agreement, the Company requested and received a $400,000 loan from Color Up, LLC the Purchaser under the Purchase Agreement, evidenced by a convertible promissory note. In connection with the closing of the Transaction, the principal then outstanding and all accrued and unpaid interest may be converted into limited partner interests of the Operating Partnership.

* 2  Year Interest Only

**  10 Year Interest Only

*** To be determined by Lender if request for forgiveness is denied by the SBA

Total interest expense incurred for each of the three months ended June 30, 2021 and 2020, was approximately $2.1 million. Total interest expense incurred for each of the six months ended June 30, 2021 and 2020, was approximately $4.2 million. Total loan amortization cost for the three months ended June 30, 2021 and 2020, was approximately $0.1 million and $0.2 million, respectively. Total loan amortization cost for the six months ended June 30, 2021 and 2020, was approximately $0.2 million and $0.4 million, respectively.

As of June 30, 2021, future principal payments on notes payable are as follows:

2021	$52,433,000
2022	2,398,000
2023	2,498,000
2024	15,283,000
2025	5,112,000
Thereafter	83,562,000
Less unamortized loan issuance costs	(1,036,000)
Total	$160,250,000

The following table shows notes payable paid in full during the six months ended June 30, 2021:

Property	Original Debt Amount	Monthly Payment	Balance as of 06/30/2021	Lender	Term	Interest Rate	Loan Maturity
The Parking REIT D&O Insurance	$1,185,000	$150,000	--	MetaBank	1 Year	3.60%	02/28/2021
SBA PPP Loan (1)	$348,000	$14,700	--	Small Business Administration	2 Year	1.00%	10/22/2022
(1)	– Full amount of loan forgiven during May 2021.

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

Concurrently with the acquisition of the Property, MVP St. Louis obtained a first mortgage loan from Cantor Commercial Real Estate Lending, L.P (“St. Louis Lender”), in the principal amount of $6,000,000, with a ten-year, interest-only term at a fixed interest rate of 5.25%, resulting in an annual debt service payment of $315,000 (the “St. Louis Loan”). MVP St. Louis used the Company’s investment to fund a portion of the purchase price for the Property. The remaining equity portion was funded through short-term investments by VRM II, an affiliate of the former Advisor, pending the private placements of additional beneficial interest in MVP St. Louis exempt from registration under the Securities Act. VRM II and Michael V. Shustek, the Company’s Chairman and Chief Executive Officer, provided non-recourse carveout guaranties of the loan and environmental indemnities of St. Louis Lender.

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

Summarized Balance Sheets—Unconsolidated Real Estate Affiliates—Equity Method Investments

	June 30, 2021	December 31, 2020
	(Unaudited)	(Unaudited)
ASSETS
Investments in real estate and fixed assets	$11,512,000	$11,512,000
Cash	6,000	1,000
Cash – restricted	38,000	34,000
Due from related parties	--	--
Prepaid expenses	13,000	17,000
Total assets	$11,569,000	$11,564,000

LIABILITIES AND EQUITY
Liabilities
Notes payable, net of unamortized loan issuance costs of approximately $43,000 and $45,000 as of June 30, 2021 and December 31, 2020, respectively	$5,956,000	$5,953,000
Accounts payable and accrued liabilities	91,000	239,000
Due to related party	106,000	88,000
Total liabilities	6,153,000	6,280,000
Equity
Member’s equity	6,129,000	6,129,000
Offering costs	(574,000)	(574,000)
Accumulated earnings	964,000	832,000
Distributions to members	(1,103,000)	(1,103,000)
Total equity	5,416,000	5,284,000
Total liabilities and equity	$11,569,000	$11,564,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$183,000	$183,000	$365,000	$365,000
Expenses	(167,000)	(91,000)	(366,000)	(180,000)
Net income	$16,000	$92,000	$(1,000)	$185,000

Note L – Right of Use Leased Asset and Lease Liability

The Company executed a lease agreement for its office space at 9130 W. Post Rd., Suite 200, Las Vegas, NV 89148 with a commencement date of January 10, 2020. The lease has a 10-year term with an annual payment of $180,480 per annum during the lease term. The lease is accounted for as an operating lease under ASU 2016-02, Leases – (Topic 842). The Company recognized a Right of Use (“ROU”) Leased Asset and a Right of Use (“ROU”) Lease Liability on the lease commencement date. Through the discounting of the remaining lease payments at the Company’s incremental borrowing rate of 5.382%, the value of both the ROU asset and ROU liability, at June 30, 2021, was approximately $1,225,000. The Company recognized approximately $28,000 and $45,000 of operating lease expense during the three months ended June 30, 2021 and 2020, respectively. The Company recognized approximately $56,000 and $90,000 of operating lease expense during the six months ended June 30, 2021 and 2020, respectively. This expense is included in general and administrative expense.

As of June 30, 2021, future lease liability is as follows:

2021	$57,000
2022	121,000
2023	127,000
2024	134,000
2025	142,000
Thereafter	644,000
Total	$1,225,000

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

Pursuant to the Settlement described below under “Maryland Actions,” which includes resolution of the Federal Action, on July 19, 2021, the parties filed in the Federal Action an unopposed joint motion of all parties for dismissal of the Action (the “Dismissal Motion”).  In light of the fact that no class has ever been certified in the Federal Action, the Dismissal Motion requested entry of a proposed Order dismissing the Federal Action with prejudice, subject to the right of Plaintiff to set aside the dismissal and reopen the Action in the event the effective date of the Settlement does not occur within sixty (60) days of the Court’s dismissal order.  On July 22, 2021, the Court entered the proposed Order and dismissed the Federal Action with prejudice, subject to the dismissal being set aside and the Action reopened if the effective date of the Settlement does not occur within sixty (60) days.  The sixty-day period runs on September 20, 2021, although the parties may request an extension of that time period for good cause shown.

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

On July 16, 2021, the Maryland Circuit Court held the Settlement Final Approval Hearing.  Notice had been given to the proposed class prior to that hearing, and no objections had been made to the Settlement.  The Maryland Circuit Court allowed additional time for objections by a small number of class member who may not have received notice of the Settlement by mail, and that additional time also passed with no objections having been made to the Settlement.  Accordingly, at the end of the day on July 23, 2021, the Maryland Circuit Court entered the proposed Order and Final Judgment approving the Settlement and its terms, including the release terms, certifying a non-opt-out class of holders, current and former, of the Company’s common stock, making awards of attorneys’ fees and expenses to Plaintiffs’ counsel and making contribution awards to each of the named Plaintiffs in the Maryland Actions and in the Federal Action, which amounts are paid from the Settlement Funds as defined in the Stipulation of Settlement (available on the Company’s website under the Investor Relations tab), and dismissing the Maryland Actions with prejudice on the merits as to the Plaintiffs and all members of the certified class.  The terms of the Settlement remain to be implemented and are subject to certain conditions, including the condition that the Bombe Transaction be consummated, which has not yet occurred.

SEC Investigation

The SEC conducted an investigation relating to the Parking REIT. On March 11, 2021, the SEC sent counsel for the Parking REIT a letter stating the following:  “We have conducted an investigation involving The Parking REIT, Inc. Based on the information we have as of this date, we do not intend to recommend an enforcement action by the Commission against The Parking REIT, Inc. We are providing this notice under the guidelines set out in the final paragraph of Securities Act Release No. 5310, which states in part that the notice ‘must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.’ (The full text of Release No. 5310 can be found at:  sec.gov/divisions/enforce/wells-release.pdf).”

The SEC investigation also relates to the conduct of the Company’s chairman and chief executive officer, Michael V. Shustek.  On July 29, 2021, the SEC filed a civil lawsuit against Michael V. Shustek and his advisory firm Vestin Mortgage LLC, alleging violations of the securities laws (Case 2-21-civ-01416-JCM-BNW, U.S. District Court, District of Nevada).  The SEC seeks disgorgement, injunctions, and bars against Mr. Shustek, and related penalties.  Mr. Shustek has stated that he intends to vigorously defend the lawsuit.  The Company has an obligation to indemnify Mr. Shustek for certain expenses relating to the investigation and SEC action, subject to certain limits specified in the agreements relating to the Bombe transaction.  The Company cannot predict the outcome or the duration of the SEC investigation or action, nor can it estimate the amount of the Company’s indemnification obligation (except to the extent such obligation is capped).

Nasdaq Notification Regarding Company’s Common Stock

Further, Nasdaq has informed the Company that (i) the Company’s common stock will not be approved for listing currently on the Nasdaq Global Market, and (ii) it is highly unlikely that the Company’s common stock would be approved for listing while any SEC investigation is ongoing. There can be no assurance that the Company’s common stock will ever be approved for listing on the Nasdaq Global Market or any other stock exchange, even if the SEC investigation referred to above is completed and no wrongdoing is found and no action is taken in connection therewith against the Company, Mr. Shustek or any other person.

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

The holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors and declared by the Company out of funds legally available for the payment of dividends, cash dividends at the rate of 5.75% per annum of the initial stated value of $1,000 per share. Since a Listing Event, as defined in the charter, did not occur by March 31, 2018, the cash dividend rate has been increased to 7.50%, until a Listing Event at which time, the annual dividend rate will be reduced to 5.75% of the Stated Value. Based on the number of Series A shares outstanding at June 30, 2021, the increased dividend rate costs the Company approximately $13,000 more per quarter in Series A dividends.

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

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before March 24, 2022, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of June 30, 2021 is immaterial. As of June 30, 2021, there were detachable warrants that could be exercised for 84,510 shares of the Company’s common stock, if a listing event occurs on or before March 22, 2022, after the 90th day following the occurrence of a listing event. If a listing event does occur before the anniversary date, these potential warrants will then expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at June 30, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company’s common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value. Based on the number of Series 1 shares outstanding at June 30, 2021, the increased dividend rate costs the Company approximately $150,000 more per quarter in Series 1 dividends.

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before January 31, 2023, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of June 30, 2021 is immaterial. As of June 30, 2021, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. If all the potential warrants outstanding at June 30, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock.

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

	Number of shares		Internalization Contribution
Internalization consideration in common stock at $17.50	1,100,000	(1)	$19,250,000
Internalization consideration in common stock at $25.10	500,000	(2)	12,550,000
Total internalization consideration	1,600,000		$31,800,000

Internalization consideration issued April 1, 2019 at $17.50	(400,000)		(7,000,000)
Shares issued December 31, 2019 at $17.50	(400,000)		(7,000,000)
Shares issued December 31, 2020 at $17.50	(300,000)		(5,250,000)
Shares issued December 31, 2020 at $25.10	(100,000)		(2,510,000)
Deferred management internalization at June 30, 2021	400,000		$10,040,000
1)	The Company has the right to purchase 1,100,000 of these shares at $17.50 per share which potentially limits the cost to the Company.
2)	$25.10 was the Company's stated NAV as of May 28, 2019.

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

Total expense recorded for the matching 401(k) contribution in the three months ended June 30, 2021 and 2020 was approximately $10,000 and $7,000. Total expense recorded for the matching 401(k) contribution in the six months ended June 30, 2021 and 2020 was approximately $20,000 and $14,000.

Note Q — Subsequent Events

On July 1, 2021, as contemplated by the Purchase Agreement, the Company entered into an additional $400,000 Convertible Promissory Note with Color Up, LLC, the Purchaser pursuant to the Purchase Agreement. The Note accrues interest at a rate of 7.0% per annum and has a maturity date of December 31, 2021, unless an amount equal to the principal and accrued interest is converted into limited partnership interests of the Operating Partnership at closing of the Transaction. On the closing date, the outstanding principal balance and any unpaid accrued interest will automatically be converted into partnership units at a conversion price equal to the quotient of the outstanding balance divided by $11.75, rounded to the nearest whole unit. On August 1, 2021, the Company entered into an additional $400,000 Convertible Promissory Note with this lender under the same terms.

On July 14, 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. An additional $255,000 was funded increasing the note balance to $2,062,000. All other terms of this note remain the same.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the six months ended June 30, 2021 and 2020. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2020. As used herein, the terms "we," "our" and "us" refer to The Parking REIT, Inc., and, as required by context, MVP REIT II Operating Partnership, LP, which the Company refers to as the "operating limited partnership," and to their subsidiaries.

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

The forward-looking statements included herein are based upon the Company’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

•	the fact that the Company has a limited operating history, as property operations began in 2016;
•	the fact that the Company has experienced net losses since inception and may continue to experience additional losses;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
•	the outcome of pending litigation or investigations;
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in the Company’s portfolio;
•	risks inherent in the real estate business, including ability to secure leases or parking management contracts at favorable terms, tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;
•	competitive factors that may limit the Company’s ability to make investments or attract and retain tenants;
•	the Company’s ability to generate sufficient cash flows to pay distributions to the Company’s stockholders;
•	the Company’s failure to maintain its status as a REIT for the year ending December 31, 2020;
•	the Company’s ability to successfully integrate pending transactions and implement an operating strategy;
•	the Company’s ability to list shares of common stock on a national securities exchange or complete another liquidity event;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
•	changes in interest rates;
•	changes to generally accepted accounting principles, or GAAP;
•	the Company’s ability to negotiate amendments or extensions to existing debt agreements.
•	the impact on our business and those of our tenants from epidemics, pandemics or outbreaks of an illness, disease or virus (including COVID-19);
•	the occurrence of any event, change or other circumstances that would compromise the Company’s ability to complete the transactions contemplated by the equity purchase and contribution agreement with an affiliate of Bombe Asset Management LLC (collectively, the “Bombe Transaction”) within the expected timeframe, on the expected terms or at all
•	the Company’s ability to realize the anticipated benefits of the Bombe Transaction; and
•	potential adverse impacts from changes to the U.S. tax laws.

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

Overview

The Parking REIT, Inc., formerly known as MVP REIT II, Inc. (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015 and had elected to be taxed, and subject to the discussion below under the heading Income Taxes in Note B, has operated in a manner that allowed the Company to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2017 through December 31, 2019.  As a result of the COVID-19 pandemic, the Company entered into temporary lease amendments with some of its tenants during the year ended December 31, 2020. The income generated under these lease amendments did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020. Accordingly, the Company did not qualify as a REIT in 2020 and will be taxed as a C corporation for the year ended December 31, 2020 and for at least its next four taxable years.

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

The Company experienced certain disruptions in base rent revenue and percentage rent revenue during the six months ended June 30, 2021. For further information regarding the impact of COVID-19 on the Company see Results of operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. While the Company is currently unable to completely estimate the future impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of June 30, 2021, the Company had entered into forty-nine lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent initially from May 2020 through July 2020 and certain second amendments that provide for reduced rent through July 2021 (ii) conversion of certain leases to management agreements pursuant to which the operator will receive a monthly fee; or (iii) extension of certain leases. While the Company continues to review and negotiate rent relief requests with tenants and plans to continue to execute lease amendments based on its evaluation of each tenant’s circumstances, there can be no assurance the Company will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. The extent of the impact of COVID-19 on the Company’s financial and operational performance will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s tenants, all of which are uncertain and cannot be predicted. The extent to which COVID-19 may impact the Company’s financial condition or results of operations cannot be determined at this time.

In response to the COVID-19 pandemic, the Company entered into certain lease amendments and new lease agreements with tenants and operators during 2020. These amendments and agreements are described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Lease amendments and agreements entered into during 2021, through the date of this filing, are described below.

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

During January 2021, the Company entered into a Second Lease Amendment with SP + for the following seven properties: (i) MVP Bridgeport Fairfield Garage, LLC, (ii) MVP Fort Worth Taylor, LLC, (iii) MVP Detroit Center Garage, LLC, (iv) Mabley Place Garage, LLC, (v) MVP Hawaii Marks Garage, LLC, (vi) MVP Denver 1935 Sherman, LLC, (vii) MVP PF 2013 St. Louis, LLC. Under the terms of the second amendment, SP + paid the Company full base rent for these properties for January 2021, 75% of base rent for the period February 1, 2021 through September 30, 2021 and a one-time cost of contract fee of $275,000 on February 15, 2021. Effective October 1, 2021, the original lease terms are reinstated.

Effective April 1, 2021, St. Louis Broadway Group, LLC and St. Louis Seventh & Cerre, LLC, both subsidiaries of the Company, entered into lease agreements with St. Louis Parking Company. These leases continue until March 31, 2026. Under the terms of these agreements, the tenant will pay the Company $50,000 and $75,000 base rent per lease year and 90% of gross receipts over $115,000 and $150,000 for St. Louis Broadway and St. Louis Seventh & Cerre, respectively.

Effective July 1, 2021, MVP Milwaukee Old World, LLC, MVP St. Paul Holiday Garage, LLC and MVP Milwaukee Arena Lot, LLC, all subsidiaries of the Company, entered into lease agreements with Interstate Parking Company, LLC. These leases continue until June 30, 2026. Under the terms of these agreements, the tenant will pay the Company $12,000 base rent per lease year and 95% of gross receipts over $48,000, 92.50% of gross receipts over $182,000 and 95% of gross receipts over $67,000 for MVP Milwaukee Old World, MVP St. Paul Holiday Garage and MVP Milwaukee Arena Lot, respectively.

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

Results of Operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues
Base rent income	$2,807,000	$3,402,000	$(595,000)	(17.5%)
Percentage rent income	93,000	--	93,000	100.0%
Management income	663,000	293,000	370,000	126.3%
Total revenues	$3,563,000	$3,695,000	$(132,000)	(3.6%)

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

During the three months ended June 30, 2021 and 2020 the Company earned percentage rent on the following properties:

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Percentage rent income
MVP St Louis 2013	$3,000	$--	$3,000	100.0%
Mabley Place Garage	16,000	--	16,000	100.0%
MVP Ft Worth Taylor	8,000	--	8,000	100.0%
Minneapolis Venture	14,000	--	14,000	100.0%
MVP Denver 1935 Sherman	1,000	--	1,000	100.0%
MVP Bridgeport Fairfield Garage	4,000	--	4,000	100.0%
Minneapolis City Parking	13,000	--	13,000	100.0%
MVP Detroit Center Garage	29,000	--	29,000	100.0%
MVP Hawaii Marks	5,000	--	5,000	100.0%
Total revenues	$93,000	$-	$93,000	100.0%

Variances in percentage rent earnings 2021 compared to 2020 are due to fluctuations in transient parking business as a result of restrictions intended to slow the spread of COVID-19 and varying speeds of the opening of cities.

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Operating expenses
Property taxes	$918,000	$840,000	$78,000	9.3%
Property operating expense	274,000	725,000	(451,000)	(62.2%)
General and administrative	1,428,000	1,576,000	(148,000)	(9.3%)
Professional fees	56,000	(108,000)	164,000	151.9%)
Depreciation and amortization expenses	1,258,000	1,321,000	(63,000)	(4.8%)
Impairment	--	7,640,000	(7,640,000)	(100.0%)
Total operating expenses	3,934,000	11,994,000	(8,059,000)	(67.2%)
Income (loss) from operations	$(371,000)	$(8,299,000)	$7,928,000	(95.5%)

The Company is continuing to monitor the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on rental rates and rent collections. As of June 30, 2021, the Company had entered into forty-nine lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent initially from May through July 2020 and certain second amendments that provide reduced rent through July 2021, (ii) conversion of certain leases to management agreements pursuant to which the operator will receive a monthly fee; or (iii) extension of certain leases.  Although the Company is and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent relief, the Company can provide no assurance that such efforts or its efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. Due to the COVID-19 pandemic, during the third quarter of 2020, the Company entered into lease amendments with multiple tenants.  These lease amendments and decreased need for parking due to COVID-19 shut downs have resulted in a decrease in base and percentage rent income during the three months ended June 30, 2021. In particular, many of the Company’s properties are located in urban centers, near government buildings and sporting venues, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic have had and may continue to have a material and adverse impact on those businesses. Many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking.  The increase in percentage rent is attributable to the reopening of venues resulting in an increase in customer traffic. See Part II, Item 1A titled “Risk Factors” for more information on the effect of COVID-19 on our business.

Property taxes

The increase in property taxes in 2021 compared to 2020 is attributable primarily to the lease amendments which have increased the property tax burden on the Company in 2021.

Property operating expense

The decrease in property operating expense in 2021 compared to 2020 is attributable primarily to COVID-19 restrictions that reduced the demand for parking in certain locations which in turn reduced required repairs and maintenance expenses and other property operating expenses.

General and administrative

The decrease in general and administrative expenses from 2020 to 2021 of approximately $0.1 million was primarily attributable to a decrease in director and officer insurance expense of approximately $0.2 million and a decrease in payroll and related expenses. These decreases were partially offset by increases in other expenses.

Professional fees

Professional fees increased approximately $0.2 million in the three months ended June 30, 2021 compared to the same period in the prior year. The increase was primarily due to lower insurance proceeds received to reimburse the Company for legal fees, during the three months ended June 30, 2021 for claims made against the director and officer insurance policy. These reimbursements were related to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019.

See Note M – Legal in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Depreciation and amortization expenses

The decrease in depreciation and amortization expenses was due to properties sold during 2020.

Impairment

During the three months ended June 30, 2021, no impairment was recorded. During the three months ended June 30, 2020 the Company recorded approximately $7.6 million of asset impairment charges. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs. See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Other income (expense)
Interest expense	$(2,092,000)	$(2,255,000)	$163,000	(7.2%)
PPP Round #1 forgiveness	348,000	--	348,000	100.0%
Gain from sale of investment in real estate	--	694,000	(694,000)	(100.0%)
Income from DST	--	49,000	(49,000)	(100.0%)
Total other expense	$(1,744,000)	$(1,512,000)	$(232,000)	(15.3%)

Interest expense

The decrease of interest expense of approximately $0.1 million was primarily due to a lower interest rate on the Company’s $39.5 million variable rate loan. Total loan amortization cost for the three months ended June 30, 2021 and 2020, was approximately $0.1 million and $0.2 million, respectively.

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

Other income

During May 2021, the Company received notification from the SBA stating that the round 1 PPP loan was forgiven in the amount of approximately $348,000.

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

Results of Operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues
Base rent income	$5,500,000	$8,393,000	$(2,893,000)	(34.5%)
Percentage rent income	240,000	327,000	(87,000)	(26.6%)
Management income	1,004,000	293,000	711,000	242.7%
Total revenues	$6,744,000	$9,013,000	$(2,269,000)	(25.2%)

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

During the six months ended June 30, 2021 and 2020 the Company earned percentage rent on the following properties:

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Percentage rent income
MVP St Louis 2013	$6,000	$--	$6,000	100.0%
Mabley Place Garage	37,000	--	37,000	100.0%
MVP Ft Worth Taylor	41,000	94,000	(53,000)	(56.4%)
Minneapolis Venture	22,000	--	22,000	100.0%
MVP Denver 1935 Sherman	1,000	31,000	(30,000)	(96.8%)
MVP Bridgeport Fairfield Garage	10,000	--	10,000	100.0%
Minneapolis City Parking	17,000	--	17,000	100.0%
MVP Detroit Center Garage	92,000	153,000	(61,000)	(39.9%)
St. Louis Broadway	--	5,000	(5,000)	(100.0%)
MVP New Orleans Rampart	--	44,000	(44,000)	(100.0%)
MVP Hawaii Marks	14,000	--	14,000	100.0%
Total revenues	$240,000	$327,000	$(87,000)	(26.6%)

Variances in percentage rent earnings 2021 compared to 2020 are due to fluctuations in transient parking business in a result of restrictions intended to slow the spread of COVID-19 and varying speeds of the opening of cities.

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Operating expenses
Property taxes	$1,792,000	$1,505,000	$287,000	19.1%
Property operating expense	556,000	1,111,000	(555,000)	(50.0%)
General and administrative	2,860,000	3,229,000	(369,000)	(11.4%)
Professional fees	1,830,000	208,000	1,622,000	779.8%
Acquisition expenses	--	3,000	(3,000)	(100.0%)
Depreciation and amortization expenses	2,516,000	2,643,000	(127,000)	(4.8%)
Impairment	--	7,640,000	(7,640,000)	(100.0%)
Total operating expenses	9,554,000	16,339,000	(6,785,000)	(41.5%)
Income (loss) from operations	$(2,810,000)	$(7,326,000)	$4,516,000	(61.6%)

The Company is continuing to monitor the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on rental rates and rent collections. As of June 30, 2021, the Company had entered into forty-nine lease amendments with eight tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent initially from May through July 2020 and certain second amendments that provide reduced rent through July 2021, (ii) conversion of certain leases to management agreements pursuant to which the operator will receive a monthly fee; or (iii) extension of certain leases.  Although the Company is and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent relief, the Company can provide no assurance that such efforts or its efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. Due to the COVID-19 pandemic, during the third quarter of 2020, the Company entered into lease amendments with multiple tenants.  These lease amendments and decreased need for parking due to COVID-19 shut downs have resulted in a decrease in base and percentage rent income during the three months ended June 30, 2021. In particular, many of the Company’s properties are located in urban centers, near government buildings and sporting venues, which depend in large part on customer traffic, and conditions that lead to a decline in customer traffic have had and may continue to have a material and adverse impact on those businesses. Many state and local governments are currently restricting public gatherings, requiring people to shelter in place and implementing social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. See Part II, Item 1A titled “Risk Factors” for more information on the effect of COVID-19 on our business.

Property taxes

The increase in property taxes in 2021 compared to 2020 is attributable primarily to the lease amendments which have increased the property tax burden on the Company in 2021.

Property operating expense

The decrease in property operating expense in 2021 compared to 2020 is attributable primarily to COVID-19 restrictions that reduced the demand for parking in certain locations which in turn reduced required repairs and maintenance expenses and other property operating expenses.

General and administrative

The decrease in general and administrative expenses from 2020 to 2021 of approximately $0.4 million was primarily attributable to a decrease in director and officer insurance expense of approximately $0.3 million and a decrease in payroll and related expenses of approximately $0.2 million These decreases were partially offset by increases in other expenses of approximately $0.1 million.

Professional fees

Professional fees increased approximately $1.6 million in the six months ended June 30, 2021 compared to the same period in the prior year. The increase was primarily due to lower insurance proceeds received to reimburse the Company for legal fees, during the six months ended June 30, 2021 for claims made against the director and officer insurance policy. These reimbursements were related to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019.

See Note M – Legal in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Depreciation and amortization expenses

The decrease in depreciation and amortization expenses was due to properties sold during 2020.

Impairment

No impairment was recorded during the six months ended June 30, 2021. During the six months ended June 30, 2020 the Company recorded approximately $7.6 million of asset impairment charges. These charges were recorded to write down the carrying value of these assets to their current appraised values net of estimated closing costs. See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Other income (expense)
Interest expense	$(4,296,000)	$(4,584,000)	$288,000	(6.3%)
Other income	275,000	151,000	124,000	82.1%
Gain from sale of investment in real estate	--	694,000	(694,000)	(100.0%)
PPP Round #1 forgiveness	348,000	--	348,000	100.0%
Income from DST	--	99,000	(99,000)	(100.0%)
Total other expense	$(3,673,000)	$(3,640,000)	$(33,000)	(0.9%)

Interest expense

The decrease of interest expense of approximately $0.3 million was primarily due to a lower interest rate on the Company’s $39.5 million variable rate loan. Total loan amortization cost for the six months ended June 30, 2021 and 2020, was approximately $0.2 million and $0.4 million, respectively.

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

During May 2021, the Company received notification from the SBA stating that the round 1 PPP loan was forgiven in the amount of approximately $348,000.

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

As disclosed in Note M - Legal in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report, Nasdaq has informed the Company that (i) the Company’s common stock will not be approved for listing currently on the Nasdaq Global Market, and (ii) it is highly unlikely that the Company’s common stock would be approved for listing while any SEC investigation is ongoing. There can be no assurance that the Company’s common stock will ever be approved for listing on the Nasdaq Global Market or any other stock exchange, even if the SEC investigation referred to above is completed and no wrongdoing is found and no action is taken in connection therewith against the Company, Mr. Shustek or any other person.  As a result of this Nasdaq decision, the Company has determined not to proceed with the registration and sale of the Company’s common stock as contemplated by the Registration Statement (File No. 333-205893) on Form S-11 filed with the U.S. Securities and Exchange Commission on October 5, 2018 and such Registration Statement was withdrawn on August 29, 2019.

As of June 30, 2021, the Company’s debt consisted of approximately $120.7 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs and the Company’s cash and cash equivalents and restricted cash were approximately $6.9 million ($4.0 million of which was restricted cash). The Company’s unrestricted cash balance was approximately $2.8 million as of the date of filing.

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

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the six months ended June 30, 2021, the Company had a net loss of $6.5 million and had $6.9 million in cash, cash equivalents and restricted cash. In connection with preparing the condensed consolidated financial statements for the six months ended June 30, 2021, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for the next twelve months through August 2022.

Management has implemented the following plan to address the Company’s liquidity over the next twelve months plus a day from the filing of this Quarterly Report:

•	During January 2021, the Company, entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, MVP REIT II Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), Michael V. Shustek (“Mr. Shustek”), Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII” and together with VRMI and Mr. Shustek, the “Advisor”) and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). The transactions contemplated by the Purchase Agreement are referred to herein collectively as the “Transaction.” See the Form 8-K Current Report filed on January 14, 2021 for additional information.
•	In connection with the Transaction, on June 2, 2021, the Company issued a $400,000 Convertible Promissory Note (the “Note) to the Purchaser. The Note accrues interest at a rate of 7.0% per annum and has a maturity date of December 31, 2021, unless an amount equal to the principal and accrued interest is converted into limited partnership interests of the Operating Partnership at the closing of the Transaction. On the closing date, the outstanding principal balance and any unpaid accrued interest will automatically be converted into partnership units at a conversion price equal to the quotient of the outstanding balance divided by $11.75, rounded to the nearest whole unit. On July 1, 2021, the Company entered into an additional $400,000 Note under the same terms. On August 1, 2021, the Company entered into an additional $400,000 Convertible Promissory Note with this lender under the same terms.
•	During December 2020, the Company, as guarantor, entered into the Second Amendment to Loan Agreement and Loan Documents (the “Second Amendment”) by and among MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Parking Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, MVP Milwaukee Wells LLC (each a “Borrower” and together “Borrowers”) and LLC Warehouse V LLC (the “Lender”), as successor-in-interest to LoanCore Capital Credit REIT LLC (the “ Original Lender”). The Second Amendment exercised the Company’s option to extend the loan to December 9, 2021 with an additional one-year renewal option thereafter. Concurrent with the Second Amendment, the Company entered into an Interest Rate Protection Agreement (rate cap) that caps the loan’s interest rate at the loan’s LIBOR Floor. This rate cap effectively fixes the rate on this loan to the current rate of 5.60% and eliminates the threat of rising interest rates on this floating rate loan. See Company Indebtedness in Management’s Discussion and Analysis of Financial Condition and Results of Operations Form 8-K Current Report filed on December 14, 2020 for additional information.
•	While the Company is currently unable to completely estimate the impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of June 30, 2021, the Company has entered into lease amendments (Second Amendments) with its two largest tenants, SP + and Premier Parking since the end of the third quarter of 2020 that should increase the amount of rental revenue received by the Company compared to the (First Amendments) entered into with these two tenants in May 2020 for COVID relief as follows:

•	Premier Parking – Second Amendment, entered into December 16, 2020 and effective October 1, 2020, splits gross revenue from the properties, after approved expenses 95%/5% in favor of the Company and requires Premier to pay a portion of the property taxes per the original leases. The First Amendment split was 85%/15% in favor of the Company and required no property tax payments during the term of the amendment. The Premier leases revert back to their original terms January 1, 2022.
•	SP + - Second Amendment, entered into January 29, 2021 and effective January 1, 2021, required SP + to pay full base rent for the month of January for the seven largest properties leased by SP +, and requires 75% of base rent to be paid on the 1st of each month for the months of February through September 2021 and a one-time cost of contract payment of $275,000 received in February 2021. On October 1, 2021, these properties revert back to their original lease terms. This amendment should result in (i) more base rent revenue during the lease term than was earned previously under the First Amendment and (ii) certainty with respect to base rent to be received from these properties during the term of the Second Amendment.
•	On April 23, 2020 the Company received the funding for its First Draw of the CARES Act loan of approximately $348,000. Because these funds were used exclusively for employee payroll management expects this loan will not be required to be paid back under the terms of the CARES Act. The Company has applied for forgiveness of its First Draw loan amount. During May 2021, the Company received notification that the SBA has forgiven the First Draw completely.
•	On May 4, 2021 the Company received the funding for its Second Draw that is available to First Draw recipients in the Paycheck Protection Program loan for approximately $328,000.
•	During December 2020, Minneapolis Venture, LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $2 million was funded increasing the note balance to $4 million and the maturity date of the note was extended to December 31, 2021.
•	During February 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $845,000 was funded increasing the note balance to $1,807,000 and the maturity date of the note was extended to December 31, 2021.
•	During March 2021, MVP Cincinnati Race St., LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. In which an additional $900,000 was funded, increasing the note balance to $3,450,000 and the maturity date of the note was extended to December 31, 2021 and the interest rate increased to 9%. All other terms remain the same.

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

Based on this current business plan, the Company believes its existing cash, anticipated cash collections and cash inflows is sufficient to conduct planned operations for one year from the issuance of the June 30, 2021 financial statements.

Sources and Uses of Cash

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(2,101,000)	$(2,692,000)
Net cash provided by (used in) investing activities	--	730,000
Net cash provided by financing activities	1,125,000	279,000

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020:

The Company’s cash and cash equivalents and restricted cash were approximately $6.9 million as of June 30, 2021, which was a decrease of approximately $3.0 million from the same period in 2020.

Cash flows from operating activities

Net cash used in operating activities during the six months ended June 30, 2021 was approximately $2.1 million, compared to approximately $2.7 million for the same period in 2020.

Cash flows from investing activities

Net cash provided by investing activities for the six months ended June 30, 2020 was approximately $0.7 million for building improvements and fixed asset purchases compared to no investing activities during the six months ended June 30, 2021.

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2021 was approximately $1.1 million compared to approximately $0.3 million during the same period in 2020. The change in cash provided by financing activities was primarily due to decrease in proceeds from notes payable of approximately $1.1 million offset by a decrease in dividend paid to stockholders of approximation $1.5 million and payments on notes payable of approximately $0.3 million during the six months ended June 30, 2021 compared to the same period in 2020

Company Indebtedness

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

The Company’s secured mortgage debt of approximately $51.8 million and $52.5 million as of June 30, 2021 and December 31, 2020, respectively, require Mr. Shustek and the former Advisor to continue to provide guarantees. In connection with the Contribution Agreement and the Internalization, Mr. Shustek and the former Advisor will continue to provide such guarantees. For additional information regarding the Company’s indebtedness, please see Note I – Notes Payable and Payroll Protection Plan in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

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

In response to the COVID-19 pandemic, the Company entered into certain temporary loan modification agreements and new loan agreements with certain lenders during 2020. As of June 30, 2021, these loans had reverted back to their normal payment terms. These modification agreements are described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Loan modification agreements and new loan agreements entered into during 2021, through the date of this filing, are described below.

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

On June 2, 2021, the Company issued a $400,000 Convertible Promissory Note (the “Note) to the Purchaser. The Note accrues interest at a rate of 7.0% per annum and has a maturity date of December 31, 2021, unless an amount equal to the principal and accrued interest is converted into limited partnership interests of the Operating Partnership at the closing of the Transaction. On the closing date, the outstanding principal balance and any unpaid accrued interest will automatically be converted into partnership units at a conversion price equal to the quotient of the outstanding balance divided by $11.75, rounded to the nearest whole unit. On July 1, 2021, the Company entered into an additional $400,000 Note under the same terms. On August 1, 2021, the Company entered into an additional $400,000 Convertible Promissory Note with this lender under the same terms.

On July 14, 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement (the “agreement”) with multiple lenders. An additional $255,000 was funded increasing the note balance to $2,062,000. All other terms of this note remain the same.

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

Common Stock

From inception through June 30, 2021, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as DRIP and issued 153,826 shares of its common stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

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

The offering price was $1,000 per share. In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before March 24, 2022, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of June 30, 2021 is immaterial. As of June 30, 2021, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.

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

From initial issuance through June 30, 2021, the Company had declared distributions of approximately $811,000 of which approximately $597,000 had been paid to Series A stockholders.

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

The offering price is $1,000 per share. In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series 1 offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before January 31, 2023, the five-year anniversary date, these warrants then will expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of June 30, 2021 is immaterial. As of June 30, 2021, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event.

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

From issuance date through June 30, 2021, the Company had declared distributions of approximately $9.2 million of which approximately $6.4 million had been paid to Series 1 stockholders.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of June 30, 2021.

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

Off-Balance Sheet Arrangements

Series A Preferred Stock

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before March 24, 2022, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of June 30 is immaterial. As of June 30, 2021, there were detachable warrants that may be exercised for 84,510 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. If all the potential warrants outstanding at June 30, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 84,510 shares of common stock and would receive gross proceeds of approximately $2.1 million.

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

Series 1 Preferred Stock

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series 1 offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before January 31, 2023, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of June 30, 2021 is immaterial. As of June 30, 2021, there were detachable warrants that may be exercised for approximately 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event.  If all the potential warrants outstanding at June 30, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

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

Contractual Obligations

The following is a summary of our gross contractual obligations as of June 30, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$161,286,000	$52,433,000	$20,179,000	$27,742,000	$60,932,000
Capital Lease Obligations	--	--	--	--	--
Operating Lease Obligations	1,225,000	57,000	382,000	256,000	530,000
Purchase Obligations	--	--	--	--	--
Total	$162,511,000	$52,490,000	$20,561,000	$27,998,000	$61,462,000

Contractual obligation table amount does not reflect the unamortized loan issuance cost of $1.1 million as of June 30, 2021.

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

As of June 30, 2021, the Company’s debt consisted of approximately $120.7 million in fixed rate debt and $39.5 million in variable rate debt, net of loan issuance costs. The Company’s variable interest rate debt is related to the LoanCore loan, where the floating rate loan is set at one-month LIBOR plus 3.65%, with a LIBOR floor of 1.95%.  The Company has purchased a rate cap that effectively fixes the rate on this loan to the current rate of 5.60%. Changes in interest rates have different impacts on the fixed rate and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.

The following tables summarizes gross annual debt maturities, average interest rates and estimated fair values on the Company’s outstanding debt as of June 30, 2021:

Debt Maturity Schedule as of June 30, 2021
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt	$52,614,000	$2,252,000	$2,498,000	$15,283,000	$5,112,000	$83,562,000	$161,321,000	$158,629,000

Average interest rate	6.09%	4.88%	4.89%	4.77%	4.60%	5.03%

Debt Maturity table amount does not reflect the unamortized loan issuance cost of $1.1 million as of June 30, 2021.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2021, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

On June 13, 2019, the court granted SIPDA’s motion for Appointment as Lead Plaintiff. The litigation is still at a preliminary stage. On January 9, 2020, the Company and the director defendants moved to dismiss the Amended Complaint.  Upon being advised by the parties that they are engaged in on-going, active settlement efforts, on November 30, 2020, the court denied the pending motions to dismiss without prejudice as moot and subject to refiling of the settlement efforts are not successful.  The Company and the Board of Directors have reviewed the allegations in the Amended Complaint and believe the claims asserted against them in the Amended Complaint are without merit and intend to vigorously defend this action if the parties cannot complete the settlement described below, which settlement if approved by the court includes dismissal of this federal action and the Maryland actions described below.

Pursuant to the Settlement (as defined below), the parties filed in the federal action an unopposed joint motion of all parties for dismissal of the federal action (the “Dismissal Motion”).  In light of the fact that no class has ever been certified in the federal action, the Dismissal Motion requested entry of a proposed Order dismissing the federal action with prejudice, subject to the right of Plaintiff to set aside the dismissal and reopen the Action in the event the effective date of the Settlement does not occur within sixty (60) days of the court’s dismissal order.  On July 22, 2021, the court entered the proposed Order and dismissed the federal action with prejudice, subject to the dismissal being set aside and the Action reopened if the effective date of the Settlement does not occur within sixty (60) days.  The sixty-day period runs on September 20, 2021, although the parties may request an extension of that time period for good cause shown. There can be no assurance that the Company will be able to complete the Settlement on the terms described above or at all.

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

On September 12 and 16, 2019, the defendants filed motions to dismiss the Magowski and Barene Complaints, respectively. The Magowski and Barene Complaints seek, among other things, damages; declaratory relief; equitable relief to reverse and enjoin the internalization transaction; and the payment of reasonable attorneys' fees, accountants' and experts' fees, costs and expenses. Although the motions to dismiss were fully briefed, the Court had not ruled on the motions when the parties informed the Court of their settlement discussions and requested a stay of the proceedings. Prior to the stay request, limited discovery was conducted in these actions. By Order dated March 11, 2021, the Court consolidated the Magowski and Barene actions for all purposes. The Company and the Board of Directors intend to vigorously defend against these lawsuits if the parties cannot complete the settlement described below, which settlement must be approved by the court and would include dismissal of these Maryland actions and the federal action described above.

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

On November 20, 2020, the parties to the Maryland actions executed a term sheet setting forth the terms for a settlement in principle to resolve the pending lawsuits, including the federal action. On April 13, 2021, the parties, including the plaintiff in the federal action, signed a stipulation of settlement for a class-based settlement that provided, among other terms, for (1) a payment of at least $2.5 million into a settlement fund; (2) certain other forms of relief in connection with the Bombe Transaction, including a tender offer by a Bombe affiliate for approximately 15% of the outstanding common stock, the purchase of certain shares of stock from the former Advisor for the benefit of the class members, and the extinguishment of certain shares of common stock issued to the former Advisor in connection with the internalization in 2019;  and (3) the dismissal of the federal action and the Maryland actions (the “Settlement”).  The Settlement is contingent upon final approval by the Maryland Circuit Court, and upon consummation of the Bombe Transaction.  On April 20, 2021, the Maryland Circuit Court preliminarily approved the Settlement, allowing for notice to be given to the class members of the Settlement, and scheduled a hearing on final approval for July 16, 2021. On July 16, 2021, the Maryland Circuit Court held the Settlement Final Approval Hearing.  Notice had been given to the proposed class prior to that hearing, and no objections had been made to the Settlement.  The Maryland Circuit Court allowed additional time for objections by a small number of class member who may not have received notice of the Settlement by mail, and that additional time also passed with no objections having been made to the Settlement.  Accordingly, at the end of the day on July 23, 2021, the Maryland Circuit Court entered the proposed Order and Final Judgment approving the Settlement and its terms, including the release terms, certifying a non-opt-out class of holders, current and former, of the Company’s common stock, making awards of attorneys’ fees and expenses to plaintiffs’ counsel and making contribution awards to each of the named plaintiffs in the Maryland actions and in the federal action, which amounts are paid from the Settlement Funds as defined in the Stipulation of Settlement (available on the Company’s website under the Investor Relations tab), and dismissing the Maryland Actions with prejudice on the merits as to the Plaintiffs and all members of the certified class.  The terms of the Settlement remain to be implemented and are subject to certain conditions, including the condition that the Bombe Transaction be consummated, which has not yet occurred. There can be no assurance that the Company will be able to complete the Settlement on the terms described above or at all.

The SEC conducted an investigation relating to the Parking REIT.  On March 11, 2021, the SEC sent counsel for the Parking REIT a letter stating the following:  “We have conducted an investigation involving The Parking REIT, Inc. Based on the information we have as of this date, we do not intend to recommend an enforcement action by the Commission against The Parking REIT, Inc. We are providing this notice under the guidelines set out in the final paragraph of Securities Act Release No. 5310, which states in part that the notice ‘must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.’ (The full text of Release No. 5310 can be found at:  sec.gov/divisions/enforce/wells-release.pdf).”

The SEC investigation also relates to the conduct of the Company’s chairman and chief executive officer, Michael V. Shustek.  On July 29, 2021, the SEC filed a civil lawsuit against Michael V. Shustek and his advisory firm Vestin Mortgage LLC, alleging violations of the securities laws (Case 2-21-civ-01416-JCM-BNW, U.S. District Court, District of Nevada).  The SEC seeks disgorgement, injunctions, and bars against Mr. Shustek, and related penalties.  Mr. Shustek has stated that he intends to vigorously defend the lawsuit.  The Company has an obligation to indemnify Mr. Shustek for certain expenses relating to the investigation, subject to certain limits specified in the agreements relating to the Bombe transaction.  The Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies, if any, that may be imposed on Mr. Shustek, any other entity arising out of the SEC investigation, nor can it estimate the amount of the Company’s indemnification obligation (except to the extent such obligation is capped) or predict whether the SEC investigation or action may have other adverse consequences on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program, other than for hardship repurchases in connection with a shareholder’s death. Repurchase requests made in connection with the death of a stockholder were repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company had established an estimated NAV per share, 100% of such amount as determined by the Company’s board of directors, subject to any special distributions previously made to the Company’s stockholders. The Company did not repurchase shares of common stock pursuant to the hardship exception under this program during the three months ended June 30, 2021.

As of the date of this filing, 48,318 shares have been redeemed of which 33,232 shares were hardship repurchases.

Since inception, there have been 33,232 hardship repurchases in connection with a shareholder’s death through filing date. On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

Recent Sales of Unregistered Securities

The Company did not sell any of its equity securities during the quarter ended June 30, 2021 that were not registered under the Securities Act.

Use of Offering Proceeds

As of date of this filing, the Company had 7,739,951 shares of common stock issued and outstanding, 2,862 shares of preferred Series A stock outstanding and 39,811 shares of preferred Series 1 stock outstanding for total gross proceeds of approximately $198.8 million, less offering costs.

The following is a table of summary of offering proceeds from inception through June 30, 2021:

Type	Number of Shares Preferred	Number of Shares Common	Value
Issuance of common stock	--	3,663,493	$83,185,000
Redeemed shares	--	(48,318)	(1,185,000)
DRIP shares	--	83,437	2,086,000
Issuance of Series A preferred stock	2,862	--	2,544,000
Issuance of Series 1 preferred stock	39,811	--	35,981,000
Dividend shares	--	153,826	3,845,000
Distributions	--	--	(14,805,000)
Deferred offering costs	--	--	(1,086,000)
Contribution from advisor	--	--	1,147,000
Shares added for merger	--	3,887,513	85,701,000
Total	42,673	7,739,951	$197,413,000

From October 22, 2015 through March 31, 2021, the Company incurred organization and offering costs in connection with the issuance and distribution of the registered securities of approximately $1.1 million, which were paid to unrelated parties by the Sponsor. From October 22, 2015 through June 30, 2021, the net proceeds to the Company from its offerings, after deducting the total expenses and deferred offering costs incurred and paid by the Company as described above, were approximately $198.8 million. A majority of these proceeds were used, along with other sources of debt financing, to make investments in parking facilities, of which the Company’s portion of the total purchase price for these parking facilities was approximately $320.0 million, which includes its $2.8 million investment in the DST. In addition, a portion of these proceeds were used to make cash distributions of approximately $1.8 million to the Company's stockholders. The ratio of the costs of raising capital to the capital raised is approximately 0.6%.

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
101(*)

The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2021, formatted in XBRL (extensible Business Reporting Language (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

The Parking REIT, Inc.

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Chairman
Date:	August 11, 2021

By:	/s/ J. Kevin Bland
J. Kevin Bland
Chief Financial Officer
Date:	August 11, 2021