Form 10-Q
period 2021-09-30
Mobile Infrastructure Corp
filed 2021-11-18
CIK 1642985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55760

MOBILE INFRASTRUCTURE CORPORATION
(Exact name of registrant as specified in its charter)

maryland	47-3945882
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

250 E. 5th STREET, SUITE 2110, CINCINNATI, OH 45202

 (Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code: (702) 534-5577

The Parking REIT, Inc.

9130 W. Post Rd., Suite 200

Las Vegas, Nevada 89148

(Former Name or Former Address, if Changed Since Last Report)

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

Yes [ ] No [ X ]

As of November 12, 2021, the registrant had 7,762,375 shares of common stock outstanding.

PART I

ITEM 1.                FINANCIAL STATEMENTS

MOBILE INFRASTUCTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2021 (unaudited)	As of December 31, 2020
ASSETS
Investments in real estate
Land and improvements	$158,810,000	$128,284,000
Buildings and improvements	243,467,000	163,792,000
Construction in progress	1,665,000	1,320,000
Intangible assets	9,710,000	2,107,000
	413,652,000	295,503,000
Accumulated depreciation and amortization	(20,964,000)	(17,039,000)
Total investments in real estate, net	392,688,000	278,464,000

Fixed Assets, net of accumulated depreciation of $106,000 and $78,000 as of September 30, 2021 and December 31, 2020, respectively	35,000	63,000
Cash	13,084,000	4,235,000
Cash – restricted	5,134,000	3,660,000
Prepaid expenses	1,003,000	1,909,000
Accounts receivable, net allowance of doubtful accounts of $0.4 million and $0.7 million as of September 30, 2021 and December 31, 2020	1,713,000	1,114,000
Investment in DST	--	2,821,000
Due from related parties	--	1,000
Other assets	211,000	183,000
Right of use leased asset	--	1,282,000
Total assets	$413,868,000	$293,732,000
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$207,580,000	$158,996,000
Paycheck protection program loan	328,000	348,000
Accounts payable and accrued expenses	15,192,000	11,967,000
Indemnification liability	2,000,000	--
Right of use lease liability	--	1,282,000
Deferred management internalization	--	10,040,000
Security deposits	166,000	141,000
Due to related parties	211,000	--
Deferred revenue	--	140,000
Total liabilities	225,477,000	182,914,000

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of September 30, 2021 and December 31, 2020)	--	--
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of September 30, 2021 and December 31, 2020)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,739,951 and 7,727,696 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	--	--
Warrants issued and outstanding – 1,702,128 and zero warrants as of September 30, 2021 and December 31, 2020, respectively	3,319,000	--
Additional paid-in capital	196,663,000	198,769,000
Accumulated deficit	(99,485,000)	(89,985,000)
Total Mobile Infrastructure Corporation Stockholders’ Equity	100,497,000	108,784,000
Non-controlling interest	87,894,000	2,034,000
Total equity	188,391,000	110,818,000
Total liabilities and equity	$413,868,000	$293,732,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Base rent income	$3,030,000	$3,132,000	$8,530,000	$11,525,000
Management income	1,290,000	303,000	2,294,000	596,000
Percentage rent income	1,203,000	75,000	1,443,000	402,000
Management income	1,290,000	303,000	2,294,000	596,000
Total revenues	5,523,000	3,510,000	12,267,000	12,523,000

Operating expenses
Property taxes	864,000	955,000	2,656,000	2,460,000
Property operating expense	338,000	263,000	894,000	1,374,000
General and administrative	1,805,000	1,452,000	4,665,000	4,681,000
Professional fees, net of reimbursement of insurance proceeds	413,000	384,000	2,243,000	592,000
Acquisition expenses	--	--	--	3,000
Depreciation and amortization	1,437,000	1,305,000	3,953,000	3,948,000
Impairment	--	6,475,000	--	14,115,000
Total operating expenses	4,857,000	10,834,000	14,411,000	27,173,000

Other income (expense)
Interest expense	(2,487,000)	(2,326,000)	(6,783,000)	(6,910,000)
Income from or gain from sale of investment in real estate	--	--	--	694,000
PPP Loan forgiveness	--	--	348,000	--
Other Income	5,000	--	280,000	151,000
Income from or gain on consolidation of DST	360,000	44,000	360,000	143,000
Settlement of deferred management internalization	10,040,000	--	10,040,000	--
Transaction expenses	(12,224,000)	--	(12,224,000)	--
Total other income (expense)	(4,306,000)	(2,282,000)	(7,979,000)	(5,922,000)
Net loss	(3,640,000)	(9,606,000)	(10,123,000)	(20,572,000)
Less net loss attributable to non-controlling interest	(613,000)	(530,000)	(623,000)	(563,000)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(3,027,000)	$(9,076,000)	$(9,500,000)	$(20,009,000)

Preferred stock distributions declared - Series A	(54,000)	(54,000)	(162,000)	(162,000)
Preferred stock distributions declared - Series 1	(696,000)	(696,000)	(2,088,000)	(2,088,000)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(3,777,000)	$(9,826,000)	$(11,750,000)	$(22,259,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.49)	$(1.34)	$(1.52)	$(3.04)
Weighted average common shares outstanding, basic and diluted	7,739,951	7,327,697	7,737,257	7,329,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Preferred stock		Common stock		Warrants
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2020	42,673	$--	7,727,696	$--	--	$--	$198,769,000	$(89,985,000)	$2,034,000	$110,818,000
Stock awards	--	--	12,255	--	--	--	144,000	--	--	144,000
Distributions – Series A	--	--	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	--	--	(696,000)	--	--	(696,000)
Net loss	--	--	--	--	--	--	--	(4,368,000)	--	(4,368,000)
Balance, March 31, 2021	42,673	$--	7,739,951	$--	--	$--	$198,163,000	$(94,353,000)	$2,034,000	$105,844,000

Distributions – Series A	--	--	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	--	--	(696,000)	--	--	(696,000)
Net income (loss)	--	--	--	--	--	--	--	(2,105,000)	(10,000)	(2,115,000)
Balance, June 30, 2021	42,673	$--	7,739,951	$--	--	$--	$197,413,000	$(96,458,000)	$2,024,000	$102,979,000

Issuance of OP Units	--	--	--	--	--	--	--	--	83,930,000	83,930,000
Issuance of warrants	--	--	--	--	1,702,178	3,319,000	--	--	--	3,319,000
Consolidation of DST	--	--	--	--	--	--	--	--	2,553,000	2,553,000
Distributions – Series A	--	--	--	--	--	--	(54,000)	--	--	(54,000)
Distributions – Series 1	--	--	--	--	--	--	(696,000)	--	--	(696,000)
Net income (loss)	--	--	--	--	--	--	--	(3,027,000)	(613,000)	(3,640,000)
Balance, September 30, 2021	42,673	$--	7,739,951	$--	1,702,178	$3,319,000	$196,663,000	$(99,485,000)	$87,894,000	$188,391,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

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

MOBILE INFRASTRUCTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net Loss	$(10,123,000)	$(20,572,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,953,000	3,948,000
Amortization of loan costs	201,000	614,000
PPP Loan forgiveness	(348,000)	--
Gain from sale of investment in real estate	--	(694,000)
Amortization of right of use lease asset	57,000	84,000
Stock based compensation	144,000	--
Impairment	--	14,115,000
Income from or gain on consolidation of DST	(360,000)	(143,000)
Settlement of deferred management internalization	(10,040,000)	--
Changes in operating assets and liabilities
Due to/from related parties	18,000	(55,000)
Accounts payable	(1,985,000)	(1,786,000)
Indemnification liability	2,000,000	--
Right of use lease liability	(57,000)	(84,000)
Security deposits	16,000	--
Other assets	(17,000)	(79,000)
Deferred revenue	(140,000)	18,000
Accounts receivable	(564,000)	(603,000)
Prepaid expenses	1,419,000	(67,000)
Net cash used in operating activities	(15,826,000)	(5,304,000)
Cash flows from investing activities:
Building improvements	(345,000)	(921,000)
Acquisition of real estate	(3,253,000)	(78,000)
Proceeds from Investments	--	48,000
Proceeds from sale of investment in real estate	--	1,436,000
Net cash (used in) provided by investing activities	(3,598,000)	485,000
Cash flows from financing activities
Proceeds from notes payable	3,867,000	3,545,000
Payments on notes payable	(5,575,000)	(2,544,000)
Issuance of OP Units	31,333,000	--
Loan fees	(24,000)	(44,000)
Distribution to non-controlling interest	--	(10,000)
Redeemed shares	--	(128,000)
Preferred dividends paid to stockholders	--	(750,000)
Net cash provided by financing activities	29,601,000	69,000
Net change in cash and cash equivalents and restricted cash	10,177,000	(4,750,000)
Initial consolidation of VIE	146,000	--
Cash and cash equivalents and restricted cash, beginning of period	7,895,000	11,644,000
Cash and cash equivalents and restricted cash, end of period	$18,218,000	$6,894,000

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$4,235,000	$7,707,000
Restricted cash at beginning of period	3,660,000	3,937,000
Cash and cash equivalents and restricted cash at beginning of period	$7,895,000	$11,644,000

Cash and cash equivalents at end of period	$13,084,000	$3,466,000
Restricted cash at end of period	5,134,000	3,428,000
Cash and cash equivalents and restricted cash at end of period	$18,218,000	$6,894,000
Supplemental disclosures of cash flow information:
Interest Paid	$6,582,000	$6,297,000
Non-cash investing and financing activities:
Dividends declared not yet paid	$2,251,000	$1,751,000
Payments on note payable through sale of investment in real estate	$--	$(2,500,000)
Consolidation of variable interest entities, net	3,181,000	--
Assumption of debt through acquisition	44,478,000	--
Acquisition of properties through OP units and warrants	55,916,000	--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Note A — Organization and Business Operations

Mobile Infrastructure Corporation (formerly known as the Parking REIT, Inc.), (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015. The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and operated in a manner that allowed the Company to qualify as a REIT through December 31, 2019.  As a result of the COVID-19 pandemic, the Company entered into temporary lease amendments with some of its tenants during the year ended December 31, 2020. The income generated under these lease amendments did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020. Accordingly, the Company did not qualify as a REIT in 2020 and was taxed as a C corporation for the year ended December 31, 2020. The Company will be taxed as a C corporation for at least its next three taxable years unless the Company is able to otherwise remedy its REIT status through other mechanisms potentially available. The Company is currently exploring those alternatives.

As a C corporation, the Company is subject to federal income tax on its taxable income at regular corporate rates. In addition, distributions to its stockholders are not deductible by the Company. As a result, being taxed as a C corporation rather than a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, as a C Corporation, the Company is not required to distribute any amounts to its stockholders.

The Company was formed to focus primarily on investments in parking facilities, including parking lots, parking garages and other parking structures throughout North America. To a lesser extent, the Company may also invest in parking properties that contain other sources of rental income, potentially including office, retail, storage, residential, billboard or cell towers.

The Company is the sole general partner of MVP REIT II Operating Partnership, LP, a Maryland limited partnership (the “Operating Partnership”). The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership. The Company’s subsidiary, MVP REIT II Holdings, LLC, is the approximately 50.8% limited partner of the Operating Partnership with Color Up, LLC, a Delaware limited liability company (“Color Up” or “Purchaser”) being the approximately 49.2% limited partner. Color Up is an affiliated party controlled by the Company’s Chief Executive Officer and a director, Manuel Chavez, III, the Company’s President and a director, Stephanie Hogue, and a director of the Company, Jeff Osher.

Recapitalization

On January 8, 2021, the Company entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, the Operating Partnership, Michael V. Shustek (“Mr. Shustek”), Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII” and together with VRMI and Mr. Shustek, the “Advisor”) and Color Up, LLC, (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). The transactions contemplated by the Purchase Agreement are referred to herein collectively as the “Transaction.”

On August 25, 2021, the closing of the Transaction occurred (the “Closing”). As a result of the Transaction, the Company acquired three multi-level parking garages consisting of approximately 765 and 1,625 parking spaces located in Cincinnati Ohio and approximately 1,154 parking spaces located in Chicago, Illinois totaling approximately 1,201,000 square feet. In addition to the parking garages contributed, proprietary technology was contributed to the Company, which will provide Management real-time information on the performance of assets. Management is currently working to assess the timing to implement this technology in the legacy garages. Pursuant to the Closing, the Operating Partnership issued 7,481,668 newly issued common units of the Operating Partnership (the “OP Units”) at $11.75 per unit for total consideration of $83.9 million, net of transaction costs. The consideration received consisted of $35.0 million of cash, three parking assets with a fair value of approximately $98.8 million (“Contributed Interests”) and technology with a fair value of $4.0 million. The Company also assumed long-term debt with a fair value of approximately $44.5 million. In addition, the Company issued warrants to Color Up to purchase up to 1,702,128 shares of Common Stock at an exercise price of $11.75 for an aggregate cash purchase price of up to $20 million. The fair value of the warrants recorded as of the Closing was approximately $3.3 million. Transaction expenses not directly related to the acquisition of the Contributed Interests or issuance of OP Units of approximately $12.2 million and the settlement of the deferred management internalization liability of $10.0 million were recorded in transaction expenses and settlement of deferred management internalization, respectively, in the Statement of Operations.

Management assessed the potential accounting treatment for the Transaction by applying ASC 805 and determined the Transaction did not result in a change of control. As a result, the three real estate assets and the technology platform acquired, described above, were accounted for by the Company as asset acquisitions in the financial statements, resulting in the recognition of assets and liabilities, at acquired cost and reflect the capitalization of any transaction costs directly attributable to the asset acquisitions.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the nine months ended September 30, 2021, the Company had a net loss of $10.1 million and had $18.2 million in cash, cash equivalents and restricted cash. In connection with preparing the unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for one year from the issuance of the September 30, 2021 financial statements.

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2021, the Company has $67.1 million of notes payable which will mature within one year after the date that these condensed consolidated financial statements are issued. The Company does not have sufficient cash on hand or available liquidity to repay the maturing notes payable as they become due. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response, the Company is currently pursuing approvals to execute extension options on a portion of the notes payable as well as a refinancing plan which would consolidate the near-term maturities into a single, larger facility. However, the refinancing plan is subject to market conditions that are not within the Company’s control, and therefore, implementation of management’s plans cannot be deemed probable at this time. As a result, management has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. There were no significant changes to our significant accounting policies during the nine months ended September 30, 2021, except for those disclosed below. For a full summary of our accounting policies, refer to our 2020 Annual Report on Form 10-K as originally filed with the SEC on March 31, 2021.

The condensed consolidated balance sheet as of December 31, 2020 contained herein has been derived from the audited financial statements as of December 31, 2020 but does not include all disclosures required by GAAP.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding asset impairment, purchase price allocations to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.

Concentration

The Company had seventeen and fourteen parking tenants/operators during the nine months ended September 30, 2021 and 2020, respectively. One tenant/operator, SP + Corporation (Nasdaq: SP) (“SP+”), represented 79.3% and 61.0% of the Company’s rental revenue from base parking and management agreements for the nine months ended September 30, 2021 and September 30, 2020, respectively.

In addition, the Company had concentrations in Detroit (14.3% and 18.9%), Houston (8.8% and 11.6%) and Cincinnati (21.1% and 8.1%) based on the real estate the Company owned, as of September 30, 2021 and September 30, 2020, respectively.

Acquisitions

All assets acquired and liabilities assumed in an acquisition of real estate accounted for as a business combination are measured at their acquisition date fair values. For acquisitions of real estate accounted for as an asset acquisition, the fair value of consideration transferred by the Company (including transaction costs) is allocated to all assets acquired and liabilities assumed on a relative fair value basis.

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their relative fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on valuations performed by independent third parties or on the Company's analysis of comparable properties in the Company's portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable. The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease intangibles are amortized as a decrease or increase, respectively, to rental income over the remaining term of the lease.

In determining the amortization period for lease intangibles, the Company initially will consider the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The value of in-place leases is amortized to expense over the initial term of the respective leases. The value of intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease intangibles is charged to expense.

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

The Company recorded no impairment charges for the three and nine months ended September 30, 2021 and $6.5 million and $14.1 million, respectively, for the three and nine months ended September 30, 2020. These charges were recorded to write down the carrying value of investments in real estate to their current fair values. Management used an independent third-party to determine the fair value primarily using the income capitalization approach based on the contracted rent to be received from the operator or the sales comparison approach. The income capitalization approach reflects the property’s income-producing capabilities based on the assumption that value is created by the expectation of benefits to be derived in the future. The sales comparison approach utilizes sales of comparable properties, adjusted for differences, to indicate value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when management determines that it is more likely than not that all or some portion of the deferred tax asset will not be realized. A full valuation allowance has been recorded for deferred tax assets due to the Company’s history of taxable losses.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of September 30, 2021.

Per Share Data

The Company calculates basic income (loss) per share by dividing net income (loss) for the period by weighted-average shares of its common stock outstanding for the respective period. Diluted income per share considers the effect of dilutive instruments, such as stock options, warrants, and convertible stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Outstanding warrants were antidilutive as a result of the net loss for the three and nine months ended September 30, 2021 and were excluded from the dilutive calculation.

Non-controlling Interests

Noncontrolling interests represent the portion of equity that we do not own in the entities we consolidate. The Company classifies noncontrolling interests within permanent equity on the Company’s condensed consolidated balance sheets. On the face of the condensed consolidated statements of operations, the Company discloses the amounts of net loss attributable to the parent and to the non-controlling interest.

Note C — Commitments and Contingencies

The Company had previously agreed to indemnify the former Advisor for certain legal costs.  As part of the Transaction, the former Advisor’s rights to indemnification by the Company, with respect to the Advisor’s SEC investigation, was limited to $2 million. Management anticipates the former Advisor will seek indemnification, up to the $2 million cap, and has therefore concluded that the indemnification liability should be accrued in accordance with ASC 450. This indemnification liability was recognized by the Company upon the closing of the Transaction and is included in indemnification liability. See Note K—Legal.

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

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of September 30, 2021, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D — Related Party Transactions and Arrangements

The transactions described in this Note were approved by a majority of the Company’s Board of Directors (including a majority of the independent directors) not otherwise interested in such transactions as fair and reasonable to the Company.

Two of the Company’s Cincinnati assets, 1W7 Carpark and 222W7, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Company’s CEO. The Company’s CEO is neither an owner or beneficiary of Park Place Parking. Park Place Parking has been operating these assets for four and three years, respectively. Both assets were acquired with their management agreements in place and at the same terms under which they were operating prior to the Transaction.

The Company has an investment in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). As a result of the Transaction, MVP Realty Advisors, LLC (the “Former Advisor”) and Mr. Shustek, were replaced as manager of MVP Parking, DST, LLC by Manuel Chavez, the CEO of the Company.

Note E – Acquisitions

As described in Note A, on August 25, 2021, the Company acquired three parking assets with an estimated fair value of $98.8 million. In addition, on September 9, 2021, the Company acquired the rights to a property in Miami, Florida, which consists of 118 individual parking stalls in the Financial District of Miami, Florida.  The fair value of the perpetual right to operate the parking facility is considered an indefinite-lived asset that enables the Company to operate these parking stalls in perpetuity.

The following table is a summary of the parking asset acquisitions for the quarter ended September 30, 2021.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Purchase Price
1W7 Carpark, LLC, LLC	Cincinnati, OH	8/25/2021	Garage	765	1.21	18,385	$32,071,000
222W7, LLC	Cincinnati, OH	8/25/2021	Garage	1,625	1.84	--	$28,269,000
322 Streeter, LLC	Chicago, IL	8/25/2021	Garage	1,154	2.81	--	$38,421,000
2nd Street, LLC	Miami, FL	9/09/2021	Contract	118	N/A	--	$3,253,000

The following table is a summary of the allocated acquisition value of all properties acquired by the Company for the quarter ended September 30, 2021.

	Assets
	Land and Improvements	Building and improvements	In-Place Lease Value	Contract Value	Total assets acquired
1W7 Carpark (a)	$2,995,000	$28,768,000	$308,000	$--	$32,071,000
222W7	4,391,000	23,878,000	--	--	28,269,000
322 Streeter	11,387,000	27,034,000	--	--	38,421,000
2nd Street (a)	93,000	--	--	3,160,000	3,253,000
	$19,066,000	$79,475,000	$--	$3,160,000	$102,014,000

(a)

The value of In-place lease assets and Contracts are included in Intangible assets on the Condensed Consolidated Balance Sheets. The life of the in-place lease at 1W7 is 5 years. The life of the contract at 2nd Street is indefinite.

Note F — Stock-Based Compensation

On October 14, 2020, the Compensation Committee of the Board of Directors of the Company approved the award of non-restricted shares to the Company’s four independent directors and to the Company’s chief financial officer, J. Kevin Bland. Total stock-compensation expense for the year ended December 31, 2020 was approximately $144,000.

The non-restricted shares were issued by the Company on March 1, 2021 at a price of $11.75 per share. This price equals the net asset value of the Company, which was approved by the Board of Directors.

The shares awarded fully vested immediately upon issuance and these shares are not from the Company’s Long-Term Incentive Plan. No share-based compensation awards were granted during 2021.

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

The Company’s Board of Directors may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. The board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by the Board of Directors and stockholders, unless extended or earlier terminated by the Board of Directors. The Company’s board of directors may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. The Board of Directors may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the long-term incentive plan will be effective without the approval of the Company’s stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan. There are no awards outstanding under the long-term incentive plan.

Note G — Notes Payable and Paycheck Protection Program Loan

As of September 30, 2021, the principal balances on notes payable are as follows:

Property	Original Debt Amount	Monthly Payment	Balance as of 9/30/21	Lender	Term		Interest Rate	Loan Maturity
Parking REIT, Inc (5)	$1,200,000	(5)	$0	Color Up, LLC	7 months		7.00%	12/31/2021
MVP Clarksburg Lot	$476,000	Interest Only	$476,000	Vestin Realty Mortgage I	1 Year		7.00%	8/25/2022
MCI 1372 Street	$574,000	Interest Only	$574,000	Vestin Realty Mortgage I	1 Year		7.00%	8/25/2022
MVP Milwaukee Old World	$771,000	Interest Only	$1,871,000	Vestin Realty Mortgage I	1 Year		7.00%	8/25/2022
MVP Milwaukee Clybourn	$191,000	Interest Only	$191,000	Vestin Realty Mortgage I	1 Year		7.00%	8/25/2022
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Vestin Realty Mortgage I	1 Year		7.00%	8/25/2022
MVP Raider Park Garage, LLC (4)	$7,400,000	Interest Only	$6,931,000	LoanCore	1 Year		Variable	12/9/2021
MVP New Orleans Rampart, LLC (4)	$5,300,000	Interest Only	$4,965,000	LoanCore	1 Year		Variable	12/9/2021
MVP Hawaii Marks Garage, LLC (4)	$13,500,000	Interest Only	$12,646,000	LoanCore	1 Year		Variable	12/9/2021
MVP Milwaukee Wells, LLC (4)	$2,700,000	Interest Only	$2,529,000	LoanCore	1 Year		Variable	12/9/2021
MVP Indianapolis City Park, LLC (4)	$7,200,000	Interest Only	$6,744,000	LoanCore	1 Year		Variable	12/9/2021
MVP Indianapolis WA Street, LLC (4)	$3,400,000	Interest Only	$3,185,000	LoanCore	1 Year		Variable	12/9/2021
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$3,450,000	Vestin Realty Mortgage II	1 Year		7.00%	8/25/2022
Minneapolis Venture	$2,000,000	Interest Only	$4,000,000	Vestin Realty Mortgage I	1 Year		7.00%	8/25/2022
SBA PPP Loan	$329,000	***	$329,000	Small Business Administration	5 Year		1.00%	5/3/2026
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5 Year		5.38%	3/6/2024
MVP St. Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5 Year		5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000,000	$44,000	$7,864,000	Barclays	10 year		4.25%	12/6/2024
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,087,000	Barclays Bank PLC	10 year		4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250,000	$29,000	$4,553,000	American National Insurance, of NY	10 year		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400,000	$23,000	$3,818,000	FBL Financial Group, Inc.	10 year		4.00%	8/1/2026
West 9th Properties II, LLC	$5,300,000	$30,000	$4,668,000	American National Insurance Co.	10 year		4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150,000	$73,000	$11,613,000	American National Insurance, of NY	10 year		4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$28,503,000	Bank of America	10 year		5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380,000	$8,000	$1,311,000	KeyBank	10 year	*	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132,000	$24,000	$3,924,000	KeyBank	10 year	*	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	$23,000	$3,797,000	KeyBank	10 year	*	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	$2,000	$271,000	KeyBank	10 year	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	$12,000	$2,034,000	KeyBank	10 year	*	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	$762,000	$4,000	$723,000	KeyBank	10 year	*	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,058,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10 year	**	5.02%	8/1/2027
1W7 Carpark, LLC	$11,000,000	$19,000	$10,336,000	Associated Bank	1 year		Variable	5/1/2022
222W7, LLC	$8,250,000	$15,000	$8,208,000	Associated Bank	1 year		Variable	10/1/2022
322 Streeter LLC	$25,900,000	Interest Only	$25,900,000	American National Insurance Co.	5 year	*	3.50%	2/12/2025
Corporate D&O Insurance (6)	$450,000	$38,000	$338,000	MetaBank	1 year		3.95%	7/31/2022
St Louis Cardinal Lot DST, LLC (7)	$6,000,000	Interest Only	$6,000,000	Cantor Commercial Real Estate	10 year	**	5.25%	5/31/2027
Less unamortized loan issuance costs			(1,011,000)
			$207,908,000

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

(4)

On November 30, 2018, subsidiaries of the Company, consisting of MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Park Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, and MVP Milwaukee Wells LLC (the “Borrowers”) entered into a loan agreement, dated as of November 30, 2018 (the “Loan Agreement”), with LoanCore Capital Credit REIT LLC (the “LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan the Borrowers $39.5 million to repay and discharge the outstanding KeyBank Revolving Credit Facility. On July 9, 2020, the Company entered into a loan modification agreement with LoanCore Capital Credit REIT, LLC for the following notes payable: (i) MVP Raider Park Garage, LLC, (ii) MVP New Orleans Rampart, LLC, (iii) MVP Hawaii Marks Garage, LLC, (iv) MVP Milwaukee Wells, LLC, (v) MVP Indianapolis City Park, LLC, (vi) MVP Indianapolis WA Street, LLC. The Agreement defers a portion of the required monthly interest payments from June 2020 through November 2020 and reduces the LIBOR Floor from 1.95% to 0.50%, the Modified LIBOR Floor. In December 2020, this loan reverted back to normal payment terms. On December 8, 2020, the Company, as guarantor, entered into the Second Amendment to Loan Agreement and Loan Documents (the “Second Amendment”). Pursuant to the Second Amendment, the Borrowers were granted the option to extend the maturity date of the Loan for two one-year periods upon the satisfaction of certain conditions, payment of certain amounts due under the Loan Agreement and, in connection with the Borrowers’ exercise of their option with respect to the first extension period, delivery by the Company of a partial payment guaranty. On December 8, 2020, the Borrowers exercised their option to extend the term of the Loan to December 9, 2021 and the Company delivered a $5.0 million partial payment guaranty. On August 25, 2021, pursuant to the closing of the Color Up/Bombe Transaction, the Company made a $2.5 million principal payment.

(5)

During 2021, pursuant to the Purchase Agreement, the Company requested and received a $1,200,000 loan from Color Up, LLC the Purchaser under the Purchase Agreement, evidenced by a convertible promissory note. In connection with the closing of the Transaction, the principal then outstanding and all accrued and unpaid interest was converted into limited partner interests of the Operating Partnership. This note was paid in full on August 25, 2021 at the Closing of the Transaction.

(6)	On September 30, 2021, the Company entered into a loan with Meta Bank to finance $337,500 of the Directors & Officers insurance policy premium. The loan matures on July 31, 2022.
(7)	Pursuant to the Closing of the Transaction, the Company recorded the $6.0 million loan with Cantor Commercial Real Estate upon the consolidation of its investment in MVP St. Louis Cardinal Lot, DST. Company recorded the $6.0 million loan with Cantor Commercial Real Estate upon the consolidation of its investment in MVP St. Louis Cardinal Lot, DST. See Note I for further information.

* 2  Year Interest Only

**  10 Year Interest Only

*** To be determined by Lender if request for forgiveness is denied by the Small Business Administration (SBA)

Reserve funds are generally required for repairs and replacements, real estate taxes, and insurance premiums.  Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits.  Borrowers for six of the Company’s loans totaling $90.0 million and two loans totaling $47.5 million failed to meet loan covenants as of September 30, 2021 and December 31, 2020, respectively. As a result, these borrowers are subject to additional cash management procedures, which resulted in approximately $309,000 and $79,000 of restricted cash at September 30, 2021 and December 31, 2020, respectively. In order to exit these procedures, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures.

During 2020, the Company and the lenders modified loan agreements to defer or cancel payments into repair and replacement reserves commencing between April 2020 and August 2020 and lasting three to six months.  At September 30, 2021 and December 31, 2020, the Company had $0 and $172,000 in deferred repair and maintenance reserve payments, respectively.

As of September 30, 2021, future principal payments on notes payable are as follows:

2021 (remainder)	$38,156,000
2022	32,408,000
2023	2,499,000
2024	15,282,000
2025	31,012,000
Thereafter	89,562,000
Total	$208,919,000

The following table shows notes payable paid in full during the nine months ended September 30, 2021:

Loan	Original Debt Amount	Monthly Payment	Balance as of 09/30/2021	Lender	Term	Interest Rate	Loan Maturity
Corporate D&O Insurance	$1,185,000	$150,000	--	MetaBank	1 Year	3.60%	02/28/2021
SBA PPP Loan (1)	$348,000	$14,700	--	Small Business Administration	2 Year	1.00%	10/22/2022
Color Up, LLC	$400,000	N/A	--	Color Up, LLC	7 months	7.00%	12/31/2021

(1)     – Full amount of loan forgiven during May 2021.

Note H — Fair Value

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

The Company's financial instruments include cash and cash equivalents, restricted cash and accounts payable. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of the Company’s debt was approximately $215.6 million and $149.9 million as of September 30, 2021 and 2020, respectively, which is considered a Level 2 measurement.

Assets and liabilities measured at fair value Level 3 on a non-recurring basis may include Assets Held for Sale.

Note I – Variable Interest Entities

The Company, through a wholly owned subsidiary of its Operating Partnership, owns a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). MVP St. Louis is the owner of a 2.56-acre, 376-vehicle commercial parking lot, known as the Cardinal Lot (the “Property”).

At the time of the initial investment, the Company conducted an analysis and concluded that the 51% investment in the DST should not be consolidated, as the Company was not the primary beneficiary because the power to direct the activities that most significantly impact the economic performance of MVP St. Louis was held by MVP Parking DST, LLC (the “Manager”) and certain subsidiaries of the Manager.  The investment in MVP St. Louis was accounted for using the equity method of accounting through August 25, 2021.

Pursuant to the closing of the Transaction on August 25, 2021, the former advisor of the Company, MVP Realty Advisors, LLC (the “Former Advisor”) transferred ownership of the Manager to Manuel Chavez, III, the CEO of the Company. This change in structure was deemed a reconsideration event and therefore the Company reevaluated whether it had control. Based on the Company's evaluation, the Company began consolidating the investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets and liabilities of approximately $12.0 million and approximately $6.2 million, respectively, as of August 25, 2021.  These assets and liabilities were recorded at fair value as of the date of consolidation, and a gain of $360,000 was recognized in the Statement of Operations.

Amounts related to MVP St. Louis included in the consolidated balance sheet are as follows:

September 30, 2021
ASSETS	(Unaudited)
Investments in real estate	$11,790,000
Cash	105,000
Cash – restricted	41,000
Accounts receivable	51,000
Prepaid expenses	11,000
Total assets	$11,998,000

LIABILITIES
Notes payable	$5,961,000
Accounts payable and accrued liabilities	78,000
Due to related party	193,000
Total liabilities	6,232,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Revenue	$122,000	$183,000	$488,000	$365,000
Expenses	(61,000)	(91,000)	(434,000)	(180,000)
Net income	$61,000	$92,000	$54,000	$185,000

Note J – Right of Use Leased Asset and Lease Liability

The Company executed a lease agreement for its office space at 9130 W. Post Rd., Suite 200, Las Vegas, NV 89148 with a commencement date of January 10, 2020. The lease had a ten-year term with an annual payment of $180,480 per annum during the lease term. The lease is accounted for as an operating lease under ASU 2016-02, Leases – (Topic 842). The Company recognized a Right of Use (“ROU”) Leased Asset and a ROU Lease Liability on the lease commencement date. Through the discounting of the remaining lease payments at the Company’s incremental borrowing rate of 5.382%, the value of both the ROU asset and ROU liability recognized at commencement date was approximately $1.4 million. As a result of the Closing of the Transaction on August 25, 2021, the Company terminated this lease effective September 30, 2021. The unamortized value of the ROU Lease Asset and a ROU Lease liability, on this date, were each approximately $1.2 million. These balances were written off and the company paid a $961,000 lease termination fee at Closing included in Transaction expenses in the consolidated statement of operations.

The Company recognized approximately $54,000 and $45,000 of operating lease expense during the three months ended September 30, 2021 and 2020, respectively.

The Company recognized approximately $163,000 and $135,000 of operating lease expense during the nine months ended September 30, 2021 and 2020, respectively. This expense is included in general and administrative expense.

Note K — Legal

The Company has previously disclosed pending class action legal proceedings facing the Company and the Former Advisor and/or Mr. Shustek prior to the completion of the Transaction. As a result of the Transaction, the Settlement Agreement (as defined in the Purchase Agreement) was entered into subject to completion of Color Up’s Tender Offer (as defined in the Purchase Agreement) for up to 900,506 shares of the Company’s outstanding common stock at $11.75 per share. Color Up launched the Tender Offer on October 5, 2021 and it expired on November 5, 2021. Upon the expiration of the Tender Offer, the terms of the Settlement Agreement were satisfied and the prior lawsuits settled.

SEC Investigation

The Company has previously disclosed that the SEC was conducting an investigation relating to the Company. On March 11, 2021, the SEC notified the Company that they do not intend to recommend an enforcement action by the Commission against the Company.

The SEC investigation also relates to the conduct of the Company’s former chairman and chief executive officer, Michael V. Shustek.  On July 29, 2021, the SEC filed a civil lawsuit against Michael V. Shustek and his advisory firm Vestin Mortgage LLC, alleging violations of the securities laws (Case 2-21-civ-01416-JCM-BNW, U.S. District Court, District of Nevada). The SEC seeks disgorgement, injunctions, and bars against Mr. Shustek, and related penalties. Pursuant to the Closing of the Transaction, the Company is required to indemnify Mr. Shustek for certain claims related to the SEC investigation in an amount not to exceed $2 million. This liability was recognized by the Company upon the Closing and is included in indemnification liability.

As a result of the Transaction on August 25, 2021, Mr. Shustek resigned as Chief Executive Officer and director of the Company.

Note L — Preferred Stock and Warrants

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

Each investor in the Series A received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before March 24, 2022, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of September 30, 2021 is immaterial. As of September 30, 2021, there were detachable warrants that could be exercised for 84,510 shares of the Company’s common stock, if a listing event occurs on or before March 22, 2022, after the 90th day following the occurrence of a listing event. If a listing event does occur before the anniversary date, these potential warrants will then expire five years from the 90th day after the occurrence of a listing event. If all the potential warrants outstanding at September 30, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock.

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series A; however, such distributions will continue to accrue in accordance with the terms of the Series A.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company’s common stock; provided, however, that Qualified Purchasers (who purchased $1.0 million or more in a single closing) are entitled to receive, when and as authorized by the Company’s board of directors and declared by us out of legally available funds, cumulative, cash dividends on each Series 1 share held by such Qualified Purchaser at an annual rate of 5.75% of the Stated Value (instead of the annual rate of 5.50% for all other holders of the Series 1 shares) until April 7, 2018, at which time, the annual dividend rate will be reduced to 5.50% of Stated Value; provided further, however, that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 shares (without regard to Qualified Purchaser status) has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value. Based on the number of Series 1 shares outstanding at September 30, 2021, the increased dividend rate costs the Company approximately $150,000 more per quarter in Series 1 dividends.

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

Each investor in the Series 1 received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before January 31, 2023, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of September 30, 2021 is immaterial. As of September 30, 2021, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s common stock after the 90th day following the occurrence of a listing event. If all the potential warrants outstanding at September 30, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of common stock.

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series 1, however, such distributions will continue to accrue in accordance with the terms of the Series 1.

Warrants

On August 25, 2021, in connection with the Closing of the Transaction, the Company entered into a warrant agreement (the “Warrant Agreement”) pursuant to which it issued warrants (the “Warrants”) to the Purchaser to purchase up to 1,702,128 shares of Common Stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million. Each whole Warrant entitles the registered holder thereof to purchase one whole share of Common Stock at a price of $11.75 per share (the “Warrant Price”), subject to customary adjustments, at any time following a “Liquidity Event,” which is defined as an initial public offering and/or listing of the Common Stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange. The Warrants will expire five years after the date of the Warrant Agreement.

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of September 30, 2021, all outstanding warrants issued by the Company were classified as equity.

Note M — Subsequent Events

On October 5, 2021, Color Up, LLC (“Purchaser”) initiated a Tender Offer (the “Offer”) to purchase up to 900,506 shares of common stock of the Company, at a price of $11.75 per share (the “Shares”). The Offer expired at 5:00 pm Eastern Time on November 5, 2021.  A total of 878,082 Shares were validly tendered and not validly withdrawn pursuant to the Offer (the “Tendered Shares”), and the Purchaser accepted for purchase all such Tendered Shares. The Purchaser initiated payment of an aggregate of approximately $10.3 million to the Company stockholders participating in the Offer.

Effective November 8, 2021, the Purchaser executed a subscription agreement with the Company pursuant to which the Purchaser acquired the remaining 22,424 Shares not purchased through the Offer at $11.75 per share.  As a result of the Offer and the purchase of Shares pursuant to the subscription agreement, the Purchaser directly owns 2,624,831 shares (approximately 33.81%) of Company common stock as of November 8, 2021.

On November 2, 2021, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) by and among the Company, the Operating Partnership, and HSCP Strategic III, L.P., a Delaware limited partnership (“HS3”) affiliated with Purchaser, pursuant to which the Operating Partnership issued and sold to HS3(a) 1,702,128 newly issued common units of limited partnership of the Operating Partnership (“OP Units”); and (b) 425,532 newly-issued Class A units of limited partnership of the Operating Partnership (“Class A Units”) which entitle HS3 to purchase up to 425,532 additional OP Units (the “Additional OP Units”) at an exercise price equal to $11.75 per Additional OP Unit, subject to adjustment as provided in the Class A Unit Agreement, and HS3 paid to the Operating Partnership cash consideration of $20.0 million. The Company intends to use proceeds from the Purchase Agreement for working capital purposes, including expenses related to the Purchase Agreement and the acquisition of two parking lots and related assets. The Additional OP Units are available to be exercised only upon completion of a liquidity event, as defined in the Purchase Agreement.

On November 3, 2021, the Company, through Denver 1725 Champa Street Garage, LLC, an entity wholly owned by the Company, acquired a multi-level parking garage consisting of approximately 450 parking spaces, located in downtown Denver, Colorado, for a purchase price of approximately $16.1 million, plus acquisition and related transaction costs. The source of funds for this acquisition were the proceeds from the Purchase Agreement, disclosed above.

Effective as of November 12, 2021, the Company changed its name from “The Parking REIT, Inc.” to “Mobile Infrastructure Corporation”, pursuant to Articles of Amendment to its Articles of Amendment and Restatement filed with the Maryland State Department of Assessments and Taxation.

Also, effective November 12, 2021, the Company amended its Amended and Restated Bylaws to reflect the change of its name described above. The Company’s new website is www.mobileit.com.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2020. As used herein, the terms "we," "our" and "us" refer to Mobile Infrastructure Corporation, and, as required by context, MVP REIT II Operating Partnership, LP, which the Company refers to as the "operating partnership," and to their subsidiaries.

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

The forward-looking statements included herein are based upon the Company’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

•	the fact that the Company has a limited operating history, as property operations began in 2016;
•	the fact that the Company has experienced net losses since inception and may continue to experience additional losses;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	changes in economic conditions generally and the real estate and debt markets specifically, including economic trends impacting parking facilities;
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in the Company’s portfolio;
•	risks inherent in the real estate business, including ability to secure leases or parking management contracts at favorable terms, tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;
•	competitive factors that may limit the Company’s ability to make investments or attract and retain tenants;
•	the Company’s ability to generate sufficient cash flows to pay distributions to the Company’s stockholders;
•	the Company’s ability to successfully integrate pending acquisitions and transactions and implement an operating strategy;
•	the Company’s ability to list shares of common stock on a national securities exchange or complete another liquidity event;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
•	changes in interest rates;
•	changes to generally accepted accounting principles, or GAAP;
•	the Company’s ability to negotiate amendments or extensions to existing debt agreements.
•	the impact on our business and those of our tenants from epidemics, pandemics or outbreaks of an illness, disease or virus (including COVID-19);
•	the Company’s ability to remediate its loss of REIT status under U.S. tax law; and
•	potential adverse impacts from changes to the U.S. tax laws.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward – looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward – looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved. As a result of many factors, including the above and the risks identified in our filings with the Securities and Exchange Commission, our actual results could differ materially from the results expressed or implied in these forward-looking statements.

This report may include market data and forecasts with respect to the REIT, real estate and parking industries. Although the Company is responsible for all of the disclosures contained in this report, in some cases the Company relies on and refers to market data and certain industry forecasts that were obtained from third party surveys, market research, consultant surveys, publicly available information and industry publications and surveys that are believed to be reliable.

Overview

The Company focuses primarily on acquiring, owning and managing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout North America and owns 43 parking facilities in 17 states. The Company owns substantially all of its assets and conducts its operations through the Operating Partnership, of which it is the approximately 50.8% limited partner.

Impact of COVID-19

The ongoing COVID-19 pandemic has significantly adversely impacted global economic activity, contributed to significant volatility and negative pressure in financial markets and resulted in unprecedented job losses causing many to fear an imminent global recession. The COVID-19 pandemic continues to negatively impact almost every industry directly or indirectly, including ours and the industries in which our tenants operate, with much of the impact still unknown. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. In particular, many of the Company’s properties are located in urban centers, near government buildings and sports centers. Demand for parking in these locations depends in large part on customer traffic, and conditions that lead to a decline in customer traffic have had and may continue to have a material and adverse impact on those businesses. During 2020 and 2021, many state and local governments restricted public gatherings and implemented social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. Such events are adversely impacting and may continue to adversely impact the Company’s tenants’ sales and/or cause the temporary closure of the Company’s tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, may impact or eliminate the rental revenue the Company generates from its leases with them. Some state governments and other authorities have been in varying stages of lifting or modifying some of these measures and some have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time. The Company’s rental revenue and the return on its investments has been and may continue to be adversely affected by COVID-19 and may be further materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where the Company’s parking facilities are situated to other locations. In particular, a majority of the Company’s property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking.

The Company experienced certain disruptions in base rent revenue and percentage rent revenue during the nine months ended September 30, 2021. For further information regarding the impact of COVID-19 on the Company see Results of operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. While the Company is currently unable to completely estimate the future impact that the COVID-19 pandemic and efforts to contain its spread will have on the Company’s business and on its tenants, as of September 30, 2021, the Company had entered into lease amendments with certain tenants/operators. The terms of such lease amendments generally provide for one of (i) a reduction in rent initially from May 2020 through July 2020 and certain second amendments that provide for reduced rent through October 2021; (ii) conversion of certain leases to management agreements pursuant to which the operator will receive a monthly fee; or (iii) extension of certain leases. The extent of the impact of COVID-19 on the Company’s financial and operational performance will depend on certain developments, including the duration and spread of any new outbreak and its impact on the Company’s tenants, all of which are uncertain and cannot be predicted. The extent to which COVID-19 may impact the Company’s financial condition or results of operations cannot be determined at this time.

In response to the COVID-19 pandemic, the Company entered into certain lease amendments and new lease agreements with tenants and operators during 2020. These amendments and agreements are described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Lease amendments and agreements entered into during 2021, through the date of this filing, generally contained temporary reductions in base rent payments with gross receipts percentage rent splits between the Company and the tenant.

Recapitalization

On January 8, 2021, the Company entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, the Operating Partnership, Michael V. Shustek (“Mr. Shustek”), Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII” and together with VRMI and Mr. Shustek, the “Advisor”) and Color Up, LLC, a Delaware limited liability company (the “Purchaser”) affiliated with Bombe Asset Management LLC, a Cincinnati, Ohio based alternative asset management firm (“Bombe”). The transactions contemplated by the Purchase Agreement are referred to herein collectively as the “Transaction.”

On August 25, 2021, the closing of the Transaction occurred (the “Closing”). As a result of the Transaction, the Company acquired three multi-level parking garages consisting of approximately 765 and 1,625 parking spaces located in Cincinnati Ohio and approximately 1,154 parking spaces located in Chicago, Illinois totaling approximately 1,201,000 square feet. In addition to the parking garages contributed, proprietary technology was contributed to the Company, which will provide Management real-time information on the performance of assets. Management is currently working with employees to assess the timing to implement this technology in the legacy garages. Pursuant to the Closing, the Operating Partnership issued 7,481,668 newly issued common units of the Operating Partnership (the “OP Units”) at $11.75 per unit for total consideration of $87.5 million, net of transaction costs. The consideration received consisted of $35.0 million of cash, three parking assets with a fair value of approximately $98.8 million (“Contributed Interests”) and technology with a fair value of $4.0 million. The Company also assumed long-term debt with a fair value of approximately $44.5 million. In addition, the Company issued warrants to Color Up to purchase up to 1,702,128 shares of Common Stock at an exercise price of $11.75 for an aggregate cash purchase price of up to $20 million. Of the 7,481,668 OP Units issued, 4,127,952 and 340,426 OP Units were issued for the Contributed Interests and technology, respectively. transaction expenses of approximately $12.2 million and the settlement of the deferred management internalization liability of $10.0 million were recorded in transaction expenses and settlement of deferred management internalization, respectively, in the Statement of Operations.

Management assessed the potential accounting treatment for the Transaction by applying ASC 805 and determined the Transaction did not result in a change of control. As a result, the three real estate assets and the technology platform acquired, described above, were accounted for by the Company as asset acquisitions in the financial statements, resulting in the recognition of assets and liabilities, at acquired cost and reflect the capitalization of any transaction costs directly attributable to the asset acquisitions.

Objectives

The Company closed on the Transaction on August 25, 2021, which included significant changes in the management team, including naming a new Chief Executive Officer, Manuel Chavez and President, Stephanie Hogue (the “New Management Team”). As a result, the objectives of the Company over the next twelve months will be focused predominantly on the following:

•	Identifying paths for remediation of REIT status, which is necessary as the Company moves towards a liquidity event;
•	Working with the third-party operators to optimize the performance of the assets to move towards cash flow positivity;
•	Reducing corporate overhead to move the company towards profitability; and
•	Pursuing options for refinancing the near-term debt maturities.

The Company’s strategic plan includes pursuing acquisitions as well as a potential listing on a national stock exchange to provide liquidity to shareholders. The above four objectives are the immediate steps in moving towards a listing event in the medium term, which is expected to provide the Company scale and capacity to grow beyond its current asset base.

The New Management Team expects to work closely with our tenant-operators to evaluate capital requirements of the assets, with a view to understanding current and future demand drivers of those assets. The Company has been implementing the recently contributed proprietary technology which will provide real-time information on the performance of assets. Going forward under new leases, the Company will now be active and responsible for all capital expenditures related to upgrades and optimization of the assets, including but not limited to gate arm systems, lighting, and large capital improvements to structure and concrete. We expect to maintain an active dialogue with our tenant operators for the betterment of the Company’s assets.

Investment Strategy & Criteria

The Company’s investment strategy has historically focused primarily on acquiring, owning and managing parking facilities, including parking lots, parking garages and other parking structures throughout North America.  The Company historically focused primarily on investing in income-producing parking lots and garages with air rights in central business districts. In building its current portfolio, the Company sought geographically targeted investments that present key demand drivers, that were expected to generate cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following demand drivers:

•	Downtown core
•	Government buildings and courthouses
•	Sporting venues
•	Hospitals and health centers
•	Hotels

As a result of the COVID-19 pandemic, such demand drivers have been and are expected to be diminished for an indeterminate period of time with an uneven return to downtown cores across the Company’s located properties. Many state and local governments have restricted public gatherings, which has in some cases eliminated or severely reduced the demand for parking.

We are working closely with our current operator tenants to understand the return to each individual market, both as we consider the demand drivers of our current assets, as well as new assets that we may consider acquiring as part of our normal course.

The Company is focused on acquiring properties that are expected to generate cash flow, located in populated metropolitan areas and produce income within 12 months of the Company’s acquisition.

In the event of a future acquisition, the Company would expect the foregoing criteria to serve as guidelines, however, management and the Company’s Board of Directors may vary from these guidelines to acquire properties which they believe represent value or growth opportunities.

Results of Operations for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues
Base rent income	$3,030,000	$3,132,000	$(102,000)	(3.3%)
Percentage rent income	1,203,000	75,000	1,128,000	1504.0%
Management income	1,290,000	303,000	987,000	325.7%
Total revenues	$5,523,000	$3,510,000	$2,013,000	57.4%

Rental revenue

The increase in rental revenues is primarily attributable to (1) the acquisition of three parking assets on August 25, 2021 and (2) increasing demand for parking during the three months ended September 30, 2021 compared to the same period in the prior year as a result of partial recovery from COVID-19 restrictions, implemented during 2020, intended to prevent its spread, including restrictions on public gatherings and implementing social distancing measures. As a result of COVID-19, the Company transitioned certain leases to management agreements in 2020. Per these management agreements, the tenant operated the property on behalf of the Company and paid their operating expenses from gross parking revenue and was required to remit an agreed upon percentage of the remainder to the Company instead of base rent payments. Revenues from these properties are recorded as management income. During 2021, the Company returned a number of these agreements back to leases. The Company is in process of returning all management agreements to leases, which will be a key component of remediating REIT status.

During the three months ended September 30, 2021 and 2020 the Company earned percentage rent on the following properties:

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Percentage rent income
MVP St Louis 2013	$23,000	$--	$23,000	100.0%
Mabley Place Garage	155,000	--	155,000	100.0%
MVP Ft Worth Taylor	142,000	--	142,000	100.0%
MVP Milwaukee Old World	21,000	--	21,000	100.0%
MVP Mini Venture	20,000	--	20,000	100.0%
MVP Milwaukee Arena	136,000	--	136,000	100.0%
Denver Sherman	5,000	--	5,000	100.0%
MVP Bridgeport Fairfield Garage	39,000	--	39,000	100.0%
Minneapolis City Parking	30,000	--	30,000	100.0%
Cleveland Lincoln	1,000	--	1,000	100.0%
MVP St Paul Holiday	56,000	--	56,000	100.0%
MVP St Louis 7th & Cere	65,000	--	65,000	100.0%
Raider Park	29,000	75,000	(46,000)	-61.3%
MVP Detroit Center Garage	401,000	--	401,000	100.0%
St. Louis Broadway	30,000	--	30,000	100.0%
MVP New Orleans Rampart	-	--	-
MVP Hawaii Marks	50,000	--	50,000	100.0%
Total revenues	$1,203,000	$75,000	$1,128,000	1504.0%

Variances in percentage rent earnings in 2021 compared to 2020 are due primarily to the conversion of property management agreements back to leases and fluctuations in transient parking business as a result of restrictions intended to slow the spread of COVID-19 and varying speeds of the opening of cities.

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Operating expenses
Property taxes	$864,000	$955,000	$(91,000)	(9.5%)
Property operating expense	338,000	263,000	75,000	28.5%
General and administrative	1,805,000	1,452,000	353,000	24.3%
Professional fees	413,000	384,000	29,000	7.6%
Depreciation and amortization expenses	1,437,000	1,305,000	132,000	10.1%
Impairment	--	6,475,000	(6,475,000)	(100.0%)
Total operating expenses	4,857,000	10,834,000	(5,977,000)	(55.2%)
Income (loss) from operations	$666,000	$(7,324,000)	$7,990,000	(109.1%)

Property taxes

The decrease in property taxes in 2021 compared to 2020 is attributable primarily to the lease amendments which increased the property tax burden on the Company in 2020 which resulted in certain one-time increases in expense during the three months ended September 30, 2020. For leases that are executed after the Transaction, it is the Company’s intent to be responsible for asset level property taxes.

Property operating expense

The increase in property operating expense in 2021 compared to 2020 is attributable primarily to COVID-19 restrictions in 2020, that reduced the demand for parking in certain locations which in turn reduced required repairs and maintenance expenses and other property operating expenses.

General and administrative

The increase in general and administrative expenses from 2020 to 2021 of approximately $350,000 was primarily attributable to an increase in payroll and related expenses of approximately $230,000 and increases in other office and administrative expenses.

Professional fees

Professional fees increased approximately $29,000 in the three months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily due to additional consultation fees of approximately $21,000 during the three months ended September 30, 2021.

Depreciation and amortization expenses

The increase in depreciation and amortization expenses was due to properties acquired during the third quarter of 2021.

Impairment

During the three months ended September 30, 2021, no impairment was recorded. During the three months ended September 30, 2020 the Company recorded approximately $6.5 million of asset impairment charges. These charges were recorded to write down the carrying value of these assets to their current fair market values. See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Other income (expense)
Interest expense	$(2,487,000)	$(2,326,000)	$(161,000)	6.9%
PPP Round #1 forgiveness	--	--	--	--
Gain from sale of investment in real estate	--	--	--	--
Income from DST	--	44,000	(44,000)	(100.0%)
Settlement of deferred management internalization	10,040,000	--	10,040,000	100.0%
Transaction expenses	(12,224,000)	--	(12,224,000)	(100.0%)
Gain on consolidation of DST	122,000	--	122,000	100.0%
Other income	5,000	--	5,000	100.0%
Total other expense	$(4,544,000)	$(2,282,000)	$(2,262,000)	99.1%

Interest expense

The increase of interest expense of approximately $130,000 was primarily attributable to the new loans assumed as part of the Transaction and due to higher private loan balances and higher interest rates on the Company’s private loan balances of approximately $11.6 million partially offset by a lower interest rate on the Company’s $55.5 million variable rate loans. Total loan amortization cost for the three months ended September 30, 2021 and 2020, was approximately $100,000 and $200,000, respectively.

For additional information see Note G – Notes Payable and Paycheck Protection Program Loan in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Gain on sale of investment in real estate

There were no sales of investments in real estate during the three months ended September 30, 2021 or 2020.

Income from DST and Gain on DST consolidation

The decrease in income from MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”), is due to the impact of COVID-19. Beginning in March 2020, MVP St. Louis did not generate distributable net income due to the delay of the opening of the major league baseball season and the fact that no fans were allowed to attend the games in 2020 when the season opened. Due to prior losses, MVP St. Louis did not generate distributable net income during the three months ended September 30, 2021.

Pursuant to the closing of the Transaction on August 25, 2021, management determined the change in structure of its investment in MVP St. Louis, DST lot, was deemed a reconsideration event. Based on the Company's evaluation, the Company began consolidating the investment in MVP St. Louis, respectively, as of August 25, 2021 and this change in structure resulted in a gain of approximately $0.1 million.

For additional information see Note I – Variable Interest Entities in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Transaction Expenses

Pursuant to the Closing of the Transaction on August 25, 2021, transaction expenses of approximately $12.2 million and the settlement of the deferred management internalization liability of $10.0 million were recorded in transaction expenses and settlement of deferred management internalization, respectively, in the Statement of Operations during the three months ended September 30, 2021.

Results of Operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues
Base rent income	$8,530,000	$11,525,000	$(2,995,000)	(26.0%)
Percentage rent income	1,443,000	402,000	1,698,000	284.9%
Management income	2,294,000	596,000	1,041,000	259.0%
Total revenues	$12,267,000	$12,523,000	$(256,000)	(2.0%)

Rental revenue

The decrease in rental revenues is primarily attributable to the continued decreased demand for parking as a result of COVID-19 and restrictions intended to prevent its spread, including restrictions on public gatherings and implementing social distancing measures, which in some cases eliminated or severely reduced the demand for parking. In addition, as a result of COVID-19, the Company transitioned certain leases to management agreements. Per these management agreements, the tenant now operates the property on behalf of the Company and pays their operating expenses from gross parking revenue and is required to remit an agreed upon percentage of the remainder to the Company instead of base rent payments. Revenues from these properties are recorded as management income.

During the nine months ended September 30, 2021 and 2020 the Company earned percentage rent on the following properties:

				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Percentage rent income
MVP St Louis 2013	$29,000	$--	$29,000	100.0%
Mabley Place Garage	192,000	--	192,000	100.0%
MVP Ft Worth Taylor	183,000	94,000	89,000	94.7%
MVP Milwaukee Old World	21,000	--	21,000	100.0%
MVP Mini Venture	42,000	--	42,000	100.0%
MVP Milwaukee Arena	136,000	--	136,000	100.0%
Denver Sherman	6,000	31,000	(25,000)	-80.6%
MVP Bridgeport Fairfield Garage	49,000	--	49,000	100.0%
Minneapolis City Parking	47,000	--	47,000	100.0%
Cleveland Lincoln	1,000	--	1,000	100.0%
MVP St Paul Holiday	56,000	--	56,000	100.0%
MVP St Louis 7th & Cere	65,000	--	65,000	100.0%
Raider Park	29,000	75,000	(46,000)	-61.3%
MVP Detroit Center Garage	493,000	153,000	340,000	222.2%
St. Louis Broadway	30,000	5,000	25,000	500.0%
MVP New Orleans Rampart	-	44,000	(44,000)	-100.0%
MVP Hawaii Marks	64,000	--	64,000	100.0%
Total revenues	$1,443,000	$402,000	$1,041,000	259.0%

Variances in percentage rent earnings in 2021 compared to 2020 are due primarily to the conversion of property management agreements back to leases and fluctuations in transient parking business as a result of the lessening of restrictions intended to slow the spread of COVID-19 and varying speeds of the opening of cities.

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Operating expenses
Property taxes	$2,656,000	$2,460,000	$196,000	8.0%
Property operating expense	894,000	1,374,000	(480,000)	(34.9%)
General and administrative	4,665,000	4,681,000	(16,000)	(0.3%)
Professional fees	2,243,000	592,000	1,651,000	278.9%
Acquisition expenses	--	3,000	(3,000)	(100.0%)
Depreciation and amortization expenses	3,953,000	3,948,000	5,000	0.1%
Impairment	--	14,115,000	(14,115,000)	(100.0%)
Total operating expenses	14,411,000	27,173,000	(12,763,000)	(47.0%)
Income (loss) from operations	$(2,144,000)	$(14,650,000)	$12,506,000	(85.4%)

Property taxes

The increase in property taxes during the nine-months ended 2021 compared to 2020 is attributable primarily to certain new lease agreements which have increased the property tax burden on the Company in 2021. These agreements were entered into during the second quarter of 2020. As a result, the impact is larger during the nine months ended September 30, 2021 than during the same period in the prior year. These new agreements generally allocate a larger portion of the properties’ annual property tax expense to the Company than previous agreements.

Property operating expense

The decrease in property operating expense in 2021 compared to 2020 is attributable primarily to COVID-19 restrictions that reduced the demand for parking in certain locations which in turn reduced required repairs and maintenance expenses and other property operating expenses.

General and administrative

The decrease in general and administrative expenses from 2020 to 2021 was primarily attributable to a decrease in director and officer insurance expense of approximately $300,000 offset by an increase in investor services expenses of approximately $100,000 and increases in other expenses.

Professional fees

Professional fees increased approximately $1.7 million in the nine months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily due to lower insurance proceeds received to reimburse the Company for legal fees, during the nine months ended September 30, 2021 for claims made against the director and officer insurance policy compared to the same period in the prior year. These reimbursements were related to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019.

See Note K – Legal in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Impairment

No impairment was recorded during the nine months ended September 30, 2021. During the nine months ended September 30, 2020 the Company recorded approximately $14.1 million of asset impairment charges. These charges were recorded to write down the carrying value of these assets to their current fair values. See Note B — Summary of Significant Accounting Policies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Other income (expense)
Interest expense	$(6,783,000)	$(6,910,000)	$127,000	(1.8%)
Other income	280,000	151,000	129,000	85.4%
Gain from sale of investment in real estate	--	694,000	(694,000)	(100.0%)
PPP Round #1 forgiveness	348,000	--	348,000	100.0%
Income from DST	--	143,000	(143,000)	(100.0%)
Settlement of deferred management internalization	10,040,000	--	10,040,000	100.0%
Gain DST	122,000	--	122,000	100.0%
Transaction expenses	(12,224,000)	--	(12,224,000)	(100.0%)
Total other expense	$(8,217,000)	$(5,922,000)	$(2,295,000)	38.8%

Interest expense

The decrease of interest expense of approximately $150,000 was primarily due to a lower interest rate on the Company’s $55.5 million variable rate loans partially offset by higher rates and balances in the approximately $11.6 million of private loans. Total loan amortization cost for the nine months ended September 30, 2021 and 2020, was approximately $200,000 and $600,000, respectively.

For additional information see Note G – Notes Payable and Paycheck Protection Program Loan in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Other income

During February 2021, the Company received a one-time cost of contract payment of $275,000 from SP+.

During May 2021, the Company received notification from the SBA stating that the round 1 PPP loan was forgiven in the amount of approximately $348,000.

During January 2020, the Company earned $144,000 from a tenant for the early termination of the parking lease at MVP Memphis Poplar.

During February 2020, the Company received approximately $6,000 for the energy efficiency fee at Detroit Center Garage.  Upon the completion of the lighting project at this property last year, the tenant agreed that if the energy costs did not meet or surpass $46,000 for the year, then the tenant would pay the Company 80% of the difference.

Income from DST and Gain DST

The decrease in income from MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”), is due to the impact of COVID-19. Beginning in March 2020, MVP St. Louis did not generate distributable net income due to the delay of the opening of the major league baseball season and the fact that no fans were allowed to attend the games in 2020 when the season opened. Due to prior losses, MVP St. Louis did not generate distributable net income during the nine months ended September 30, 2021.

Pursuant to the closing of the Transaction on August 25, 2021, management determined the change in structure of its investment in MVP St. Louis, DST lot, was deemed a reconsideration event. Based on the Company's evaluation, the Company began consolidating the investment in MVP St. Louis, respectively, as of August 25, 2021 and this change in structure resulted in a gain of approximately $0.1 million.

For additional information see Note I – Variable Interest Entities in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Gain from sale of investment in real estate

There were no sales of investments in real estate during the nine months ended September 30, 2021. On May 26, 2020 the Company sold a parking garage in San Jose, CA for cash consideration of $4.1 million to UC 88 Garage Owner LLC, a third-party buyer.  The Company used $2.5 million of the proceeds to pay off the existing promissory note secured by the MVP San Jose 88 Garage, LLC. The property was originally purchased in June 2016 for approximately $3.6 million. The gain on sale was approximately $700,000.

Transaction Expenses

Pursuant to the Closing of the Transaction on August 25, 2021, transaction expenses of approximately $12.2 million and the settlement of the deferred management internalization liability of $10.0 million were recorded in transaction expenses and settlement of deferred management internalization, respectively, in the Statement of Operations during the nine months ended September 30, 2021.

Liquidity and Capital Resources

The Company owns substantially all of its assets and conducts its operations through the Operating Partnership, of which it is the approximately 50.8% limited partner.

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the nine months ended September 30, 2021, the Company had a net loss of $14.8 million and had $18.1 million in cash, cash equivalents and restricted cash. In connection with preparing the unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for one year from the issuance of the September 30, 2021 financial statements.

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2021, the Company has $67.1 million of notes payable which will mature within one year after the date that these condensed consolidated financial statements are issued. The Company does not have sufficient cash on hand or available liquidity to repay the maturing notes payable as they become due. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response, the Company is currently pursuing approvals to execute extension options on a portion of the notes payable as well as a refinancing plan which would consolidate the near-term maturities into a single, larger facility. However, the refinancing plan is subject to market conditions that are not within the Company’s control, and therefore, implementation of management’s plans cannot be deemed probable at this time. As a result, management has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.

Sources and Uses of Cash

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(15,826,000)	$(5,304,000)
Net cash provided by (used in) investing activities	(3,598,000)	485,000
Net cash provided by financing activities	29,601,000	69,000

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020:

The Company’s cash and cash equivalents and restricted cash were approximately $18.2 million as of September 30, 2021, which was an increase of approximately $11.3 million from the same period in 2020.

Cash flows from operating activities

Net cash used in operating activities during the nine months ended September 30, 2021 was approximately $15.8 million, compared to approximately $5.3 million for the same period in 2020. The increase was primarily due to the Transaction expenses of approximately $12.2 million contributing to a higher net loss, net of non-cash items, than during the prior period.

Cash flows from investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 was approximately $3.6 million, compared to approximately $500,000 during the nine months ended September 30, 2020. This increase is due to the purchase of an additional real estate investment.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was approximately $29.6 million compared to approximately $70,000 net cash provided by financing activities during the same period in 2020. The change in cash provided by  financing activities was primarily due the cash contribution at the Closing of the Transaction.

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

To the extent that the working capital reserve is insufficient to satisfy the Company’s cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing, if such borrowing becomes available in the future or sale or issuance of OP Units. In addition, subject to certain exceptions and limitations, the Company may incur indebtedness in connection with the acquisition of any real estate asset to the extent such indebtedness becomes available to the Company in the future, refinance the debt thereon, arrange for the leveraging of any previously unencumbered property or reinvest the proceeds of financing or refinancing in additional properties.

In response to the COVID-19 pandemic, the Company entered into certain temporary loan modification agreements and new loan agreements with certain lenders during 2020. All of these loans had reverted back to their normal payment terms on or before June 30, 2021. These modification agreements are described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Loan modification agreements and new loan agreements entered into during 2021, through the date of this filing, are described below.

Pursuant to the Closing of the Transaction, the Company refinanced the following loans with Vestin Realty Mortgage I and II. Each loan is interest only, bears interest at 7.0% and matures on August 25, 2022.

Loan	Lender	Balance as of 9/30/21
MVP Clarksburg Lot	Vestin Realty Mortgage I	$476,000
MCI 1372 Street	Vestin Realty Mortgage I	574,000
MVP Milwaukee Old World	Vestin Realty Mortgage I	1,871,000
MVP Milwaukee Clybourn	Vestin Realty Mortgage I	191,000
MVP Wildwood NJ Lot, LLC	Vestin Realty Mortgage I	1,000,000
MVP Cincinnati Race Street, LLC	Vestin Realty Mortgage II	3,450,000
Minneapolis Venture	Vestin Realty Mortgage I	4,000,000
Total		$11,562,000

On February 8, 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement with multiple lenders. The agreement increased the interest rate from 8% to 9%, an additional $845,000 was funded increasing the note balance to $1,807,000 and the maturity date of the note was extended to December 31, 2021. This loan was refinanced with Vestin Realty Mortgage I at the Closing of the Transaction and bears interest at 7.0% and matures on August 25, 2022.

On March 12, 2021, MVP Cincinnati Race St., LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement with multiple lenders. In which an additional $900,000 was funded, increasing the note balance to $3,450,000 and the maturity date of the note was extended to December 31, 2021 and the interest rate increased to 9%. All other terms remained the same. This loan was refinanced with Vestin Realty Mortgage II at the Closing of the Transaction and bears interest at 7.0% and matures on August 25, 2022.

On June 2, 2021, the Company issued a $400,000 Convertible Promissory Note (the “Note) to the Purchaser. The Note accrued interest at a rate of 7.0% per annum and has a maturity date of December 31, 2021, unless an amount equal to the principal and accrued interest is converted into limited partnership interests of the Operating Partnership at the closing of the Transaction. On the Closing, the outstanding principal balance and any unpaid accrued interest was automatically converted into OP Units at a conversion price equal to the quotient of the outstanding balance divided by $11.75, rounded to the nearest whole unit. On July 1, 2021, the Company entered into an additional $400,000 Note under the same terms. On August 1, 2021, the Company entered into an additional $400,000 Convertible Promissory Note with the Purchaser under the same terms. This loan was paid in full at the Closing of the Transaction on August 25, 2021.

On July 14, 2021, MVP Milwaukee Old World, LLC, and MVP Milwaukee Clybourn, LLC, subsidiaries of the Company, entered into an Amended and Restated Promissory Note Agreement with multiple lenders. An additional $255,000 was funded increasing the note balance to $2,062,000. All other terms of this note remained the same. This loan was refinanced with Vestin Realty Mortgage I at the Closing of the Transaction and bears interest at 7.0% and matures on August 25, 2022.

Distributions and Stock Dividends

On March 22, 2018, the Company suspended the payment of distributions on its common stock. There can be no assurance that cash distributions to the Company’s common stockholders will be resumed in the future. The actual amount and timing of distributions, if any, will be determined by the Company’s board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors.

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

The offering price was $1,000 per share. In addition, each investor in the Series A received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before March 24, 2022, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of September 30, 2021 is immaterial. As of September 30, 2021, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. If all the potential warrants outstanding at September 30, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 84,510 shares of common stock and would receive gross proceeds of approximately $2.1 million.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series A, however, such distributions will continue to accrue in accordance with the terms of the Series A.

For additional information see Note L —Preferred Stock and Warrants in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From initial issuance through September 30, 2021, the Company had declared distributions of approximately $937,000 of which approximately $597,000 had been paid to Series A stockholders.

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

The offering price is $1,000 per share. In addition, each investor in the Series 1 will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s common stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series 1 offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before January 31, 2023, the five-year anniversary date, these warrants then will expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of September 30, 2021 is immaterial. As of September 30, 2021, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. If all the potential warrants outstanding at September 30, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 1,382,675 shares of common stock and would receive gross proceeds of approximately $34.6 million.

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series 1, however, such distributions will continue to accrue in accordance with the terms of the Series 1.

For additional information see Note L —Preferred Stock and Warrants in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various related party transactions, agreements and fees.

From issuance date through September 30, 2021, the Company had declared distributions of approximately $10.8 million of which approximately $6.4 million had been paid to Series 1 stockholders.

Warrants

On August 25, 2021, in connection with the Closing of the Transaction, the Company entered into a warrant agreement (the “Warrant Agreement”) pursuant to which it issued warrants (the “Warrants”) to the Purchaser to purchase up to 1,702,128 shares of Common Stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million. Each whole Warrant entitles the registered holder thereof to purchase one whole share of Common Stock at a price of $11.75 per share (the “Warrant Price”), subject to customary adjustments, at any time following a “Liquidity Event,” which is defined as an initial public offering and/or listing of the Common Stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange. The Warrants will expire five years after the date of the Warrant Agreement.

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of September 30, 2021, all outstanding warrants issued by the Company were classified as equity.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when management determines that it is more likely than not that all or some portion of the deferred tax asset will not be realized. A full valuation allowance has been recorded for deferred tax assets due to the Company’s history of taxable losses.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of September 30, 2021.

Critical Accounting Policies

Our 2020 Annual Report on Form 10-K, originally filed with the SEC on March 31, 2021, contains a description of our critical accounting policies and estimates, including those relating to real estate investments and acquisitions. There have been no significant changes to our critical accounting policies during 2021.

Subsequent Events

See Note M —Subsequent Events in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the various subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing the Company’s business plan, the Company expects that the primary market risk to which the Company will be exposed is interest rate risk. The Company’s primary interest rate exposure will be the one-month LIBOR rate. In order to mitigate this risk, the Company entered into an Interest Rate Protection Agreement for the $37M LoanCore loan (rate cap) that caps the loan’s interest rate at the loan’s LIBOR Floor. This rate cap, which is immaterial, effectively fixes the rate on this loan to the current rate of 5.60% and eliminates the threat of rising interest rates on this floating rate loan.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note K —Legal in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a description of a purported class action lawsuit that was filed on March 12, 2019, additional actions in Maryland and the SEC investigation.

On April 6, 2021, a Stipulation and Agreement of Compromise, Settlement and Release was approved by the Circuit Court for Baltimore County (the “Stipulation”) for the resolution of putative class action litigation in which the Company was a defendant (the “Settlement”). The Settlement was a condition to the Closing of the Transaction. The Stipulation also provides that Purchaser has agreed to commence the Tender Offer. The Tender Offer commenced on October 5, 2021 and expired on November 5, 2021

The Company has previously disclosed pending class action legal proceedings facing the Company and the Former Advisor and/or Mr. Shustek prior to the completion of the Transaction. Pursuant to the Closing of the Transaction, the Settlement Agreement (as defined in the Purchase Agreement) was entered into subject to completion of Color Up’s Tender Offer for up to 900,506 shares of the Company’s outstanding common stock at $11.75 per share. Color Up launched the Tender Offer on October 5, 2021 and it expired on November 5, 2021. Upon the expiration of the Tender Offer, the terms of the Settlement Agreement were satisfied and the prior lawsuits settled.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program, other than for hardship repurchases in connection with a shareholder’s death. Repurchase requests made in connection with the death of a stockholder were repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company had established an estimated NAV per share, 100% of such amount as determined by the Company’s board of directors, subject to any special distributions previously made to the Company’s stockholders. The Company did not repurchase shares of common stock pursuant to the hardship exception under this program during the three months ended September 30, 2021.

As of the date of this filing, 48,318 shares have been redeemed of which 33,232 shares were hardship repurchases.

March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

Recent Sales of Unregistered Securities

Effective November 8, 2021, Purchaser executed a subscription agreement with the Company pursuant to which Purchaser acquired the remaining 22,424 shares of the Company’s common stock pursuant to the Tender Offer (the “Offer”). As a result of the Tender Offer and the purchase of Shares by the Purchaser, Purchaser directly owns 2,624,831 shares (approximately 33.81%) of Company common stock as of November 8, 2021. See Note M —Subsequent Events in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a description of the Tender Offer and sale of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Effective November 18, 2021, the Company appointed Stephanie Hogue, President, as a co-principal financial officer for purposes of the certifications required on this Form 10-Q and other reports required by the Securities Exchange Act of 1934, as amended. In connection with this appointment, there is no additional compensation awarded or changes to Ms. Hogue’s compensation package disclosed in her employment agreement filed as Exhibit 10.11 to the Form 8-K filed on August 31, 2021. Ms. Hogue’s biographical information is included in the Form 8-K filed on August 31, 2021.

ITEM 6. EXHIBITS

3.1(1)	Articles of Amendment and Restatement of THE PARKING REIT, Inc.
3.2(2)	Articles of Amendment of THE PARKING REIT, Inc.
3.3(8)	Articles of Amendment of MOBILE INFRASTRUCTURE CORPORATION
3.4(3)	Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.5(4)	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.6(8)	Amended & Restated Bylaws of MOBILE INFRASTRUCTURE CORPORATION.
3.7(6)	Second Amended and Restated Agreement of Limited Partnership of MVP REIT II Operating Partnership, LP. Dated November 2, 2021
10.1(7)	Tax Matters Agreement, dated August 25, 2021, by and between The Parking REIT, Inc., MVP REIT II Operating Partnership, L.P. and each Protected Partner
10.2(7)	Stockholders Agreement, dated August 25, 2021, by and between The Parking REIT, Inc. and The Investors Identified on the Signature pages thereto.
10.3(7)	Assignment of Claims, Causes of Action, and Proceeds, dated August 25, 2021, by The Parking REIT, Inc. in favor of Michael V. Shustek, MVP Realty Advisors, LLC, Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc. and their designees, successors, representatives, heirs and assigns.
10.4(7)	Warrant Agreement, dated August 25, 2021, by and between The Parking REIT, Inc. and Color Up, LLC.
10.5(7)	Amended and Restated Registration Rights Agreement, dated November 2, 2021, by and among The Parking REIT, Inc. and the Holders.
10.6(7)	Termination of Registration Rights Agreement, dated August 25, 2021, by and among The Parking REIT, Inc., MVP Realty Advisors, LLC, Michael V. Shustek, Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc.
10.7(7)	Software License and Development Agreement, dated August 25, 2021, by and between The Parking REIT, Inc. and DIA Land Co., LLC.
10.8(7)	First Amendment to Services Agreement, dated August 25, 2021, by and among the Parking REIT, Inc., MVP REIT II Operating Partnership, LP, Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., MVP Realty Advisors, LLC and Michael V. Shustek.
10.9(7)	First Amendment to Contribution Agreement, dated August 25, 2021, by and among The Parking REIT, Inc., Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., MVP Realty Advisors, LLC and Michael V. Shustek.
10.10(7)**	Employment Agreement, dated August 25, 2021, by and between the Company and Manuel Chavez.
10.11(7)**	Employment Agreement, dated August 25, 2021, by and between the Company and Stephanie Hogue.
10.12(6)	Securities Purchase Agreement, dated as November 2, 2021, by and among The Parking REIT, Inc., MVP REIT II Operating Partnership, L.P. and HSCP Strategic III, L.P.
10.13(6)	Class A Unit Agreement, dated November 2, 2021, by and MVP REIT II Operating Partnership, L.P. and HSCP Strategic III, L.P.
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)	The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2021, formatted in XBRL (extensible Business Reporting Language (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.
**	Management compensatory agreement.
(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015 and incorporated herein by reference.
(2)	Filed previously on Form 8-K on December 18, 2017 and incorporated herein by reference.
(3)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(4)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(5)	Filed previously with the Registration Statement on Form S-11 on July 28, 2015 and incorporated herein by reference.
(6)	Filed previously on Form 8-K on November 4, 2021 and incorporated herein by reference.
(7)	Filed previously on Form 8-K on August 31, 2021 and incorporated herein by reference.
(8)	Filed previously on Form 8-K on November 12, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

By:	/s/ Manuel Chavez, III
Manuel Chavez, III
Chief Executive Officer
Date:	November 18, 2021

By:	/s/ Stephanie Hogue
Stephanie Hogue
President
Date:	November 18, 2021

By:	/s/ J. Kevin Bland
J. Kevin Bland
Chief Financial Officer
Date:	November 18, 2021