Form 10-K
period 2021-12-31
Mobile Infrastructure Corp
filed 2022-03-30
CIK 1642985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s Telephone Number, including Area Code: 513 834-5110

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: There is no established market for the Registrant's shares of common stock. On January 14, 2021, the board of directors of the Registrant approved an estimated net asset value per share of the Registrant's common stock of $11.75. There were approximately 5,999,203 shares of common stock held by non-affiliates at June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 28, 2022
Common Stock, $0.0001 Par Value	7,762,375

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

The forward-looking statements included herein are based upon the Company’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

•	the fact that the Company has limited history, as the Company was formed in 2015;
•	the Company’s ability to complete a liquidity event;
•	the Company’s ability to generate sufficient cash flows to pay distributions to the Company’s stockholders;
•	the impact on our business and those of our tenants from epidemics, pandemics or outbreaks of an illness, disease or virus (including COVID-19), including lockdowns and similar mandates;
•	the fact that the Company has experienced net losses since inception and may continue to experience additional losses;
•	changes in economic conditions generally and the real estate and debt markets specifically, including economic trends impacting parking facilities;
•	risks inherent in the real estate business, including the ability to secure leases at favorable terms, tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;
•	competitive factors that may limit the Company’s ability to make investments or attract and retain tenants;
•	the ability of leases under our New Lease Structure (as defined below) to provide increases in same property rental revenue as compared to our prior leases;
•	the Company’s ability to attain its investment strategy or increase the value of its portfolio;
•	the Company’s reliance on our new management team’s experience in the parking industry and their ability to grow our portfolio;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	the Company’s ability to successfully integrate pending acquisitions and transactions and implement an operating strategy;
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in the Company’s portfolio;
•	the Company’s ability to act on its pipeline of acquisitions;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
•	changes in interest rates;
•	the Company’s ability to negotiate amendments or extensions to existing debt agreements;
•	the Company’s loss of REIT status and ability to remediate its loss of REIT status under U.S. federal income tax law;
•	potential adverse impacts from changes to the U.S. tax laws; and
•	changes to generally accepted accounting principles, or GAAP.

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

PART I

ITEM 1.                BUSINESS

General

Mobile Infrastructure Corporation (formerly known as The Parking REIT, Inc.) (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015. The Company focuses on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. The Company targets both parking garage and surface lot properties primarily in top 50 U.S. Metropolitan Statistical Areas (“MSAs”), with proximity to key demand drivers, such as airports, transportation hubs, educational facilities, government buildings and courthouses, sports and entertainment venues, hospital and health centers, hotels, office complexes and residences.

As of December 31, 2021, the Company owned 44 parking facilities in 22 separate markets throughout the United States, with a total of 15,263 parking spaces and approximately 5.3 million square feet.  The Company also owns approximately 0.1 million square feet of retail/commercial space adjacent to its parking facilities.

The Company is led by an experienced management team with more than 50 years of combined industry experience and relationships. The management team, including our Chief Executive Officer and our President and Interim Chief Financial Officer, has extensive experience acquiring and operating real estate and the Company has a seasoned investment team that uses a defined and disciplined approach to underwriting parking facilities for potential acquisition. Our Chief Executive Officer, Manuel Chavez, has over 25 years of experience in the parking and commercial real estate sector. Mr. Chavez founded Bombe Asset Management, LLC, a Cincinnati, Ohio based alternative asset management firm, or Bombe, in 2017 after a 15-year career at PCA, Inc., the second largest off airport parking operator in the United States, where he served as Chief Executive Officer from 2007 to 2017. Stephanie Hogue, our President and Interim Chief Financial Officer, had over 15 years of experience in mergers and acquisitions and capital markets in various real estate and infrastructure asset classes before she joined Bombe in 2020.

Effective January 1, 2022, the Company amended the majority of its leases with tenants to provide for a modified net lease structure typically consisting of a base rent component plus percentage rent above a negotiated threshold, which is referred to as the New Lease Structure. The Company believes that the New Lease Structure will result in an increase in property revenue compared to the prior leases.

The Company is the sole general partner of Mobile Infra Operating Partnership, L.P., formerly known as MVP REIT II Operating Partnership, LP, a Maryland limited partnership (the “Operating Partnership”). The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership, is the sole general partner of the Operating Partnership and owns approximately 45.8% of the common units of the Operating Partnership (the “OP Units”). Color Up, LLC, a Delaware limited liability company (“Color Up” or “Purchaser”) and HSCP Strategic III, LP, a Delaware limited partnership (“HS3”), are limited partners of the Operating Partnership and own approximately 44.2% and 10%, respectively, of the outstanding OP Units. Color Up is our largest stockholder and is controlled by the Company’s Chief Executive Officer and a director, Manuel Chavez, the Company’s President, Interim Chief Financial Officer, Treasurer, Secretary and a director, Stephanie Hogue, and a director of the Company, Jeffrey Osher. HS3 is controlled by Mr. Osher.

The Company previously elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and operated in a manner that allowed the Company to qualify as a REIT through December 31, 2019.  As a consequence of the COVID-19 pandemic, the Company entered into temporary lease amendments with some of its tenants during the year ended December 31, 2020. The income generated under these lease amendments did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020. Accordingly, the Company did not qualify for taxation as a REIT in 2020 and has been taxed as a C corporation beginning with its 2020 taxable year.

As a C corporation, the Company is subject to federal income tax on its taxable income at regular corporate rates. In addition, any distributions to our stockholders will not be deductible by the Company. As a result, being taxed as a C corporation rather than as a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, as a C corporation, the Company is not required to distribute any amounts to its stockholders. For further information on distributions to stockholders, see Part I, Item 1A “Risk Factors – Our cash distributions are not guaranteed and may fluctuate” and Part II, Item 5 of this Annual Report.

Recapitalization

On January 8, 2021, the Company entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, the Operating Partnership, Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII”), and Michael V. Shustek (“Mr. Shustek” and together with VRMI and VRMII, the “Former Advisor”) and Color Up (the “Purchaser”). The transactions contemplated by the Purchase Agreement are referred to herein collectively as the “Transaction.”

On August 25, 2021, the closing of the Transaction occurred (the “Closing”). As a result of the Transaction, the Company acquired three multi-level parking garages consisting of approximately 765 and 1,625 parking spaces located in Cincinnati Ohio and approximately 1,154 parking spaces located in Chicago, Illinois totaling approximately 1,201,000 square feet. In addition to the parking garages contributed, proprietary technology was contributed to the Company, which will provide Management real-time information on the performance of assets. Pursuant to the Closing, the Operating Partnership issued 7,495,090 newly issued common units of the Operating Partnership (the “OP Units”) at $11.75 per unit for total consideration of $84.1 million, net of transaction costs. The consideration received consisted of $35.0 million of cash, three parking assets with a fair value of approximately $98.8 million (“Contributed Interests”) and technology with a fair value of $4.0 million. The Company also assumed long-term debt with a fair value of approximately $44.5 million. In addition, the Company issued warrants to Color Up to purchase up to 1,702,128 shares of Common Stock at an exercise price of $11.75 for an aggregate cash purchase price of up to $20 million. The fair value of the warrants recorded as of the Closing was approximately $3.3 million. Transaction expenses not directly related to the acquisition of the Contributed Interests or issuance of OP Units of approximately $12.2 million and the settlement of the deferred management internalization liability of $10.0 million were recorded in transaction expenses and settlement of deferred management internalization, respectively, in the Statement of Operations.

At the Closing, Mr. Shustek resigned as a director and officer of the Company and its subsidiaries and Mr. Chavez became the Chief Executive Officer of the Company and Ms. Hogue became the President of the Company. Mr. Shustek no longer owns any shares of the Company.

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

Objectives

As noted above, the Company closed on the Transaction on August 25, 2021, which resulted in a new management team. In addition, as of December 3, 2021, Ms. Hogue was appointed Interim Chief Financial Officer of the Company. Over the next twelve months management will be focused predominantly on the following:

•	Identifying paths for remediation of REIT status, which is desirable as the Company moves towards a potential liquidity event;
•	Working with third-party tenants to optimize the performance of our parking facilities and other assets to move towards cash flow positivity;
•	Reducing corporate overhead to move the Company towards profitability; and
•	Pursuing options for refinancing our near-term debt maturities.

The Company’s strategic plan includes pursuing acquisitions as well as a potential liquidity event, which may include a potential listing event or other alternatives intended to provide the Company scale and capacity to grow beyond its current asset base.

Since the Closing, our new management team has been working closely with our tenants to evaluate capital requirements of the assets, with a view to understanding current and future demand drivers of those assets. The Company has been implementing the recently contributed proprietary technology which will provide real-time information on the performance of assets. Going forward under the New Lease Structure, the Company is involved with capital expenditures related to upgrades and optimization of our parking facilities, including but not limited to gate arm systems, lighting, and large capital improvements to structure and concrete. We expect to maintain an active dialogue with our tenants for the betterment of the Company’s portfolio.

Investment Strategy & Criteria

Because of the Company’s management team’s long experience in the parking industry, the new management team often receives off-market calls for parking facilities that are not yet being marketed for sale, as well as have early notices on properties just getting ready to be marketed. As such, the Company has a pipeline of acquisitions that is both bespoke and actionable, that the Company believes are off-market and largely unavailable to our competitors. The Company intends to continue to consolidate the industry through acquisitions, partnering with both owners and operator tenants, to create a meaningful pipeline and scale.

The Company’s investment strategy has historically focused primarily on acquiring, owning and leasing parking facilities to third-party operators, including parking lots, parking garages and other parking structures throughout the United States.  The Company has historically focused primarily on investing in income-producing parking lots and garages with air rights in MSAs. In expanding the Company’s portfolio, the Company will seek geographically diverse investments that address multiple key demand drivers and demonstrate consistent consumer use, that are expected to generate cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following key demand drivers:

•	Airports
•	Transportation hubs
•	Educational facilities
•	Government buildings and courthouses
•	Sports and entertainment venues
•	Hospitals and health centers
•	Hotels
•	Office complexes
•	Residential facilities

The Company targets parking facilities that are near multiple key demand drivers so as not to be solely reliant on a single source of income.  Parking garages in downtown cores constitute a large portion of the Company’s parking facilities as they serve multiple key demand drivers.

As a result of the COVID-19 pandemic, such key demand drivers have been and are expected to be diminished for an indeterminate period of time with an uneven return to downtown cores across our properties. Many state and local governments have restricted public gatherings, which has in some cases eliminated or severely reduced the demand for parking.

The Company is working closely with current tenants to understand the return to each individual market, both as the Company considers the key demand drivers of the Company’s current assets, as well as new assets that the Company may consider acquiring as part of normal course of business.

The Company is focused on acquiring properties that are expected to generate cash flow, located in populated MSAs and expected to produce income within 12 months of the properties’ acquisition.

In the event of a future acquisition of properties, the Company would expect the foregoing criteria to serve as guidelines; however, management and the Company’s Board of Directors may vary from these guidelines to acquire properties which they believe represent value or growth opportunities.

The Company’s investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. The Company has obtained or intends to obtain all permits and approvals necessary under current law to operate its investments.

The Company cannot assure you that they will attain investment objectives or that the value of the Company’s assets will not decrease. The Company’s board of Board of Directors reviews the Company’s investment policies at least annually to determine whether investment policies continue to be in the best interests of the Company’s shareholders.

Concentration

As of December 31, 2021, the Company had concentrations in Cincinnati (20.8%), Detroit (13.8%), Chicago (9.5%), and Houston (8.5%) based on book value of the real estate the Company owned.

One tenant, SP Plus Corporation (Nasdaq: SP) (“SP+”), operated properties that contributed approximately 60.5% of our parking rental revenue for the year ended December 31, 2021. SP+ is one of the largest providers of parking management in the United States. SP+ typically enters into contractual relationships with property owners or managers as opposed to owning parking facilities. As of December 31, 2021, SP+ managed approximately 3,200 locations in North America.

SP+, together with our next top four tenants, operated properties that contributed approximately 88.4% of our parking rental revenue for the year ended December 31, 2021. These four tenants are Premier Parking (12.6%), Interstate Parking (5.7%), Denison Parking (4.8%), and Parking Company of America, Inc. d/b/a Park Place (4.8%).

Competition

The Company has significant competition with respect to the acquisition of real property. Competitors include REITs, owners and operators of parking facilities, private investment funds, hedge funds and other investors, many of which have significantly greater resources. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If the Company pays higher prices for investments, the returns will be lower and the value of assets may not increase or may decrease significantly below the amount paid for such assets.

The Company’s parking facilities face, and any parking facilities acquired or invested in, will face, intense competition, which may adversely affect parking and rental income. The relatively low cost of entry has led to a strongly competitive, fragmented market consisting of competitors ranging from single facility operators to large regional and national multi-facility operators, including several public companies. In addition, the Company’s parking facilities compete with building owners that provide on-site paid parking. Certain competitors have more experience in owning and operating parking facilities. Moreover, some of the competitors will have greater capital resources, greater cash reserves, less demanding rules governing distributions to shareholders and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available, may increase acquisition costs and may reduce demand for parking facilities, all of which may adversely affect operating results.

The Company will compete with numerous other persons or entities seeking to attract tenants to parking facilities the Company acquires. These persons or entities may have greater experience and financial strength. There is no assurance that the Company will be able to attract tenants on favorable terms, if at all. For example, the Company’s competitors may be willing to offer space at rental rates below our rates, causing the Company to lose existing or potential tenants and pressuring the Company to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect results of operations, financial condition, value of the Company’s investments and ability to pay distributions.

Government Regulations

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

Human Capital

The Company had 18 employees as of December 31, 2021. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

The Company’s key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse bench of talent that translates into a strong and successful workforce.

Available Information

The Company is subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as a result, files the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC from time to time. The SEC maintains a website (http://www.sec.gov) that contains the Company’s annual, quarterly and current reports, proxy and information statements and other information the Company files electronically with the SEC from time to time. Access to these filings is free of charge and can be accessed on the Company’s website, www.mobileit.com. The information on, or accessible through, the Company’s website is not incorporated into and does not constitute a part of this Annual Report or any other report or document the Company files with or furnishes to the SEC from time to time.

ITEM 1A. RISK FACTORS

Summary Risk Factors

Set forth below is a summary of the risks, as described under item 1A – Risk Factors in this Annual Report on Form 10-K.

Risks Related to Our Business

•	The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations, and its duration and ultimate lasting impact is unknown.
•	The Company has a limited operating history and has experienced net losses in the past and we may experience additional net losses in the future.
•	The Company will need to improve cash flow from operations.
•	The Company needs to continue the successful integration of the assets that were acquired during the fiscal year and relies on our new management team for a successful integration.
•	The Company may be unable to attain its investment strategy or increase the value of its portfolio.
•	The Company relies on its new management team’s experience in the parking industry and their ability to grow its portfolio.
•	Shares of our Common Stock are illiquid. No public market currently exists for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. It will be difficult for stockholders to sell shares, and if stockholders are able to sell shares, it may be at a substantial discount.
•	As we are no longer a REIT, cash distributions are not required or guaranteed, and unless the Company can remediate its REIT status, may not be reinstated until REIT status is resolved.
•	Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of Common Stock.
•	Security breaches through cyber-related attacks on us or our tenants could cause disruption to our business or our operators ability to collect payment and meet rent obligations.
•	While prior legal matters, both the class action lawsuit and SEC investigation, have been resolved, the Company could face other legal matters, which would distract our officers from attending to the Company’s business and could have a material impact on the Company.
•	We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.

Risks Related to Our Portfolio

•	Our revenues are significantly influenced by demand for central business district parking facilities generally, and a decrease in such demand, or continued negative impact from the COVID-19 pandemic in various markets, would likely have a greater adverse effect on our revenues than if we owned a more diversified parking or real estate portfolio.
•	Our parking facilities face intense competition, which may adversely affect rental and fee income.
•	Our leases expose us to certain risks, and our investments in real estate expose us to risks traditionally found with real estate investment companies.
•	Uninsured losses or premiums for insurance coverage may require the Company to use cash instead of allocating cash to investments, which may adversely impact stockholder returns.
•	Our costs of compliance with governmental laws and regulations may be high across the United States, and local markets could implement additional compliance requirements.
•	Real property is an illiquid investment, and we may not be able to sell assets if we need to for cash.
•	Sale of assets, if required or appropriate, may require us to expend funds to make improvements before a property can be sold at full market value and we cannot guarantee we will have the cash on hand to make all improvements required by the market.
•	Volatility in the changing market values of our investments may adversely impact our financial statements, which may reduce earnings and/or cash available for shareholders.
•	The Company will need to scale substantially to increase shareholder returns. An inability to make accretive acquisitions could impact our long-term ability to raise capital and provide stable dividends.

Risks Related to Our Financing Strategy

•	If we cannot obtain sufficient capital on acceptable terms, our ability to operate could be materially adversely impacted.
•	Instability in the debt markets and other factors may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.
•	Certain loans are and may be secured by mortgages on our properties and if we default under our loans, we may lose properties through foreclosure.

Risks Related to Conflicts of Interest

•	Our executive officers face conflicts of interest related to their positions and interests in our affiliates, which could hinder our ability to implement our business strategy and to generate returns to stockholders.

Risks Related to Our Corporate Structure

•	Certain provisions of Maryland law could inhibit changes in control.
•	Our charter contains provisions that make removal of our directors difficult, which makes it more difficult for our stockholders to effect changes to our management and may prevent a change in control of our company that is in the best interests of our stockholders.
•	Our rights and the rights of our stockholders to take action against our directors and officers are limited.
•	If we issue additional shares or Operating Partnership units, shareholder interests may be diluted.

Federal Income Tax Risks

•	An inability to requalify as a REIT would have significant adverse consequences to us and the value of our Common Stock and may limit our options to pursue a liquidity event.

Risks Related to Our Business

The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations, and its duration and ultimate lasting impact is unknown.

The COVID-19 pandemic and restrictions intended to prevent its spread have had a significant adverse impact on economic and market conditions around the world, including in the United States. These conditions have had, and may continue to have, a material adverse impact on our business. In particular, many of our parking facilities are located near government buildings and sports centers, which depend in large part on consumer traffic, and conditions that lead to a decline in consumer traffic have had a material and adverse impact on those businesses. Many state and local governments restricted public gatherings or required people to shelter in place, which also had, in some cases, eliminated or severely reduced the demand for parking. Such events have adversely impacted and may continue to adversely impact our tenants’ operations and/or cause the temporary closure of our tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, significantly impact or eliminate the rental revenue we generate from our leases with them. In particular, our tenants pay us percentage rent, which is based on the amount by which gross revenues of each parking facility exceeds a base amount; therefore, declines in occupancy and the decreases in utilization resulting from the restrictions intended to prevent the spread of COVID-19 and the disruption or closure of our tenants’ operations as a result of the COVID-19 pandemic have, and may in the future, reduce the annualized parking revenues we earn.

Although occupancy and utilization at our parking facilities are beginning to recover from their low point experienced during the COVID-19 pandemic, they remain below pre-COVID-19 pandemic levels and may continue to remain so indefinitely. We may experience future declines as a result of a resurgence of the COVID-19 pandemic from time-to-time or otherwise.

The duration and ultimate impact of the COVID-19 pandemic is not known. Our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations may continue to be negatively impacted as a result of the COVID-19 pandemic and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic for an extended period, which would also have a material adverse effect on the value and trading price of our Common Stock.

We have a limited operating history which makes our future performance difficult to predict.

We were formed on May 4, 2015 and merged with MVP REIT, Inc., which was formed on April 3, 2012, on December 15, 2017. In addition, our management function was internalized effective April 1, 2019. In addition, following the Closing, a new management team took over. Accordingly, we have a limited operating history, particularly as an internally managed company and with a new management team. Stockholders should not assume that our future performance will be similar to the past performance of other real estate investment programs. Our lack of an operating history increases the risk and uncertainty that stockholders face in making or holding an investment in our shares.

We have experienced net losses in the past, and we may experience additional net losses in the future.

Historically, we have experienced net losses (calculated in accordance with GAAP), and we may not be profitable or realize growth in the value of our portfolio. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other portfolio investments. For a further discussion of our operational history and the factors affecting our net losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report and our accompanying consolidated financial statements and notes thereto.

The Company will need to improve cash flow from operations to avoid a future liquidity shortfall.

The Company must improve operational performance to avoid a liquidity shortfall. The Company’s ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside its control, including the impact of COVID-19 and return to normal daily activities, which are inconsistent across markets.  Some of the Company’s loan agreements require that the Company maintain certain liquidity and net worth levels. As of the date of this Annual Report, the Company was in compliance with all lender requirements. Should operational performance not materially improve through 2022, the Company will need to evaluate additional alternatives to raise capital to avoid a liquidity shortfall with its lenders.

The Company will need to continue the successful integration of the properties and management acquired pursuant to the Equity Purchase and Contribution Agreement.

On August 25, 2021, the Closing of the Transaction occurred. As a result of the Transaction, the Company acquired three multi-level parking garages consisting of approximately 765 and 1,625 parking spaces located in Cincinnati Ohio and approximately 1,154 parking spaces located in Chicago, Illinois totaling approximately 1,201,000 square feet. In addition to the parking garages contributed, proprietary technology was contributed to the Company, which will provide management real-time information on the performance of assets. Additionally, Manuel Chavez and Stephanie Hogue were added to the management team as Chief Executive Officer and President, respectively. The success of the acquisition will depend, in part, on the Company’s ability to successfully combine and integrate the properties and management and realize the anticipated benefits, including synergies, cost savings, and operational efficiencies, in a manner that does not materially disrupt existing tenant and employee relations. We have incurred substantial expenses in connection with the completion of the Transaction and we expect to incur further expenses to complete the integration. If the Company is not able to successfully integrate the acquired properties and management team, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected. Some of the factors to successful integration are outside of the Company’s control, including certain impacts of the COVID-19 pandemic discussed elsewhere in our risk factors, and any one of them could result in delays, increased costs, decreases in the amount of expected revenue or synergies, and diversion of management’s time and energy, which would materially affect our financial position, results of operations and cash flows.

We depend on our management team. The loss of key personnel could have a material adverse effect upon our ability to conduct and manage our business.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our management team in the identification and acquisition of investments, the determination of any financing arrangements, the management of our portfolio and operation of our day-to-day activities. The loss of services of one or more members of our key personnel or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, parking facility operators and managers and other industry personnel, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to stockholders in the future and the value of our Common Stock. Additionally, in December 2021, our then-Chief Financial Officer, Kevin J. Bland resigned, at which time our current President, Stephanie Hogue, was appointed Interim Chief Financial Officer. The Company is engaging with an executive search firm in the search for a principal financial and/or accounting officer. The failure to locate a permanent principal financial and/or accounting officer or instability caused by the leadership transition could adversely affect the Company or its financial condition.

Shares of our Common Stock are illiquid. No public market currently exists for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. It will be difficult for stockholders to sell shares, and if stockholders are able to sell shares, it will likely be at a substantial discount.

There is no current public market for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. Our charter limits stockholders' ability to transfer or sell shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding capital stock or more than 9.8% in value or number, whichever is more restrictive, of the aggregate of our outstanding Common Stock unless exempted or waived prospectively or retroactively by our board of directors. These restrictions may inhibit large investors from desiring to purchase stockholders' shares. Moreover, our share repurchase program was suspended in May 2018, other than with respect to hardship repurchases in connection with a shareholders’ death, which were suspended by the board of directors on March 24, 2020. It will be difficult for stockholders to sell shares promptly or at all. If stockholders are able to sell shares, stockholders will likely have to sell them at a substantial discount to their purchase price. It is also likely that stockholders' shares would not be accepted as the primary collateral for a loan.

While the Company is pursuing options for a potential liquidity event, which may include a potential listing on a national securities exchange, there can be no assurance that our Common Stock will ever be listed on a national securities exchange or other market. However, our ability to achieve liquidity for our stockholders is subject to market conditions, legal requirements and loan covenants, and there can be no assurance that we will affect a liquidity event. If we do not successfully implement a liquidity event, our shares of Common Stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their investments to cash easily and could suffer losses on their investments.

We do not currently pay cash dividends and do not intend to pay cash dividends for the foreseeable future.

The Company's Board of Directors (the “Board of Directors” or “board”) suspended our payment of cash distributions and stock dividends to holders of our Common Stock, effective as of March 22, 2018. In addition, on March 24, 2020, the Company’s board of directors suspended the payment of distributions on our Series A Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) and Series 1 Convertible Redeemable Preferred Stock (the “Series 1 Preferred Stock”), however such distributions will continue to accrue in accordance with the terms of the Series A Convertible Redeemable Preferred Stock and Series 1 Convertible Redeemable Preferred Stock.  Our board is focused on preserving capital in order to maintain sufficient liquidity to continue to operate the business and maintain compliance with debt covenants, including minimum liquidity covenants and to seek to provide liquidity to stockholders through potential strategic transactions. Our board will continue to evaluate our performance and expects to assess our distribution policy quarterly, although we do not currently expect to resume paying cash distributions in the near future. There can be no assurance that we will resume payment of distributions to common or preferred stockholders at any time in the future, or that any liquidity event will occur or when such event may occur.  If and when distributions are able to resume, if the Operating Partnership similarly makes a distribution to its partners, the Company will receive approximately 45.8% of any such distributions from the Operating Partnership through its ownership of OP Units.

Stockholders should not rely on the estimated net asset value, or NAV, per share as being an accurate measure of the current value of our shares of Common Stock.

Our board of directors, including all of our independent directors, has historically approved and established at least annually an estimated per share NAV of our Common Stock, which was based on an estimated market value of our assets less the estimated market value of our liabilities, divided by the number of shares of our Common Stock outstanding. On January 8, 2021, the Board of Directors established the NAV as $11.75 per share as reported in the Form 8-K filed January 14, 2021. The objective of our board of directors in determining the estimated NAV per share was to arrive at a value that it believed was reasonable and appropriate based on the Transaction, the Company’s efforts since mid-2019 to explore a broad range of potential strategic alternatives to provide liquidity to stockholders, and other available data, and after consultation with the Company’s management team.  As with any valuation method, the methods used to determine the estimated NAV per share were based upon a number of assumptions, estimates, forecasts and judgments that over time may prove to be incorrect, incomplete, or may change materially.

In the most recent estimation of NAV, our board of directors relied upon information provided by the Company’s management team and the price per share and OP Units to be paid in connection with the Transaction, which will not necessarily result in a reflection of fair value under GAAP or market value. Further, different parties using different methods could derive an estimated NAV per share that is significantly different from the estimated NAV per share determined by our board of directors. The estimated NAV per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated NAV per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated NAV per share; a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of our shares of Common Stock or, the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or other regulatory authorities (including state regulators), with respect to their respective requirements. Further, the estimated NAV per share was calculated as of a specific time based on the shares then outstanding and the amount and value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets and issuances and redemptions of shares of our Common Stock after that date that the estimated NAV per share was established.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology, or IT, networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.

Adverse judgments, settlements or investigations resulting from legal proceedings in which we may be involved could reduce our profits, limit our ability to operate our business or distract our officers from attending to the Company's business.

The nature of the Company’s business exposes our properties, the Company, the Operating Partnership and its other subsidiaries to the risk of claims and litigation in the normal course of business. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including current or former tenants, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties fail to fulfill their contractual obligations.

The Company has been subject to litigation in the past. See Note C — Commitments and Contingencies in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in the implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us, and as and when required, our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

Management identified material weaknesses in our internal control over financial reporting in connection with our assessment as of and for the year ended December 31, 2021, A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) the lack of appropriate segregation of duties within the accounting and finance groups; (ii) the lack of formal and effective controls over user access to certain information systems to ensure adequate restriction of users and privileged access to transaction processing applications; and (iii) inappropriate application of technical accounting for certain transactions and disclosures.

Although we have begun to implement measures to address the material weaknesses, the implementation of these measures may not fully address the material weaknesses and deficiencies in our internal control over financial reporting, and we cannot conclude that these matters have been fully remedied. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional or different measures to address control deficiencies or modifications to the remediation plan are necessary. Further, in the future we may determine that we have additional material weaknesses. Our failure to remediate the material weaknesses or failure to identify and address any other material weaknesses or control deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis, which could cause investors to lose confidence in our reported financial information, which may result in volatility in and a decline in the market price of our Common Stock.

Risks Related to Our Portfolio

We may be unable to attain our investment strategy or increase the value of our portfolio.

Our investment strategy has historically focused primarily on acquiring, owning and leasing parking facilities to third-party tenants, including parking lots, parking garages and other parking structures throughout the United States.  We have historically focused primarily on investing in income-producing parking lots and garages with air rights in MSAs. In expanding our portfolio, we will seek geographically diverse investments that address multiple key demand drivers and demonstrate consistent consumer use, that are expected to generate cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following key demand drivers. We may be unable to expand our portfolio in accordance with this investment strategy or increase the value of our portfolio, and as a result, we may be not be able to increase our rental revenues we anticipate earning through our investment strategy.

We rely on our new management team’s experience in the parking industry and their ability to grow our portfolio.

Because of our new management team’s long experience in the parking industry, we often receive off-market calls for parking facilities that are not yet being marketed for sale, as well as have early notices on properties just getting ready to be marketed. As such, we believe we have a pipeline of acquisitions that is both bespoke and actionable, that we believe are off-market and largely unavailable to our competitors.   We intend to continue to consolidate the industry through acquisitions, partnering with both owners and tenants, to create a meaningful pipeline and scale.  We may be unable to acquire new parking facilities if our pipeline of acquisitions no longer becomes actionable, if we experience a decline in the number of off-market calls for parking facilities that are not yet being marketed for sale, or if notices of properties just getting ready to be marketed for sale become increasingly available to our competitors.

We may be unable to grow our business by acquisitions of additional parking facilities.

Our investment strategy involves the acquisition of additional parking facilities. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies;
•	contingencies in our acquisition agreements; and
•	the availability and terms of financing.

We might encounter unanticipated difficulties and expenditures relating to any acquired parking facilities. For example:

•	we do not believe that it is possible to understand fully a parking facility before it is owned and operated for a reasonable period of time, and, notwithstanding pre‑acquisition due diligence, we could acquire a parking facility that contains undisclosed defects;
•	the market in which an acquired parking facility is located may experience unexpected changes that adversely affect the parking facility’s value;
•	the occupancy and utilization of parking facilities that we acquire may decline during our ownership;

•	the operating costs for our acquired parking facilities may be higher than anticipated, which may result in tenants that pay or reimburse us for those costs terminating their leases or our acquired parking facilities not yielding expected returns;
•	we may acquire parking facilities subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, consumers or other persons related to actions taken by former owners of the parking facilities; and
•	acquired parking facilities might require significant attention from management that would otherwise be devoted to our other business activities.

For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our investment strategy with respect to the acquisition of additional parking facilities may not succeed or may cause us to experience losses.

Our revenues are significantly influenced by demand for parking facilities generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

The focus for our portfolio has been and will continue to be on parking facilities. A decrease in the demand for parking facilities, or other developments adversely affecting such sector of the real estate market would likely have a more pronounced effect on our financial performance than if we owned a more diversified real estate portfolio. If adverse economic conditions reduce discretionary spending, business travel or other economic activity, such as sporting events and entertainment, that fuels demand for parking services, our revenues could be reduced. In addition, our parking facilities tend to be concentrated in urban areas. The COVID-19 pandemic has resulted in reduced discretionary spending, reduced travel and other activity.  Users of our parking facilities include workers who commute by car to their places of employment in these urban centers. The return on our investments has been and may continue to be materially adversely affected by restrictions in reaction to the COVID-19 pandemic and may further continue to be materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where our parking facilities are situated to other locations.

Increased office vacancies in urban areas or movement toward home office alternatives could reduce consumer demand for parking, which could adversely impact our revenues and financial condition. Moreover, changing lifestyles and technology innovations also may decrease the need for parking spaces, thereby decreasing the demand for parking facilities. The need for parking spaces, for example, may decrease as the public increases its use of livery service companies and ride sharing companies or elects to take public transit for their transportation needs. Future technology innovations, such as driverless vehicles, also may decrease the need for parking spaces. It is also possible that cities could enact new or additional measures such as higher tolls, increased taxes and vehicle occupancy requirements in certain circumstances, to encourage car-pooling and the use of mass transit, all of which could adversely impact the demand for parking. Weather conditions, such as hurricanes, snow, flooding or severe weather storms, and other natural disasters and acts of terrorism could also disrupt our parking operations and further reduce the demand for parking.

Our parking facilities face intense competition, which may adversely affect rental and fee income.

We believe that competition in parking facility operations is intense. In addition, any parking facilities we acquire may compete with building owners that provide on-site paid parking. Certain of the competitors have more experience than we do in owning and operating parking facilities. Moreover, some of our competitors will have greater capital resources, greater cash reserves, less demanding rules governing distributions to stockholders and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for parking facilities, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our parking fee revenues.

If competitors build new facilities that compete with our facilities or offer space at rates below the rates we charge, our lessees may lose potential or existing customers and may be pressured to discount their rates to retain business, thereby causing them to reduce rents paid to us. As a result, our ability to make distributions to stockholders, if and when cash distributions return, may be impaired. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not otherwise make, which could further reduce cash available for distribution to our stockholders, if and when made by the Company.

Our leases expose us to certain risks.

We lease our parking facilities to lessees that either offer parking services to the public or provide parking to their employees. We rely upon the lessee to manage and conduct the daily operations of the facilities. One of our strategic objectives is to focus heavily on the performance of each parking facility, working with our tenants to create a business plan for each parking facility to improve cash flow and rental income. Those business plans were finalized in the first quarter of 2022 and are now underway for execution. We anticipate that the performance of the parking facilities will start to improve in the second half of 2022. Our inability or the inability of our tenants to execute on these business plans could have a material adverse effect on our business, financial condition and results of operations. In addition, the loss or renewal on less favorable terms of a substantial number of leases, or a breach, default or other failure to perform by a lessee under a lease, or material reduction in the rental income associated with our leases (or an increase in anticipated expenses to the extent we are responsible for such expenses) could also have a material adverse effect on our business, financial condition and results of operations.

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

The value of real estate may be adversely affected by a number of risks, including:

•	epidemics, pandemics or other outbreaks of an illness, disease or virus;
•	natural disasters such as hurricanes, earthquakes and floods;
•	acts of war or terrorism, including the consequences of terrorist attacks;
•	adverse changes in national and local economic and real estate conditions;
•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•	costs associated with real property taxes and changes in tax rates;
•	costs of remediation and liabilities associated with environmental conditions affecting properties;
•	costs associated with complying with the Americans with Disabilities Act, which may reduce the amount of cash available for distribution to our stockholders;
•	our properties may be overly concentrated in certain geographic areas, and a worsening of economic or real estate conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business; and
•	the potential for uninsured or underinsured property losses.

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

Declines in the market values of our portfolio may adversely affect periodic reported results of operations and credit availability, which may reduce earnings.

A decline in the market value of our portfolio may adversely affect us particularly in instances where we have borrowed money based on the market value of assets in our portfolio. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we are unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

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

Market values of the assets in our portfolio may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

We require scale to improve cash flow and earnings for shareholders.

To best off-set the costs of being a public reporting company, we will be required to increase the scale in size and number of assets. The ability to scale will be determined by our ability to find high-quality assets to purchase and assess capital to acquire those assets, as well as integrate those assets successfully into our portfolio. Our assets are often acquired via off-market processes from private sellers and our ability to continue to scale will be influenced by our access to those sellers and assets.

Risks Related to Our Financing Strategy

If we cannot obtain sufficient capital on acceptable terms, our business and our ability to operate could be materially adversely impacted.

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

Risks Related to Conflicts of Interest

Certain of our directors and executive officers face conflicts of interest related to their positions and interests in our affiliates, which could hinder our ability to implement our business strategy and to generate returns to stockholders.

Certain of our directors and executive officers are also executive officers, directors, managers and key professionals of other affiliated entities. Our Chief Executive Officer and director, Manuel Chavez, our President, Interim Chief Financial Officer, Secretary and director, Stephanie Hogue, and our director, Jeffrey Osher beneficially owns a significant percentage in Color Up, our largest stockholder and a limited partner in the Operating Partnership. Mr. Osher also controls HS3, a 10% limited partner in the Operating Partnership. Mr. Chavez and Ms. Hogue also continue in their ownership and management roles with Bombe Asset Management, Ltd a party to that Software License and Development Agreement with the Company. As a result, they owe duties to each of these entities, their members and limited partners and those investors, which duties may from time to time conflict with the duties that they owe to us. Their duty of loyalty to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) the timing and terms of the investment in or sale of an asset, (c) development of our properties by such affiliates, and (d) investments with such affiliates. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to enable us to make distributions to stockholders and to maintain or increase the value of our assets.

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

The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses if we have a class of equity securities registered under the Exchange Act and at least three independent directors. These provisions may have the effect of inhibiting a third party from acquiring us or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors. See “Certain Provisions of Maryland Law and of our Charter and Bylaws—Business Combinations” and “Certain Provisions of Maryland Law and of our Charter and Bylaws—Control Share Acquisitions.”

Our charter contains provisions that make removal of our directors difficult, which makes it more difficult for our stockholders to effect changes to our management and may prevent a change in control of our company that is in the best interests of our stockholders.

Our charter provides that, subject to the rights of holders of our Series A Preferred Stock and Series 1 Preferred Stock, a director may be removed from office at any time, but only by the affirmative vote of at least a majority of all the votes of stockholders entitled to be cast generally in the election of directors. Vacancies on our board of directors may be filled only by a majority of the remaining directors, even if the remaining directors do not constitute a quorum, and any individual elected to fill such a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred and until his or her successor is duly elected and qualifies. These requirements make it more difficult for our stockholders to effect changes to our management by removing and replacing directors and may prevent a change in control of our company that is otherwise in the best interests of our stockholders.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders, (c) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws or (d) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our stock will be deemed to have notice of and consented to the provisions of our charter and bylaws, including the exclusive forum provisions in our bylaws. This choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for such disputes and may discourage lawsuits against us and any of our directors, officers or other employees. We believe that requiring these claims to be filed in a single court in Maryland is advisable because (i) litigating these claims in a single court avoids unnecessarily redundant, inconvenient, costly and time-consuming litigation in multiple forums and (ii) Maryland courts are authoritative on matters of Maryland law and Maryland judges have more experience in dealing with issues of Maryland corporate law than judges in any other state.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to preserve qualification as a REIT, even though the Company no longer qualifies as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code of 1986, as amended (the “Code”), among other purposes, our charter generally prohibits a person from beneficially or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding Common Stock, unless exempted, prospectively or retroactively, by our Board of Directors. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the interest of the stockholders (and even if such change in control would not reasonably jeopardize REIT status, if it were applicable). This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our Common Stock. In addition, these provisions may also decrease a stockholder’s ability to sell their shares of our Common Stock.

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

If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Although we intend to monitor our portfolio periodically and prior to each acquisition and disposition, there can be no assurance that we, our Operating Partnership or our subsidiaries will be able to maintain our exemptions from registration for us and each of our subsidiaries. If the SEC or its staff does not agree with our determinations, we may be required to adjust our activities or those of our subsidiaries.

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

Our Board of Directors determines our major policies, including our policies regarding investment strategies and approach, growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the MGCL and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increase the uncertainty and risks a stockholder may face.

Stockholders' interest in us could be diluted if we issue additional shares or Operating Partnership units, which could reduce the overall value of their investment.

Stockholders do not have preemptive rights to any shares issued by us in the future and generally have no appraisal rights. Our charter currently has authorized 100,000,000 shares of capital stock. Of the total number of shares of capital stock authorized, 98,999,000 shares are classified as Common Stock, par value $0.0001 per share; and 1,000,000 shares are classified as preferred stock, par value $0.0001 per share, within which (i) 97,000 shares are classified and designated as Series 1 Convertible Redeemable Preferred Stock, and (ii) 50,000 shares are classified and designated as Series A Convertible Redeemable Preferred Stock, and 1,000 shares are classified as convertible stock, par value $0.0001 per share. Subject to any limitations set forth under Maryland law, a majority of our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. A stockholder's interest in us may be diluted in the event that we (1) sell additional shares in the future, (2) sell securities that are convertible into shares of our Common Stock, (3) issue shares of our Common Stock in a private offering of securities to institutional investors, or (4) issue shares of our Common Stock to sellers of properties acquired by us in connection with an exchange for partnership interests in the Operating Partnership, which are convertible into shares of our Common Stock. . Pursuant to the Purchase Agreement, we issued to the Purchaser the Common Stock Warrants to purchase up to 1,702,128 shares of Common Stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20,000,000. Pursuant to the Purchase Agreement, the Company issued the Purchaser 7,495,090 OP Units. On November 2, 2021, the Company issued and sold to HS3 (a) 1,702,128 newly issued OP Units; and (b) 425,532 newly-issued Class A units of limited partnership of the Operating Partnership (“Class A Units”) which entitle HS3 to purchase up to 425,532 additional OP Units (the “Additional OP Units”) at an exercise price equal to $11.75 per Additional OP Unit, subject to adjustment as provided in the Class A Unit Agreement, and HS3 paid to the Operating Partnership cash consideration of $20.0 million. Because of these and other reasons described in this “Risk Factors” section, stockholders should not expect to be able to own a significant percentage of our shares. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, stockholders also may experience dilution in the book value and fair mark value of, and the amount of distributions paid on, their shares.

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

Under this power, our board of directors has created the Series A preferred stock and the Series 1 preferred stock, each of which ranks senior to our common stock with respect to the payment of dividends and rights upon liquidation, dissolution or winding up. Specifically, payment of any distribution preferences on the Series A preferred stock, Series 1 preferred stock, or any future series of preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of our preferred stock are entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. Holders of our preferred stock will have the right to require us to convert their shares into shares of our common stock. The conversion of our preferred stock into common stock may further dilute the ownership interest of our common stockholders. Following a Listing Event (as defined in the Articles Supplementary), we also have the right, but not the obligation, to redeem the Series A preferred stock and Series 1 preferred stock and pay the redemption payments in the form of shares of our common stock, which may further dilute the ownership interest of our common stockholders. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our common stock. If we elect to redeem any of our preferred stock with cash, the exercise of such rights may reduce the availability of our funds for investment purposes or to pay for distributions on our common stock. A Listing Event is defined in the Articles Supplementary for the Series A preferred stock and Series 1 preferred stock as a liquidity event involving the listing of our shares of common stock on national securities exchange or a merger or other transaction in which our stockholders will receive shares listed on a national securities exchange as consideration in exchange for their shares in us.

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

The Company elected to be taxed and believes it operated in a manner that allowed the Company to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017 through December 31, 2019.  As a consequence of the COVID-19 pandemic, the Company earned income from a number of distressed tenants that did not constitute qualifying REIT income for purposes of the REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020.  Accordingly, the Company did not qualify as a REIT in 2020 and has been taxed as a C corporation beginning with its taxable year ended December 31, 2020. Being subject to tax as a C corporation rather than as a REIT could substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

•	we are not allowed a deduction for distributions to our stockholders in computing our taxable income and are subject to regular U.S. federal corporate income tax; and
•	we also could be subject to increased state and local taxes.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to our stockholders.  In addition, being taxed as a C corporation could impair our ability to expand our business and raise capital and could materially and adversely affect the value of our common stock. While the Company is in the process of remediating its REIT status, there can be no assurances that such remediation will take place and the Company may continue to be taxed as a C corporation for the foreseeable future.

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of any taxable year after our first year in which we qualified as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT, if applicable. Unless an exemption is granted prospectively or retroactively by our board of directors, no person (as defined in the Code to include certain entities) may own more than 9.8% in value of the aggregate of our outstanding shares of capital stock or more than 9.8%, in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of Common Stock. Generally, this limit can be waived and adjusted by the board of directors. In 2021, the Board of Directors granted waivers of the ownership restrictions for the Transaction, the Tender Offer, and the subsequent investment by HS3. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, 10% or more of any of our tenants. Our board of directors may grant an exemption from the 9.8% ownership limit prospectively or retroactively in its sole discretion, subject to such conditions, representations and undertakings as required by our charter or as it may determine. These and other ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits and the other restrictions on ownership and transfer in our charter might also delay or prevent a transaction or a change in our control that might involve a premium price for our Common Stock or otherwise be in the best interests of our stockholders.

Non-U.S. investors may be subject to FIRPTA on the sale of common stock.

A non-U.S. person disposing of a United States real property interest (as defined in the Code), including shares of a U.S. corporation whose assets consist principally of United States real property interests, is generally subject to a tax under the Foreign Investment in Real Property Tax Act of 1980, or “FIRPTA,” on the gain recognized on the disposition. Gain realized by a foreign investor on a sale of our Common Stock would be subject to FIRPTA unless our Common Stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding Common Stock. We are not currently traded on an established securities market, nor can we provide any assurance as to whether or when we will be traded on an established securities market.

ITEM 1B.             Unresolved Staff Comments

None.

ITEM 2.                PROPERTIES

The Company’s headquarters are located at 250 East Fifth Street, Suite 2110, Cincinnati, Ohio 45202.

As of December 31, 2021, we owned 44 parking facilities in 22 separate markets throughout the United States with a total of 15,263 parking spaces and approximately 5.3 million square feet, including 26 parking lots and 18 parking garages. We also own approximately 0.1 million square feet of retail/commercial space adjacent to our parking facilities. As of December 31, 2021, our properties were 100% leased to 14 tenants.

The following table sets forth the property name, location and other information with respect to the parking facilities that we owned as of December 31, 2021:

Property Name	Location	Property Type	Number of Spaces	Property Size (Square Feet)
Bridgeport Fairfield Garage	Bridgeport, CT	Garage	878	232,964
MCI 1372 Street Canton	Canton, OH	Surface Lot	68	19,602
322 Streeter Garage	Chicago, IL	Garage	1,154	473,522
Mabley Place Garage	Cincinnati, OH	Garage	772	353,700
Cincinnati Race Street	Cincinnati, OH	Garage	317	166,992
1W7 Garage	Cincinnati, OH	Garage	765	314,749
222W7 Garage	Cincinnati, OH	Garage	1,625	531,000
Clarksburg	Clarksburg, WV	Surface Lot	95	35,784
Cleveland West 9th	Cleveland, OH	Surface Lot	260	94,252
Crown Colony	Cleveland, OH	Surface Lot	82	23,460
Cleveland Lincoln	Cleveland, OH	Garage	471	294,361
Denver Sherman 1935	Denver, CO	Surface Lot	72	18,750
Denver Champa St. Garage	Denver, CO	Garage	450	177,650
Denver Sherman 1963	Denver, CO	Surface Lot	28	6,250
Detroit Renaissance Garage	Detroit, MI	Garage	1,273	382,470
Fort Worth Taylor	Fort Worth, TX	Garage	1,013	372,171
Hawaii Marks	Honolulu, HI	Garage	308	150,810
Houston Saks Garage	Houston, TX	Garage	265	90,750
Houston Preston Lot	Houston, TX	Surface Lot	46	10,000
Houston San Jacinto	Houston, TX	Surface Lot	85	28,326
Houston Preferred (1)	Houston, TX	Garage/Lot	528	130,000 / 9,331
Indianapolis City Park Garage	Indianapolis, IN	Garage	354	20,473
Indianapolis Washington St	Indianapolis, IN	Surface Lot	150	46,174
Indianapolis Meridian	Indianapolis, IN	Surface Lot	36	10,454
Louisville West Broadway	Louisville, KY	Surface Lot	165	54,450
Raider Park Garage	Lubbock, TX	Garage	1,508	563,584
Memphis Poplar	Memphis, TN	Surface Lot	125	37,563
2nd Street Miami Garage	Miami, FL	Garage	118	36,129
Milwaukee Old World	Milwaukee, WI	Surface Lot	54	11,250
Milwaukee Wells	Milwaukee, WI	Surface Lot	148	43,580
Milwaukee Clybourn	Milwaukee, WI	Surface Lot	15	2,400
Milwaukee Arena	Milwaukee, WI	Surface Lot	75	48,344
Minneapolis Venture	Minneapolis, MN	Surface Lot	185	71,737
Minneapolis City Parking	Minneapolis, MN	Surface Lot	270	86,283
Nashville White Front	Nashville, TN	Garage	155	44,944
New Orleans Rampart	New Orleans, LA	Surface Lot	77	27,105
St. Louis Spruce	St. Louis, MO	Surface Lot	180	53,153
St. Louis Washington	St. Louis, MO	Surface Lot	63	16,919
St. Louis Broadway	St. Louis, MO	Surface Lot	146	41,948
St. Louis 7th & Cerre	St. Louis, MO	Surface Lot	149	46,056
St. Louis Cardinal Lot	St. Louis, MO	Surface Lot	376	114,424
St. Paul Holiday Garage	St. Paul, MN	Garage	285	101,568
Wildwood	Wildwood, NJ	Surface Lot	74	24,750
(1)	Houston Preferred includes 2 properties.

ITEM 3.                LEGAL PROCEEDINGS

See Note C — Commitments and Contingencies in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report.

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

ITEM 4.                MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 28, 2022, there were 3,404 holders of record of the Company’s common shares and 52 and 654 holders of record of the Company’s Series A Preferred Shares and Series 1 Preferred Shares, respectively. The number of stockholders is based on the records of the Company’s transfer agent.

Market Information

The Company’s shares of Common Stock are not currently listed on a national securities exchange or any over-the-counter market and might not to be listed in the future. The charter does not require the Board of Directors to pursue a liquidity event, however, as noted above, in mid-2019, the Company engaged financial and legal advisors and began to explore a broad range of potential strategic alternatives, including potential sales of assets, a potential sale of the Company or a portion thereof, a potential strategic business combination or a potential liquidation. On August 25, 2021, the Company consummated the Transaction. There can be no assurance that the Company will cause a liquidity event to occur in the near future or at all.

In order for members of FINRA and their associated persons to have participated in the offering and sale of the Company’s Common Stock or to participate in any future offering of common shares, the Company is required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to stockholders a per share estimated value of the Company’s Common Stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, the Company must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in the Company’s Common Stock. On January 14, 2021 the Company announced an estimated per share of Common Stock NAV of $11.75 per share as of January 8, 2021. In determining the estimated NAV per share of Common Stock, the Board of Directors relied upon information provided by the Company’s management team and the price per share and OP Unit to be paid in connection with the Transaction. The objective of the Board of Directors in determining the estimated NAV per share of Common Stock was to arrive at a value that it believed was reasonable and appropriate based on the Transaction, the Company’s efforts since mid-2019 to explore a broad range of potential strategic alternatives to provide liquidity to stockholders, and other available data, and after consultation with the Company’s management team.

Our Board of Directors is currently considering the manner in which the estimated NAV per share in 2022 may be determined. The Company expects that it will undertake a form of appraisal in compliance with FINRA rules in the near future and disclose the results thereof as soon as practical following completion thereof.

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

Further, the estimated NAV per share is calculated as of a particular moment in time and the value of the Company's shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets.  Please see our Current Reports on Form 8-K filed with the SEC on January 14, 2021 for additional information regarding the 2021 NAV calculation, as well as “Item 1A. Risk Factors— Risks Related to an Investment in the Company–Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of Common Stock” in this Annual Report on Form 10-K.

Distributions and Stock Dividends

On May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program and, on March 22, 2018 the Company suspended payment of distributions from the Dividend Reinvestment Plan (“DRIP”). On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

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

The Company is not currently and may not in the future generate sufficient cash flow from operations to resume paying and fully fund future distributions. The Company does not currently anticipate that it will be able to resume the payment of distributions.  However, if distributions do resume, all or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, borrowings, or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, (rather than a return on capital). If the Company pays distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted. The level of distributions will be determined by the board of directors and depend on several factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the board of directors.

The Company did not repurchase any of its shares in 2021. In 2021, the Company did not pay dividends on its shares of Common Stock and does not intend to pay dividends on its shares of Common Stock in 2022. No cash dividends can be made on the Common Stock until the preferred distributions are paid. For additional information see Note N – Equity in the notes to the consolidated financial statements included in Part II, Item 8 - Notes to the Consolidated Financial Statements of this Annual Report.

Other Matters

Immaterial Correction of Prior Period Financial Statements

As discussed in Note B to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, the Company determined that the reimbursable property tax related to certain of its properties should have been recorded on a gross basis in the consolidated statement of operations. The error in the recording of the property taxes resulted in rental revenues and property tax expense being understated by $1.1 million for the year ended December 31, 2020. There was no impact on net income for the year ended December 31, 2020, or on the consolidated balance sheet or consolidated statement of cash flows. Management has evaluated this misstatement and concluded it was not material to prior periods, individually or in aggregate. The Company plans to correct the Q1 2021, Q2 2021, and Q3 2021 condensed consolidated financial statements that will be presented in the Q1 2022, Q2 2022, and Q3 2022 Form 10-Q filings, respectively.

The following table reflects the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements (in thousands):

	Three months ended March 31, 2021		Three months ended June 30, 2021		Six months ended June 30, 2021		Three months ended September 30, 2021		Nine months ended September 30, 2021
	As reported	As corrected	As reported	As corrected	As reported	As corrected	As reported	As corrected	As reported	As corrected
Rental revenue	$2,693	$2,948	$2,807	$3,062	$5,500	$6,010	$3,030	$3,285	$8,530	$9,295
Total revenue	3,181	3,436	3,563	3,818	6,744	7,254	5,523	5,778	12,267	13,032
Property tax	874	1,129	918	1,173	1,792	2,302	864	1,119	2,656	3,421
Total operating expense	$5,620	$5,875	$3,934	$4,189	$9,554	$10,064	$4,857	$5,112	$14,411	$15,176

ITEM 6.   [RESERVED]

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Also see “Special Note Regarding Forward-Looking Statements” preceding Part I.

Overview

The Company focuses on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. The Company targets both parking garage and surface lot properties primarily in top 50 U.S. MSAs, with proximity to key demand drivers, such as airports, transportation hubs, educational facilities, government buildings and courthouses, sports and entertainment venues, hospital and health centers, hotels, office complexes and residences.

As of December 31, 2021, the Company owned 44 parking facilities in 22 separate markets throughout the United States, with a total of 15,263 parking spaces and approximately 5.3 million square feet. The Company also owns approximately 0.1 million square feet of retail/commercial space adjacent to its parking facilities. The Company owns substantially all of its assets and conducts its operations through the Operating Partnership, of which it is the sole general partner and holder of approximately 45.8%of the outstanding OP Units.

Management of the Company has been focused on the undertaking of four strategic objectives to reposition the Company for its next phase of growth. First was to revert all management contracts back to leases under the New Lease Structure effective as of January 1, 2022, so that the Company once again has qualifying income from a REIT-test perspective beginning in 2022. The second objective was to focus on the balance sheet and the Company’s upcoming debt maturities. In connection with that effort, the Company extended maturities for certain debt into 2022 and worked with lenders to refinance maturities beyond 2022. Management’s third objective was to focus heavily on the performance of each asset, working with the operators to create a business plan for each asset to improve cash flow and rental income to the Company. Those business plans were finalized in the first quarter of 2022 and are now underway for execution. The Company anticipates that the performance of the assets to start to improve in the second half of 2022. Finally, management’s fourth objective was to focus on the remediation of REIT status for the Company and evaluating options for a potential liquidity event, including a potential listing on a national securities exchange.

See Item I – Business for further discussion of the Company’s recapitalization, objectives, and investment strategy and criteria.

Impact of COVID-19

The ongoing COVID-19 pandemic has significantly adversely impacted global economic activity, contributing to significant volatility. The return to normalized movement within and between states and cities is relatively uneven among markets and industries, which has impacted the performance of our assets, as many of the Company’s properties are located in urban centers, near government buildings, entertainment centers, or hotels. While the employment level in the United States has nearly returned to 2019 levels, many companies continue to deploy a work-from-home or hybrid remote strategy for employees. We anticipate that a hybrid work structure for traditional central business district office workers will be the normalized state going-forward. This has impacted the performance of many of our assets that have office exposure and underscores the importance of a multi-demand driver strategy in repositioning current and/or acquiring new assets. During 2020 and 2021, many state and local governments restricted public gatherings and implemented social distancing measures, which has in some cases eliminated or severely reduced the demand for parking. State governments and other authorities have been increasingly lifting or modifying some of these measures, which will encourage greater movement around and between cities. Should COVID-19 restrictions be reinstated, the Company’s rental revenue may continue to be adversely affected by the COVID-19 pandemic and may be further materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where the Company’s parking facilities are situated to other locations. In particular, a majority of the Company’s property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking. However, we see increasing demand for multi-use assets that have exposure to entertainment and sporting venues or have exposure to driving travel through hotel relationships. As restrictions continue to lift across the United States, we anticipate a return to normal, in particular a return to driving vacations, which may positively impact the longer-term outlook of central business districts.

In response to the COVID-19 pandemic, the Company entered into certain lease amendments and new lease agreements with tenants and operators during 2020. These amendments and agreements are described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Revenues
Rental revenue	$11,970,000	$15,319,000	$(3,349,000)	(21.9%)
Percentage rent income	3,988,000	448,000	3,540,000	790.2%
Management income	4,466,000	827,000	3,639,000	440.0%
Total revenues	$20,424,000	$16,594,000	$3,830,000	23.1%

Revenues

The $3,830,000 increase in revenues from $16,594,000 for the year ended December 31, 2020 to $20,424,000 for the year ended December 31, 2021, which includes reimbursement revenue, is primarily attributable to (1) the acquisition of five parking assets which total revenue of $3,024,000 and (2) increasing demand for parking during the year ended December 31, 2021 compared to December 31, 2020 as a result of partial recovery from COVID-19 restrictions implemented during 2020. As a result of the COVID-19 pandemic, the Company transitioned certain leases to management agreements in 2020. Per these management agreements, the tenant operated the property on behalf of the Company and paid their operating expenses from gross parking revenue and was required to remit an agreed upon percentage of the remainder to the Company instead of base rent payments. Revenues from these properties are recorded as management income. During 2021, the Company returned a number of these agreements to leases with a commencement date in 2022.

In 2021, the Company began moving certain leases to the New Lease Structure such that tenants pay base rent and percentage rent in an amount equal to a designated percentage of the amount by which gross revenues at the property during any lease year exceed a negotiated base amount; tenants are also financially responsible for all, or substantially all, property-level operating and maintenance expenses, subject to certain exceptions. Percentage rent is typically based on the amount by which gross revenues of the parking facility exceeds a base amount, which allows the tenant to offset some of its property-level operational expenses. The Company negotiates base rent, percentage rent and the base amount used in the calculation of percentage rent with the applicable tenant based on economic factors applicable to the particular parking facility and geographic market. As of January 1, 2022, the majority of the Company’s leases are structured under the New Lease Structure.

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Operating expenses
Property taxes	$5,382,000	$4,799,000	$583,000	12.1%
Property operating expense	1,583,000	1,496,000	87,000	5.8%
General and administrative	6,530,000	6,029,000	501,000	8.3%
Professional fees	2,645,000	970,000	1,675,000	172.7%
Acquisition expenses	--	3,000	(3,000)	(100.0%)
Impairment	--	14,115,000	(14,115,000)	(100.0%)
Depreciation and amortization expenses	5,850,000	5,206,000	644,000	12.4%
Total operating expenses	$21,990,000	$32,618,000	$(10,628,000)	(32.6%)

Property taxes

The $583,000 increase in property taxes from $4,799,000 for the year ended December 31, 2020 to $5,382,000 for the year ended December 31, 2021 is due to properties acquired during the third and fourth quarter of 2021.

See Note D – Acquisitions and Dispositions of Investments in Real Estate in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

General and administrative

The $501,000 increase in general and administrative expenses from $6,029,000 for the year ended December 31, 2020 to $6,530,000 for the year ended December 31, 2021 is primarily attributable to an increase in payroll and related expenses of approximately $519,000 partially offset by a decrease in office rent and other administrative expenses.

Professional fees

The $1,675,000 increase in professional fees from $970,000 for the year ended December 31, 2020 to $2,645,000 for the year ended December 31, 2021 is attributable primarily to lower insurance proceeds received to reimburse the Company for legal fees for claims made against the director and officer insurance policy compared to the same period in the prior year. These reimbursements were related to legal expenses incurred relating to lawsuits filed in 2019 and the SEC investigation, which was initiated in June of 2019.

See Note C – Commitments and Contingencies in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

Impairment

No impairment was recorded during the year ended December 31, 2021. During the year ended December 31, 2020 the Company recorded approximately $14,115,000 of asset impairment charges. These charges were recorded to write down the carrying value of these assets to their current fair values.

See Note B — Summary of Significant Accounting Policies in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

Depreciation and amortization expenses

The $644,000 increase in depreciation and amortization expenses from $5,206,000 for the year ended December 31, 2020 to $5,812,000 for the year ended December 31, 2021 is due to properties acquired during the third and fourth quarter of 2021.

See Note D – Acquisitions and Dispositions of Investments in Real Estate in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

	For the Year Ended December 31,
	2021	2020	$ Change	% Change
Other income (expense)
Interest expense	$(9,536,000)	$(9,274,000)	$(262,000)	2.8%
Gain on sale from investments in real estate	--	694,000	(694,000)	(100.0%)
PPP Round #1 Forgiveness	348,000	--	348,000	100.0%
Other income	217,000	151,000	66,000	43.7%
Settlement income	--	370,000	(370,000)	(100.0%)
Income from or gain on consolidation of DST	360,000	34,000	326,000	958.8%
Settlement of deferred management internalization	10,040,000	--	10,040,000	100.0%
Transaction expenses	(12,224,000)	--	(12,224,000)	(100.0%)
Total other expense	$(10,795,000)	$(8,025,000)	$(2,770,000)	34.5%

Interest expense

The $262,000 increase of interest expense from $9,274,000 for the year ended December 31, 2020 to $9,536,000 for the year ended December 31, 2021 was primarily attributable to the new loans assumed as part of the Transaction and due to higher loan balances and higher interest rates on the Company’s private loan balances of approximately $11.6 million partially offset by a lower interest rate on the Company’s $55.4 million variable rate loans. Total loan amortization cost for the years ended December 31, 2021 and 2020, was approximately $0.3 million and $0.8 million, respectively.

For additional information see Note I — Notes Payable and Paycheck Protection Program Loan in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

Gain on sale from investments in real estate

There were no sales of investments in real estate during the year ended December 31, 2021. On May 26, 2020 the Company sold a parking garage in San Jose, CA for cash consideration of $4.1 million to UC 88 Garage Owner LLC, a third-party buyer.  The Company used $2.5 million of the net proceeds to pay off the existing promissory note secured by the MVP San Jose 88 Garage, LLC. The gain on sale was approximately $700,000.

PPP Round #1 Forgiveness

In May 2021, the Company received notification from the SBA stating that the round 1 Paycheck Protection Program loan was forgiven in the amount of approximately $348,000.

Other income

In connection with the Closing and the change in structure of the investment in MVP St. Louis DST lot, amounts of approximately $191,000 owed to the former Advisor were forgiven.

In January 2020, the Company earned $144,000 from a tenant for the early termination of the parking lease at MVP Memphis Poplar.

Settlement income

On November 23, 2020, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with a third-party service provider. Under the terms of the Settlement Agreement, the Company received proceeds of approximately $0.4 million and the forgiveness approximately $0.2 million due the provider, as of the date of the settlement.  The settlement proceeds are included in other income and the forgiveness of the previously incurred unpaid debts aggregating approximately $0.2 million is included as reduction in professional fees in the accompanying statement of operations

Income from or gain on DST consolidation

Income from MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”) increased by $326,000 from $34,000 for the year ended December 31, 2020 to $360,000 for the year ended December 31, 2021. In connection with the Closing, management determined the change in structure of its investment in MVP St. Louis, DST lot, was deemed a reconsideration event. Based on management’s evaluation, the Company began consolidating the investment in MVP St. Louis as of August 25, 2021, resulting in a gain of approximately $360,000 for the year ended December 31, 2021.

For additional information see Note K – Variable Interest Entities in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for additional information.

Settlement of deferred management internalization and Transaction expenses

As of the Closing, transaction expenses of approximately $12.2 million, including investment banking, legal, lender consent and employee severance costs, and the settlement of the deferred management internalization liability of $10.0 million were recorded in transaction expenses and settlement of deferred management internalization, respectively, in the Statement of Operations during the year ended December 31, 2021.

Liquidity and Capital Resources

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the year ended December 31, 2021, the Company had a net loss of $12.4 million and had $16.7 million in cash, cash equivalents and restricted cash. In connection with preparing the consolidated financial statements as of December 31, 2021 and for the year then ended, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for one year from the issuance of the December 31, 2021 financial statements.

The Company’s short-term and long-term liquidity needs will consist primarily of funds necessary for payments of indebtedness, acquisitions of assets, development of properties, and capital expenditures. Existing development activities expected to be completed in the near-term are expected to cost approximately $1.7 million.

During the fourth quarter of 2021, the Company hired a financial advisor to assist in the refinancing of the balance sheet. As of December 31, 2021, the Company had $67.5 million of notes payable maturing during 2022. The Company worked with its advisor to identify a leading bank in the real estate and parking industry to consolidate those loans into a single pool at a substantially lower cost of debt than the prior individual and small pool loans. Effective March 29, 2022, the Company secured a $75.0 million loan with a $75.0 million accordion feature (the “Credit Facility”). The initial $75.0 million will be used for maturities in 2022, whereas the accordion can be utilized for acquisitions, capital expenditures, and other working capital requirements of the Company. This refinancing significantly reduces cash paid for interest payments, thus improving the cash position of the Company, as well as provides the Company flexibility for working capital and growth via acquisitions. The Company anticipates working with this bank to put a longer-term, sustainable capital structure in place as we continue to work through the options for a liquidity event. These plans have alleviated the initially identified substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.

Sources and Uses of Cash

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(20,060,000)	$(6,309,000)
Net cash (used in) provided by investing activities	(20,252,000)	1,492,000
Net cash provided by financing activities	48,967,000	1,068,000

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020:

The Company’s cash and cash equivalents and restricted cash were approximately $16.7 million as of December 31, 2021, which was an increase of approximately $8.8 million from the balance of $7.9 million at December 31, 2020.

Cash flows from operating activities

Net cash used in operating activities for the year ended December 31, 2021 was approximately $20.1 million, compared to approximately $6.3 million for the year ended December 31, 2020. The increase was primarily due to the Transaction expenses of approximately $12.2 million in 2021 contributing to a higher net loss, net of non-cash items, than during 2020.

Cash flows from investing activities

Net cash used in investing activities for the year ended December 31, 2021 was approximately $20.3 million, compared to approximately $1.5 million net cash provided by investing activities for the year ended December 31, 2020. The increase in cash used in investing activities is due to the purchase of two additional real estate investments on September 9, 2021 and November 3, 2021 for aggregate net consideration of approximately $19.5 million, after expenses.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2021 was approximately $49.0 million compared to approximately $1.1 million provided by financing activities for the year ended December 31,2020. The change in cash provided by financing activities was primarily due to the cash contribution at the Closing of the Transaction and the $20.0 million cash consideration received in connection with the Purchase Agreement on November 2, 2021.

Company Indebtedness

The loan with Bank of America, N.A. for the MVP Detroit garage requires the Company to maintain approximately $2.3 million in liquidity at all times, which is defined as unencumbered cash and cash equivalents. As of the date of this filing, the Company was in compliance with this lender requirement.

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

Pursuant to the Closing, the Company recorded the $6.0 million loan with Cantor Commercial Real Estate upon the consolidation of its investment in MVP St. Louis Cardinal Lot, DST.

Pursuant to the Closing, the Company refinanced the following loans with VRMI and VRMII. Each loan is interest only, bears interest at 7.0% and matures on August 25, 2022.

Loan	Lender	Balance as of 12/31/2021
MVP Clarksburg Lot	Vestin Realty Mortgage I	$476,000
MCI 1372 Street	Vestin Realty Mortgage I	574,000
MVP Milwaukee Old World	Vestin Realty Mortgage I	1,871,000
MVP Milwaukee Clybourn	Vestin Realty Mortgage I	191,000
MVP Wildwood NJ Lot, LLC	Vestin Realty Mortgage I	1,000,000
MVP Cincinnati Race Street, LLC	Vestin Realty Mortgage II	3,450,000
Minneapolis Venture	Vestin Realty Mortgage I	4,000,000
Total		$11,562,000

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

On March 12, 2021, MVP Cincinnati Race St., LLC, a subsidiary of the Company, entered into an Amended and Restated Promissory Note Agreement with multiple lenders, pursuant to which an additional $900,000 was funded, increasing the note balance to $3,450,000, the maturity date of the note was extended to December 31, 2021, and the interest rate increased to 9%. All other terms remained the same. This loan was refinanced with VRMII at the Closing and bears interest at 7.0% and matures on August 25, 2022.

During 2021, the Company issued a $1,200,000 Convertible Promissory Note (the “Note) to Color Up. The Note accrued interest at a rate of 7.0% per annum and has a maturity date of December 31, 2021, unless an amount equal to the principal and accrued interest is converted into limited partnership interests of the Operating Partnership at the closing of the Transaction. This loan was paid in full at the Closing.

On March 29, 2022, the Company was able to secure the Credit Facility. The initial $75.0 million will be used for maturities in 2022, whereas the accordion can be utilized for acquisitions, capital expenditures, and other working capital requirements of the Company.

Over time, management intends to both extend and sculpt our maturity wall, so that our maturities are spread over multiple years. Today, the Company has significant commercial mortgage-backed securities (“CMBS”) debt with prohibitive defeasance, so we will maintain those lending relationships. As our loans approach maturity we will assess the lowest cost, most flexible options available to the Company and refinance those loans accordingly. The Company’s intent over the mid-term period is to work with lending relationships to maintain a revolver that can address upcoming maturities, should market conditions not permit the Company to refinance with longer-term debt.

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

The Company did not repurchase any of its shares in 2021. In 2021, the Company did not pay dividends on its shares of Common Stock and does not intend to pay dividends on its shares of Common Stock in 2022. No cash dividends can be made on the Common Stock until the preferred distributions are paid. For additional information see Note N – Equity in the notes to the consolidated financial statements included in Part II, Item 8 - Notes to the Consolidated Financial Statements of this Annual Report.

Dividend Reinvestment Plan

From inception through December 31, 2021, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its common stock as a Dividend Reinvestment Plan (“DRIP”) and issued 153,826 shares of its common stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

Series A Preferred Stock

The Company offered up to $50 million in shares of the Company’s Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”), par value $0.0001 per share, together with warrants to acquire the Company’s Common Stock, in a Regulation D 506(c) private placement to accredited investors. In connection with the private placement, on October 27, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 50,000 shares of Series A Preferred Stock. The Company commenced the private placement of the Series A Preferred Stock to accredited investors on November 1, 2016 and closed the offering on March 24, 2017. The Company raised approximately $2.5 million, net of offering costs, in the Series A private placements.

The offering price was $1,000 per share. In addition, each Series A Preferred Stock investor received, for every $1,000 in shares subscribed by such investor, 30 detachable warrants to purchase shares of the Company’s Common Stock if the Company’s Common Stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s Common Stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series A Preferred Stock offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before March 24, 2022, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of December 31, 2021 is immaterial. As of December 31, 2021, there were 84,510 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. If all the potential warrants outstanding at December 31, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 84,510 shares of Common Stock and would receive gross proceeds of approximately $2.1 million.

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $990,000 of which approximately $597,000 had been paid to Series A stockholders. As of December 31, 2021 and 2020, approximately $393,000 and $178,000 of Series A Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued liabilities on the consolidated balance sheet.

For additional information see Note N — Equity in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for a discussion of preferred stocks and warrants.

Series 1 Preferred Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock (“Series 1 Preferred Stock”), par value $0.0001 per share. On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1, together with warrants to acquire the Company’s Common Stock, to accredited investors. On January 31, 2018, the Company closed the Series 1 Preferred Stock offering. The Company had raised approximately $36.0 million, net of offering costs, in the Series 1 private placements and had 39,811 shares of Series 1 issued and outstanding.

The offering price is $1,000 per share. In addition, each Series 1 Preferred Stock investor will receive, for every $1,000 in shares subscribed by such investor, 35 detachable warrants to purchase shares of the Company’s Common Stock if the Company’s Common Stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s Common Stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a listing event does not occur on or prior to the fifth anniversary of the final closing date of the Series 1 Preferred Stock offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a listing event does occur on or before January 31, 2023, the five-year anniversary date, these warrants then will expire five years from the 90th day after the occurrence of a listing event. The Company engaged a third-party expert to value these warrants and the estimated value as of December 31, 2021 is immaterial. As of December 31, 2021, there were 1,382,675 detachable warrants that may be exercised after the 90th day following the occurrence of a listing event. If all the potential warrants outstanding at December 31, 2021 became exercisable because of a listing event and were exercised at the minimum price of $25 per share, the Company would issue an additional 1,382,675 shares of Common Stock and would receive gross proceeds of approximately $34.6 million.

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series 1 Preferred Stock, however, such distributions will continue to accrue in accordance with the terms of the Series 1 Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $11.5 million of which approximately $6.4 million had been paid to Series 1 Preferred Stock stockholders. As of December 31, 2021 and 2020, approximately $5.1 million and $2.3 million of Series 1 Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued liabilities on the consolidated balance sheet.

For additional information see Note N — Equity in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for a discussion of preferred stocks and warrants.

Warrants

In connection with the Closing, the Company entered into a warrant agreement (the “Warrant Agreement”) pursuant to which it issued warrants (the “Warrants”) to Color Up to purchase up to 1,702,128 shares of Common Stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million. Each whole Warrant entitles the registered holder thereof to purchase one whole share of Common Stock at a price of $11.75 per share (the “Warrant Price”), subject to customary adjustments, at any time following a “Liquidity Event,” which is defined as an initial public offering and/or Listing of the Common Stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange. The Warrants will expire five years after the date of the Warrant Agreement.

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument.  Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made.  Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of December 31, 2021, all outstanding warrants issued by the Company were classified as equity.

For additional information see Note N — Equity in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report for a discussion of preferred stocks and warrants.

Related-Party Transactions and Arrangements

Two of the Company’s Cincinnati assets, 1W7 Carpark and 222W7, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Company’s Chief Executive Officer. The Company’s Chief Executive Officer is neither an owner nor beneficiary of Park Place Parking. Park Place Parking has been operating these assets for four and three years, respectively. Both assets were acquired with their management agreements in place and at the same terms under which they were operating prior to the Transaction. As of December 31, 2021, Park Place Parking owed the Company approximately $121,000 which has been paid in full as of filing date.

The Company has an investment in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). As a result of the Transaction, MVP Realty Advisors, LLC (the “Former Advisor”) and Mr. Shustek, were replaced as manager of MVP Parking, DST, LLC by Manuel Chavez, the Chief Executive Officer of the Company.

Prior to the Closing, the Company borrowed $1,200,000 from the Purchaser for operating costs which was paid in full during the Closing.

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

On November 2, 2021, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) by and among the Company, the Operating Partnership, and HSCP Strategic III, L.P., a Delaware limited partnership (“HS3”) affiliated with Purchaser, pursuant to which the Operating Partnership issued and sold to HS3(a) 1,702,128 newly issued common units of limited partnership of the Operating Partnership (“OP Units”); and (b) 425,532 newly-issued Class A units of limited partnership of the Operating Partnership (“Class A Units”) which entitle HS3 to purchase up to 425,532 additional OP Units (the “Additional OP Units”) at an exercise price equal to $11.75 per Additional OP Unit, subject to adjustment as provided in the Class A Unit Agreement, and HS3 paid to the Operating Partnership cash consideration of $20.0 million. The Company used proceeds from the Purchase Agreement for working capital purposes, including expenses related to the Purchase Agreement and the acquisition of two parking lots and related assets. The Additional OP Units are available to be exercised only upon completion of a liquidity event, as defined in the Purchase Agreement.

For additional information see Note E — Related Party Transactions and Arrangements in Part II, Item 8 Notes to the Consolidated Financial Statements and Part III, Item 13 of this Annual Report for a discussion of the various related party transactions, agreements and fees.

REIT Status

The Company elected to be treated as a REIT for federal income tax purposes for the year ended December 31, 2017 and continued to operate in a manner to qualify as a REIT for federal income tax purposes for the years ended December 31, 2018 and 2019. In order to qualify as a REIT, there are a number of requirements that the Company must satisfy as set forth in sections 856 to 860 of the Code.  As a consequence of the COVID-19 pandemic, the Company earned income from a number of distressed tenants that did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with its annual REIT income tests for the year ended December 31, 2020.  Accordingly, the Company did not qualify as a REIT in 2020 and has been taxed as a C corporation beginning with its taxable year ended December 31, 2020.

As a C corporation, the Company will be subject to federal income tax on its taxable income at regular corporate rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes again for four years following the year in which it no longer qualified as a REIT. Failing to qualify as a REIT could materially and adversely affect the Company’s net income.  In addition, distributions to its stockholders will not be deductible by the Company. As a result, being taxed as a C corporation rather than as a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, as a C corporation, the Company is not required to distribute any amounts to its stockholders and all distributions to stockholders would be taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits.  In such event, corporate stockholders may be eligible for the dividends-received deduction.  In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income.

Critical Accounting Estimates

The Company’s accounting estimates have been established in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied, or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements.

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

Impairment of Long-Lived Assets

On a periodic basis, we assess our properties for possible impairment and record any impairment charges identified. The first step is the identification of potential triggering events, such as significant decreases in operating results, changes in useful life, a plan to dispose of an asset, or the inability to recover the net book value of the property over its remaining economic life based upon net operating income (“NOI”) as forecasted for the current year or future years. In the event that the results of this first step indicate a triggering event for a property, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. These factors require a subjective evaluation based on the specific property and market. If impairment exists, due to the inability to recover the carrying value of a property, the property is written down to fair value and an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

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

In making estimates of fair values for purposes of allocating purchase price, the Company will utilize several sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company will also consider information obtained about each property as a result of the Company's pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. These factors require a subjective evaluation based on the specific property and market.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Mobile Infrastructure Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mobile Infrastructure Corporation (formerly known as The Parking REIT) and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statement of operations, changes in equity, and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment in Real Estate – Evaluation of Impairment – Refer to Note B to the financial statements.

Critical Audit Matter Description

The Company’s evaluation for impairment of its investment in real estate involves an initial assessment of each property to identify potential triggering events, such as significant decreases in operating results, changes in useful life, a plan to dispose of an asset, or the inability to recover the net book value of the property over its remaining economic life based upon net operating income (“NOI”) as forecasted for the current year or future years.

We identified the identification and analysis of impairment indicators for properties as a critical audit matter because of the significant assumptions management makes when identifying and analyzing indicators to determine whether events or changes in circumstances have occurred indicating that the carrying amounts of properties may not be recoverable.  A high degree of auditor judgment was required when performing audit procedures to evaluate whether management appropriately identified and analyzed impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the identification and analysis of properties for possible indications of impairment included the following, among others:

o	Searching for adverse asset-specific and market conditions through review of third-party industry reports, real estate industry news sources, board minutes, inquiries with management, and websites and financial reports across the portfolio, among other sources.

o

Independently evaluating management’s assumptions pertaining to changes in operating results, changes in useful life, , and ability to recover the net book value of the property, including forecasts of net operating income, for reasonableness, and comparing the results of our analysis to the conclusions reached by management.

o	Reading management’s specific property disposition plans and assessing for impairment properties with potential sales prices below the recorded property value.

/s/ Deloitte & Touche LLP

Cincinnati, OH

March 30, 2022

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Mobile Infrastructure Corporation (formerly The Parking REIT, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mobile Infrastructure  Corp. ,formerly  The Parking REIT, Inc. and Subsidiaries, (the “Company”) as of December 31, 2020 , the related consolidated statements of operations, changes in equity, and cash flows for the period in the year  ended December 31, 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 , and the results of its operations and its cash flows for the year  in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/  RBSM LLP

We have served as the Company’s auditor since 2015.

New York, New York

March 31, 2021

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS
Investments in real estate
Land and improvements	$166,224,000	$128,284,000
Buildings and improvements	254,379,000	163,792,000
Construction in progress	89,000	1,320,000
Intangible assets	9,756,000	2,107,000
	430,448,000	295,503,000
Accumulated depreciation	(22,873,000)	(17,039,000)
Total investments in real estate, net	407,575,000	278,464,000

Fixed Assets, net of accumulated depreciation of $94,000 and $78,000 as of December 31, 2021 and 2020, respectively	61,000	63,000
Cash	11,805,000	4,235,000
Cash – restricted	4,891,000	3,660,000
Prepaid expenses	676,000	1,909,000
Accounts receivable, net allowance of doubtful accounts of $0.1 million and $0.4 million as of December 31, 2021 and 2020, respectively	4,031,000	1,114,000
Investment in DST	--	2,821,000
Due from related parties	--	1,000
Other assets	108,000	183,000
Right of use leased asset	--	1,282,000
Total assets	$429,147,000	$293,732,000
LIABILITIES AND EQUITY
Liabilities
Notes payable and paycheck protection program loan, net	$207,153,000	$159,344,000
Accounts payable and accrued expenses	13,849,000	11,967,000
Indemnification liability	2,000,000	--
Right of use lease liability	--	1,282,000
Deferred management internalization	--	10,040,000
Security deposits	166,000	141,000
Deferred revenue	155,000	140,000
Total liabilities	223,323,000	182,914,000

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of December 31, 2021 and 2020)	--	--
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of December 31, 2021 and 2020)	--	--
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, 0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,762,375 and 7,727,696 shares issued and outstanding as of December 31, 2021 and 2020, respectively	--	--
Warrants issued and outstanding – 1,702,128 and zero warrants as of December 31, 2021 and December 31, 2020, respectively	3,319,000	--
Additional paid-in capital	196,176,000	198,769,000
Accumulated deficit	(101,049,000)	(89,985,000)
Total Mobile Infrastructure Corporation Stockholders’ Equity	98,446,000	108,784,000
Non-controlling interest	107,378,000	2,034,000
Total equity	205,824,000	110,818,000
Total liabilities and equity	$429,147,000	$293,732,000

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Revenues
Rental revenue	$11,970,000	$15,319,000
Percentage rent income	3,988,000	448,000
Management income	4,466,000	827,000
Total revenues	20,424,000	16,594,000

Operating expenses
Property taxes	5,382,000	4,799,000
Property operating expense	1,583,000	1,496,000
General and administrative	6,530,000	6,029,000
Professional fees	2,645,000	970,000
Acquisition expenses	--	3,000
Impairment of investments in real estate	--	14,115,000
Depreciation and amortization	5,850,000	5,206,000
Total operating expenses	21,990,000	32,618,000

Other income (expense)
Interest expense	(9,536,000)	(9,274,000)
Gain on sale from investments in real estate	--	694,000
PPP loan forgiveness	348,000	--
Other Income	217,000	151,000
Settlement income	--	370,000
Income from or gain on consolidation of DST	360,000	34,000
Settlement of deferred management internalization	10,040,000	--
Transaction expenses	(12,224,000)	--
Total other expense	(10,795,000)	(8,025,000)

Net loss	(12,361,000)	(24,049,000)
Net loss attributable to non-controlling interest	(1,297,000)	(575,000)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(11,064,000)	$(23,474,000)

Preferred stock distributions declared - Series A	(216,000)	(216,000)
Preferred stock distributions declared - Series 1	(2,784,000)	(2,784,000)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(14,064,000)	$(26,474,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s stockholders common stockholders - basic and diluted	$(1.82)	$(3.62)
Weighted average common shares outstanding, basic and diluted	7,741,192	7,329,045

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, January 1, 2020	42,673	$--	7,332,811	$--	$--	$194,137,000	$(66,511,000)	$2,619,000	$130,245,000

Distributions to non-controlling interest	--	--	--	--	--	--	--	(10,000)	(10,000)
Issuance of common stock	--	--	400,000	--	--	7,760,000	--	--	7,760,000
Redeemed Shares	--	--	(5,115)	--	--	(128,000)	--	--	(128,000)
Distributions – Series A	--	--	--	--	--	(216,000)	--	--	(216,000)
Distributions – Series 1	--	--	--	--	--	(2,784,000)	--	--	(2,784,000)
Net loss	--	--	--	--	--	--	(23,474,000)	(575,000)	(24,049,000)
Balance, December 31, 2020	42,673	$--	7,727,696	$--	$--	$198,769,000	$(89,985,000)	$2,034,000	$110,818,000

Issuance of common stock	--	--	34,679	--	--	407,000	--	--	407,000
Issuance of OP units	--	--	--	--	--	--	--	104,088,000	104,088,000
Issuance of warrants	--	--	--	--	3,319,000	--	--	--	3,319,000
Consolidation of DST	--	--	--	--	--	--	--	2,553,000	2,553,000
Distributions – Series A	--	--	--	--	--	(216,000)	--	--	(216,000)
Distributions – Series 1	--	--	--	--	--	(2,784,000)	--	--	(2,784,000)
Net loss	--	--	--	--	--	--	(11,064,000)	(1,297,000)	(12,361,000)
Balance, December 31, 2021	42,673	$--	7,762,375	$--	$3,319,000	$196,176,000	$(101,049,000)	$107,378,000	$205,824,000

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2021	2020
Cash flows from operating activities:
Net Loss	$(12,361,000)	$(24,049,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,850,000	5,206,000
PPP loan forgiveness	(348,000)
Gain from acquisition of real estate	--	(694,000)
Stock based compensation	144,000	--
Settlement of deferred management internalization	(10,040,000)	--
Income from or gain on consolidation of DST	(360,000)	(33,000)
Amortization of right of use lease assets	28,000	111,000
Impairment	--	14,115,000
Amortization of loan costs	346,000	768,000
Changes in operating assets and liabilities
Due to/from related parties	(192,000)	(55,000)
Accounts payable and accrued liabilities	(4,080,000)	(1,119,000)
Indemnification liability	2,000,000	--
Right of use lease liability	(28,000)	(111,000)
Deferred revenue	15,000	36,000
Other assets	86,000	(72,000)
Security deposits	16,000	3,000
Accounts receivable	(2,882,000)	(185,000)
Prepaid expenses	1,746,000	(230,000)
Net cash used in operating activities	(20,060,000)	(6,309,000)
Cash flows from investing activities:
Additions to real estate	(665,000)	(1,214,000)
Acquisition of real estate	(19,541,000)	(78,000)
Additions to intangible assets	(46,000)	--
Proceeds from investments	--	48,000
Proceeds from sale of investment in real estate	--	2,736,000
Net cash (used in) provided by investing activities	(20,252,000)	1,492,000
Cash flows from financing activities
Proceeds from notes payable	3,866,000	5,545,000
Payments on notes payable	(6,343,000)	(3,483,000)
Issuance of OP units	51,335,000	--
Issuance of common stock	263,000	--
Loan fees	(154,000)	(106,000)
Distribution to non-controlling interest	--	(10,000)
Redeemed shares	--	(128,000)
Preferred dividends paid to stockholders	--	(750,000)
Net cash provided by financing activities	48,967,000	1,068,000
Net change in cash, cash equivalents and restricted cash	8,655,000	(3,749,000)
Initial consolidation of VIE	146,000	--
Cash, cash equivalents and restricted cash, beginning of period	7,895,000	11,644,000
Cash, cash equivalents and restricted cash, end of period	$16,696,000	$7,895,000

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the Years Ended December 31,
	2021	2020
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash, cash equivalents at beginning of period	$4,235,000	$7,707,000
Restricted cash at beginning of period	3,660,000	3,937,000
Cash, cash equivalents and restricted at beginning of period	$7,895,000	$11,644,000

Cash and cash equivalents at end of period	$11,805,000	$4,235,000
Restricted cash at end of period	4,891,000	3,660,000
Cash, cash equivalents and restricted at end of period	$16,696,000	$7,895,000

Supplemental disclosures of cash flow information:
Interest Paid	$9,882,000	$8,506,000
Non-cash investing and financing activities:
Dividends declared not yet paid	$3,000,000	$2,501,000
Payments on note payable through sale of investment in real estate	$--	$(2,500,000)
Consolidation of variable interest entities, net	$3,181,000	$--
Assumption of debt through acquisition	$44,478,000	$--
Acquisition of properties through OP units and warrants	$56,074,000	$--

The accompanying notes are an integral part of these consolidated financial statements

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note A — Organization and Business Operations

Mobile Infrastructure Corporation (formerly known as The Parking REIT, Inc.) (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015. The Company focuses on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. The Company targets both parking garage and surface lot properties primarily in top 50 U.S. Metropolitan Statistical Areas (“MSAs”), with proximity to key demand drivers, such as airports, transportation hubs, educational facilities, government buildings and courthouses, sports and entertainment venues, hospital and health centers, hotels, office complexes and residences.

As of December 31, 2021, the Company owned 44 parking facilities in 22 separate markets throughout the United States, with a total of 15,263 parking spaces and approximately 5.3 million square feet.  The Company also owns approximately 0.1 million square feet of retail/commercial space adjacent to its parking facilities.

The Company is the sole general partner of Mobile Infra Operating Partnership, L.P., formerly known as MVP REIT II Operating Partnership, LP, a Maryland limited partnership (the “Operating Partnership”). The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership, is the sole general partner of the Operating Partnership and owns approximately 45.8% of the common units of the Operating Partnership (the “OP Units”). Color Up, LLC, a Delaware limited liability company (“Color Up” or “Purchaser”) and HSCP Strategic III, LP, a Delaware limited partnership (“HS3”), are limited partners of the Operating Partnership and own approximately 44.2% and 10%, respectively, of the outstanding OP Units. Color Up is our largest stockholder and is controlled by the Company’s Chief Executive Officer and a director, Manuel Chavez, the Company’s President, Interim Chief Financial Officer, Treasurer, Secretary and a director, Stephanie Hogue, and a director of the Company, Jeffrey Osher. HS3 is controlled by Mr. Osher.

The Company previously elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and operated in a manner that allowed the Company to qualify as a REIT through December 31, 2019. As a consequence of the COVID-19 pandemic, the Company entered into temporary lease amendments with some of its tenants during the year ended December 31, 2020. The income generated under these lease amendments did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020. Accordingly, the Company did not qualify for taxation as a REIT in 2020 and has been taxed as a C corporation beginning with its 2020 taxable year.

As a C corporation, the Company is subject to federal income tax on its taxable income at regular corporate rates. In addition, any distributions to our stockholders will not be deductible by the Company. As a result, being taxed as a C corporation rather than as a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, as a C corporation, the Company is not required to distribute any amounts to its stockholders.

Recapitalization

On January 8, 2021, the Company entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, the Operating Partnership, Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII”) and Michael V. Shustek (“Mr. Shustek” and together with VRMI and VRMII, the “Former Advisor”) and Color Up (the “Purchaser”). The transactions contemplated by the Purchase Agreement are referred to herein collectively as the “Transaction.”

On August 25, 2021, the closing of the Transaction occurred (the “Closing”). As a result of the Transaction, the Company acquired three multi-level parking garages consisting of approximately 765 and 1,625 parking spaces located in Cincinnati Ohio and approximately 1,154 parking spaces located in Chicago, Illinois totaling approximately 1,201,000 square feet. In addition to the parking garages contributed, proprietary technology was contributed to the Company, which will provide Management real-time information on the performance of assets. Pursuant to the Closing, the Operating Partnership issued 7,495,090 newly issued common units of the Operating Partnership (the “OP Units”) at $11.75 per unit for total consideration of $84.1 million, net of transaction costs. The consideration received consisted of $35.0 million of cash, three parking assets with a fair value of approximately $98.8 million (“Contributed Interests”) and technology with a fair value of $4.0 million. The Company also assumed long-term debt with a fair value of approximately $44.5 million. In addition, the Company issued warrants to Color Up to purchase up to 1,702,128 shares of Common Stock at an exercise price of $11.75 for an aggregate cash purchase price of up to $20 million. The fair value of the warrants recorded as of the Closing was approximately $3.3 million. Transaction expenses not directly related to the acquisition of the Contributed Interests or issuance of OP Units of approximately $12.2 million and the settlement of the deferred management internalization liability of $10.0 million were recorded in transaction expenses and settlement of deferred management internalization, respectively, in the Statement of Operations.

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

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the year ended December 31, 2021, the Company had a net loss of $12.4 million and had $16.7 million in cash, cash equivalents and restricted cash. In connection with preparing the consolidated financial statements as of December 31, 2021 and for the year then ended, management evaluated the extent of the impact from the COVID-19 pandemic on the Company’s business and its future liquidity for one year from the issuance of the December 31, 2021 financial statements.

As of December 31, 2021, the Company had $67.5 million of notes payable maturing during 2022. Effective March 29, 2022, the Company secured a $75.0 million loan with a $75.0 million accordion feature (the “Credit Facility”). The initial $75.0 million will be used for maturities in 2022, whereas the accordion can be utilized for acquisitions, capital expenditures, and other working capital requirements of the Company. This refinancing significantly reduces cash paid for interest payments, thus improving the cash position of the Company, as well as provides the Company flexibility for working capital and growth via acquisitions. These plans have alleviated the previously identified substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.

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

Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. All intercompany activity is eliminated in consolidation.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investees' earnings or losses is included in other income in the accompanying condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding asset impairment and purchase price allocations to record investments in real estate, as applicable.

Concentration

The Company had fourteen parking tenants/operators during the years ended December 31, 2021 and 2020, respectively. One tenant/operator, SP + Corporation (Nasdaq: SP) (“SP+”), represented 60.5% and 61.0% of the Company’s parking rental revenue for the years ended December 31, 2021 and 2020, respectively. Premier Parking Service, LLC represented 12.6% and 15.9% of the Company’s parking rental revenue for the years ended December 31, 2021 and 2020, respectively.

In addition, the Company had concentrations in Cincinnati (20.8% and 8.1%), Detroit (13.8% and 19.0%), Chicago (9.5% and 0.0%), and Houston (8.5% and 11.7%) based on book value of the real estate the Company owned, as of December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, 52.2% of the Company’s outstanding accounts receivable balance was with SP+. For the year ended December 31, 2020, 47.1% and 24.9% of the Company’s outstanding accounts receivable balance was with SP+ and Premier Parking, respectively.

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

The Company recorded no impairment charges for the year ended December 31, 2021 and $14.1 million for the year ended December 31, 2020. These charges were recorded to write down the carrying value of investments in real estate to their current fair values. Management used an independent third-party to determine the fair value primarily using the income capitalization approach based on the contracted rent to be received from the operator or the sales comparison approach. The income capitalization approach reflects the property’s income-producing capabilities based on the assumption that value is created by the expectation of benefits to be derived in the future. The sales comparison approach utilizes sales of comparable properties, adjusted for differences, to indicate value.

Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts and money market funds. From time to time, the cash and cash equivalent balances at one or more of our financial institutions may exceed the Federal Depository Insurance Corporation coverage.

Restricted Cash

Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums and other amounts required to be escrowed pursuant to loan agreements.

Leases

The majority of the Company’s revenue is lease revenue derived from real estate assets, which is accounted for under ASC Topic 842, Leases (“ASC 842”). The Company records lease and lease-related revenue as Rental Income on the consolidated statements of operations, in accordance with ASC 842. The majority of the Company’s leases are structured such that tenants pay base rent and percentage rent in an amount equal to a designated percentage of the amount by which gross revenues at the property during any lease year exceed a negotiated base amount; tenants are also financially responsible for all, or substantially all, property-level operating and maintenance expenses, subject to certain exceptions. Percentage rent is typically based on the amount by which gross revenues of the parking facility exceeds a base amount, which allows the tenant to off-set some of its property-level operational expenses. The Company negotiates base rent, percentage rent and the base amount used in the calculation of percentage rent with the applicable tenant based on economic factors applicable to the particular parking facility and geographic market. In general, the Company expects that the rent received from tenants will constitute the majority of the gross receipts generated at such parking facility above the applicable negotiated threshold.

A lease is determined to be an operating, sales-type, or direct financing lease using the criteria established in ASC 842. Leases will be considered either sales-type or direct financing leases if any of the following criteria are met:

•	if the lease transfers ownership of the underlying asset to the lessee by the end of the term;
•	if the lease grants the lessee an option to purchase the underlying asset that is reasonably certain to be exercised;
•	if the lease term is for the major part of the remaining economic life of the underlying asset; or
•	if the present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.

If none of the criteria listed above are met, the lease is classified as an operating lease. Currently, all of the Company’s leases are classified as operating leases, and we expect that the majority, if not all, of the leases will continue to be classified as operating leases based upon the typical lease terms.

Reimbursements from tenants for recoverable real estate taxes and operating expenses that are fixed per the terms of the applicable lease agreements are recorded on a straight-line basis. The majority of lease agreements with tenants, however, provide for tenant reimbursements that are variable depending upon the applicable expenses incurred. These reimbursements are accrued as revenue in the period in which the applicable expenses are incurred. Certain assumptions and judgments are made in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursements. Both fixed and variable tenant reimbursements are recorded as Rental Income in the consolidated statements of operations. Historically, the Company had certain leases in which the tenant was responsible for property tax payments, but remitted funds directly to the Company. In accordance, with ASC 842, these property tax payments are recorded gross on the consolidated statement of operations. For new leases entered into in 2021 and going forward, the Company will be solely responsible for the property tax payments.

Historically, the Company periodically reviewed the collectability of outstanding receivables. Following the adoption of ASC 842, lease receivables are reviewed continually to determine whether or not it is probable that we will realize substantially all remaining lease payments for each of our tenants (i.e., whether a tenant is deemed to be a credit risk). Additionally, the Company records a general reserve based on a review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical bad debt, outstanding balances, and the current economic climate. If it is not probable substantially all of the remaining lease payments from a tenant will be collected, revenue for that tenant is recorded on a cash basis (“cash-basis tenant”), including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. Recording lease income on an accrual basis will resume for cash-basis tenants once the Company believes the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Rental Income on the consolidated statements of operations. As of December 31, 2021 and 2020, the reserve in accounts receivable for uncollectible amounts was $141,000 and $700,000, respectively.

Revenue Recognition

In addition to lease-related revenue, the Company also derives revenue from management agreements. Management agreements are accounted for within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and are recorded as Management Income on the consolidated statements of operations. Management income is a single revenue stream.

As a result of the COVID-19 pandemic, the Company transitioned certain leases to management agreements in 2020. Per these management agreements, the tenant operated the property on behalf of the Company and paid their operating expenses from gross parking revenue and was required to remit an agreed upon percentage of the remainder to the Company instead of base rent payments. Revenues from these properties are recorded as management income. During 2021, the Company reverted all management contracts back to leases.

Due to the nature of the services being provided under our Management Agreements, the performance obligation has a variable component and is earned over time. We calculate the amount earned at the end of each month and amounts are due monthly.

Immaterial Correction

The Company discovered that the reimbursable property tax related to certain of its properties should have been recorded on a gross basis in the Statement of Operations. An adjustment has been made to the Consolidated Statements of Operations for the fiscal year ended December 31, 2020. Property taxes and rental revenue were both increased by $1.3 million to properly report property tax expense and tenant reimbursement of property tax expense on a gross basis in accordance with ASC 842.  This correction had no effect on the reported results of operations.

Investments in Real Estate

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

The Company is required to make assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2021 and 2020.

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

Non-controlling Interests

Noncontrolling interests represent the portion of equity that we do not own in the entities we consolidate. The Company classifies noncontrolling interests within permanent equity on the Company’s consolidated balance sheets. On the face of the consolidated statements of operations, the Company discloses the amounts of net loss attributable to the parent and to the non-controlling interest.

Reportable Segments

Our principal business is the ownership and operation of parking facilities. We do not distinguish our principal business, or group our operations, by geography or size for purposes of measuring performance. Accordingly, we have presented our results as a single reportable segment.

Note C — Commitments and Contingencies

Litigation

The nature of the Company’s business exposes our properties, the Company, the Operating Partnership and its other subsidiaries to the risk of claims and litigation in the normal course of business. Other than as noted below, or routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

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

The SEC investigation also related to the conduct of the Company’s former chairman and chief executive officer, Michael V. Shustek.  On July 29, 2021, the SEC filed a civil lawsuit against Michael V. Shustek and his advisory firm Vestin Mortgage LLC, alleging violations of the securities laws (Case 2-21-civ-01416-JCM-BNW, U.S. District Court, District of Nevada). The SEC seeks disgorgement, injunctions, and bars against Mr. Shustek, and related penalties. Pursuant to the Transaction, the Company is required to indemnify Mr. Shustek for certain claims related to the SEC investigation in an amount not to exceed $2 million. This liability was recognized by the Company upon the Closing and is included in indemnification liability. Effective as of the Closing, Mr. Shustek resigned as Chief Executive Officer and director of the Company.

On August 25, 2021, the Company also entered into an Assignment of Claims, Causes of Action, and Proceeds Agreement, or the Assignment of Litigation Agreement, pursuant to which (i) the Company assigned to the Former Advisor all of the Company’s right, title, interest, and benefits, whether legal, equitable, or otherwise, in and to any and all of the claims and causes of action that the Company may have against certain parties and any amounts that may be recovered or awarded to the Former Advisor on such claims and (ii) the Former Advisor agreed to indemnify the Company against all liabilities in connection with the assignment.

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

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of December 31, 2021, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Acquisitions and Dispositions of Investments in Real Estate

2021

The following table is a summary of the parking asset acquisitions for the year ended December 31, 2021.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Purchase Price
1W7 Carpark, LLC	Cincinnati, OH	8/25/2021	Garage	765	1.21	18,385	$32,122,000
222 W7th Holdco, LLC	Cincinnati, OH	8/25/2021	Garage	1,625	1.84	--	$28,314,000
322 Streeter Holdco, LLC	Chicago, IL	8/25/2021	Garage	1,154	2.81	--	$38,483,000
2nd Street, LLC	Miami, FL	9/09/2021	Contract	118	N/A	--	$3,253,000
Denver 1725 Champa Street Garage, LLC	Denver, CO	11/03/2021	Garage	450	0.72	--	$16,274,000

The following table is a summary of the allocated acquisition value of all properties acquired by the Company for the year ended December 31, 2021.

	Assets
	Land and Improvements	Building and improvements	In-Place Lease Value		Contract Value	Total assets acquired
1W7 Carpark (a)	$2,995,000	$28,819,000	$308,000	$		$32,122,000
222 W7th Holdco	4,391,000	23,923,000	--		--	28,314,000
322 Streeter Holdco	11,387,000	27,096,000	--		--	38,483,000
2nd Street (a)	93,000	--	--		3,160,000	3,253,000
Denver 1725 Champa St	7,414,000	8,860,000	--		--	16,274,000
	$26,280,000	$88,698,000	$308,000		$3,160,000	$118,446,000

(a)	The value of in-place lease assets and the 2nd Street contract are included in intangible assets on the consolidated balance sheet. The life of the in-place lease at 1W7 is 5 years. The life of the contract at 2nd Street is indefinite.

There were no dispositions of investments in real estate or properties held for sale in 2021.

2020

On May 26, 2020, the Company sold a parking garage in San Jose, California for cash consideration of $4.1 million.  The Company used $2.5 million of the proceeds to pay off the existing promissory note secured by the MVP San Jose 88 Garage, LLC. The property was originally purchased in June 2016 for approximately $3.6 million. The gain on sale was approximately $0.7 million, net of all closing costs.

There were no acquisitions of investments in real estate or properties held for sale in 2020.

Note E — Related Party Transactions and Arrangements

2021

Tender Offer

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

In connection with the Offer, the Company’s Board of Directors agreed to reimburse Color Up for the fees and costs incurred in connection with the Offer. The Company paid approximately $0.1 million as reimbursement of such tender offer fees and expenses.

Tax Matters Agreement

On August 25, 2021, the Company, the Operating Partnership and Color Up entered into the Tax Matters Agreement, or the Tax Matters Agreement, pursuant to which the Operating Partnership agreed to indemnify Color Up and certain affiliates and transferees of Color Up, together, the Protected Partners, against certain adverse tax consequences in connection with (1) (i) a taxable disposition of certain specified properties and (ii) certain dispositions of the Protected Partners’ interest in the Operating Partnership, in each case, prior to the tenth anniversary of the completion of the Transaction (or earlier, if certain conditions are satisfied); and (2) the Operating Partnership’s failure to provide the Protected Partners the opportunity to guarantee a specified amount of debt of the Operating Partnership during the period ending on the tenth anniversary of the completion of the Transaction (or earlier, if certain conditions are satisfied). In addition, and for so long as the Protected Partners own at least 20% of the units in the Operating Partnership received in the Transaction, the Company agreed to use commercially reasonable efforts to provide the Protected Partners with similar guarantee opportunities.

Securities Purchase Agreement

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

License Agreement

On August 25, 2021, the Company entered into a Software License and Development Agreement, or the License Agreement, with an affiliate of Bombe, or the Supplier, pursuant to which the Company granted to the Supplier a limited, non-exclusive, non-transferable, worldwide right and license to access certain software and services for a fee of $5,000 per month.

Other Matters

Two of the Company’s Cincinnati assets, 1W7 Carpark and 222W7, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Company’s CEO. The Company’s Chief Executive Officer is neither an owner nor beneficiary of Park Place Parking. Park Place Parking has been operating these assets for four and three years, respectively. Both assets were acquired with their management agreements in place and at the same terms under which they were operating prior to the Transaction. As of December 31, 2021, Park Place Parking owed the Company approximately $121,000 which is included in accounts receivable on the consolidated balance sheet and has been paid in full as of filing date.

The Company has an investment in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). Pursuant to the Closing, the Former Advisor and Mr. Shustek, were replaced as manager of MVP Parking, DST, LLC by Manuel Chavez.

During 2021, VRMI and VRMII acquired $11.5 million of outstanding notes payable the Company had with various lenders. As of December 31, 2021, these notes payable are included in notes payable and paycheck protection program loan on the consolidated balance sheet and interest expense of $0.4 million included on consolidated statement of operations.

2020

Ownership of Company Stock

As of December 31, 2020, MVP Capital Partners II, LLC, the former Sponsor, owned 9,108 shares, VRM II owned 1,084,960 shares and VRM I owned 616,834 shares of the Company’s outstanding Common Stock.  No distributions were received by either entity during the year ended December 31, 2020 due to the suspension of the distributions.

Ownership of the Former Advisor

As of December 31, 2020, VRM I and VRM II owned 40% and 60%, respectively, of the former Advisor. Neither VRM I nor VRM II paid any up-front consideration for these ownership interests, but each agreed to be responsible for its proportionate share of future expenses of the former Advisor.

On March 29, 2019, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with the former Advisor, Vestin Realty Mortgage I, Inc. (“VRTA”) (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc. (“VRTB”) (solely for purposes of Section 1.01(c) thereof) and Shustek (solely for purposes of Section 4.03 thereof). In exchange for the Contribution, the Company agreed to issue to the former Advisor 1,600,000 shares of Common Stock as consideration (the “Consideration”), issuable in four equal installments. The first three installments of 400,000 shares of Common Stock per installment were issued on April 1, 2019, December 31, 2019 and December 31, 2020, respectively. The remaining installment was due to be issued on December 31, 2021; however, pursuant to the Purchase Agreement, the Advisor agreed to surrender its claim to such shares.

Note F — Stock-Based Compensation

On October 14, 2020, the Compensation Committee of the Board of Directors of the Company approved the award of non-restricted shares to the Company’s four independent directors and to the Company’s former chief financial officer, J. Kevin Bland. Total stock-compensation expense for the year ended December 31, 2020 was approximately $144,000. The non-restricted shares were issued by the Company on March 1, 2021 at a price of $11.75 per share. This price equals the net asset value of the Company, which was approved by the Board of Directors. The shares awarded fully vested immediately upon issuance and these shares are not from the Company’s Long-Term Incentive Plan.  No share-based compensation awards were granted during 2021.

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

Note G – Intangible Assets

A schedule of the Company’s intangible assets and related accumulated amortization and accretion for the years ended December 31, 2021 and 2020 is as follows:

	2021		2020
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Value of in-place leases	$2,398,000	$1,311,000	$1,960,000	$1,088,000
Value of lease commissions	152,000	82,000	147,000	61,000
Value of indefinite lived contract (1)	3,160,000	--	--	--
Value of technology	4,046,000	133,000	--	--
Total intangible assets	$9,756,000	$1,526,000	$2,107,000	$1,149,000

(1)	Indefinite-lived in-place contract includes the 2nd Street, LLC property in Miami, FL acquired on November 3, 2021. Refer to Note D – Acquisitions and Dispositions of Investments in Real Estate.

Amortization of the acquired in-place leases and lease commissions are included in depreciation in the accompanying consolidated statements of operations. Amortization expense associated with intangible assets totaled $244,000 and $356,000 for the years ended December 31, 2021 and 2020, respectively.

A schedule of future amortization and accretion of acquired intangible assets for the years ended December 31, 2022 and thereafter is as follows:

Years Ending December 31,	Acquired in-place leases	Lease commissions	Technology
2022	$287,000	$22,000	$405,000
2023	287,000	22,000	405,000
2024	270,000	18,000	404,000
2025	156,000	7,000	404,000
2026	69,000	1,000	404,000
Thereafter	17,000	--	1,891,000
	$1,087,000	$70,000	$3,913,000

Note H – Earnings (Loss) Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. Outstanding warrants were antidilutive as a result of the net loss for the year ended December 31, 2021 and therefore were excluded from the dilutive calculation. The Company did not have any additional dilutive shares resulting in basic loss per share equaling dilutive loss per share for the years ended December 31, 2021 and 2020.

The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the years ended December 31, 2021 and 2020:

	2021	2020
Numerator:
Net loss attributable to common stockholders	$14,064,000	$26,474,000
Denominator:
Basic and dilutive weighted average shares of Common Stock outstanding	7,741,192	7,329,045
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(1.82)	$(3.62)

Note I — Notes Payable and Paycheck Protection Program Loan

As of December 31, 2021 and 2020, the principal balances on notes payable are as follows:

Property	Monthly Payment	Balance as of 12/31/21	Balance as of 12/31/20	Lender	Term		Interest Rate	Loan Maturity
1W7 Carpark, LLC	$19,000	$10,271,000	$0	Associated Bank	1 year		Variable	5/1/2022
Corporate D&O Insurance (6)	$38,000	$226,000	$299,000	MetaBank	1 Year		3.95%	7/31/2022
MVP Milwaukee Old World	Interest Only	$1,871,000	$771,000	Vestin Realty Mortgage	1 Year		7.00%	8/25/2022
MVP Wildwood NJ Lot, LLC	Interest Only	$1,000,000	$1,000,000	Vestin Realty Mortgage	1 Year		7.00%	8/25/2022
Minneapolis Venture	Interest Only	$4,000,000	$4,000,000	Vestin Realty Mortgage	1 Year		7.00%	8/25/2022
MVP Milwaukee Clybourn	Interest Only	$191,000	$191,000	Vestin Realty Mortgage	1 Year		7.00%	8/25/2022
MVP Clarksburg Lot	Interest Only	$476,000	$476,000	Vestin Realty Mortgage	1 Year		7.00%	8/25/2022
MCI 1372 Street	Interest Only	$574,000	$574,000	Vestin Realty Mortgage	1 Year		7.00%	8/25/2022
MVP Cincinnati Race Street, LLC	Interest Only	$3,450,000	$2,550,000	Vestin Realty Mortgage	1 Year		7.00%	8/25/2022
222W7th Holdco, LLC	$15,000	$8,151,000	$0	Associated Bank	1 year		Variable	10/1/2022
SBA PPP Loan	$14,700	$328,000	$348,000	Small Business Administration	2 Year		1.00%	10/22/2022
MVP Milwaukee Wells, LLC (4)	Interest Only	$2,529,000	$2,700,000	LoanCore	1 Year		Variable	12/9/2022
MVP Indianapolis City Park, LLC (4)	Interest Only	$6,744,000	$7,200,000	LoanCore	1 Year		Variable	12/9/2022
MVP Indianapolis WA Street, LLC (4)	Interest Only	$3,185,000	$3,400,000	LoanCore	1 Year		Variable	12/9/2022
MVP Raider Park Garage, LLC (4)	Interest Only	$6,931,000	$7,400,000	LoanCore	1 Year		Variable	12/9/2022
MVP New Orleans Rampart, LLC (4)	Interest Only	$4,965,000	$5,300,000	LoanCore	1 Year		Variable	12/9/2022
MVP Hawaii Marks Garage, LLC (4)	Interest Only	$12,646,000	$13,500,000	LoanCore	1 Year		Variable	12/9/2022
MVP Memphis Poplar (3)	Interest Only	$1,800,000	$1,800,000	LoanCore	5 Year		5.38%	3/6/2024
MVP St. Louis (3)	Interest Only	$3,700,000	$3,700,000	LoanCore	5 Year		5.38%	3/6/2024
Mabley Place Garage, LLC	$44,000	$7,817,000	$8,007,000	Barclays	10 year		4.25%	12/6/2024
322 Streeter Holdco LLC	Interest Only	$25,900,000	$0	American National Insurance Co.	5 year	*	3.50%	3/1/2025
MVP Houston Saks Garage, LLC	$20,000	$3,061,000	$3,164,000	Barclays Bank PLC	10 year		4.25%	8/6/2025
Minneapolis City Parking, LLC	$29,000	$4,516,000	$4,659,000	American National Insurance, of NY	10 year		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$23,000	$3,782,000	$3,933,000	FBL Financial Group, Inc.	10 year		4.00%	8/1/2026
West 9th Properties II, LLC	$30,000	$4,632,000	$4,774,000	American National Insurance Co.	10 year		4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$73,000	$11,523,000	$11,873,000	American National Insurance, of NY	10 year		4.50%	12/1/2026

MVP Detroit Center Garage, LLC	$194,000	$28,323,000	$29,042,000	Bank of America	10 year		5.52%	2/1/2027
MVP Denver Sherman, LLC (1)	$2,000	$270,000	$275,000	KeyBank	10 year	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$12,000	$2,022,000	$2,069,000	KeyBank	10 year	*	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	$4,000	$719,000	$736,000	KeyBank	10 year	*	4.90%	5/1/2027
MVP St. Louis Washington, LLC (1)	$8,000	$1,303,000	$1,334,000	KeyBank	10 year	*	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$24,000	$3,901,000	$3,992,000	KeyBank	10 year	*	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$23,000	$3,775,000	$3,863,000	KeyBank	10 year	*	4.90%	5/1/2027
MVP Indianapolis Meridian Lot, LLC (2)	Interest Only	$938,000	$938,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Louisville Broadway Station, LLC (2)	Interest Only	$1,682,000	$1,682,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	Interest Only	$6,454,000	$6,454,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	Interest Only	$1,627,000	$1,627,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	Interest Only	$1,820,000	$1,820,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	Interest Only	$1,671,000	$1,671,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	Interest Only	$2,058,000	$2,057,000	Cantor Commercial Real Estate	10 year	**	5.03%	5/6/2027
St Louis Cardinal Lot DST, LLC (7)	Interest Only	$6,000,000	$0	Cantor Commercial Real Estate	10 year		5.25%	5/31/2027
MVP Preferred Parking, LLC	Interest Only	$11,330,000	$11,330,000	Key Bank	10 year	**	5.02%	8/1/2027
Less unamortized loan issuance costs		(1,009,000)	(1,165,000)
		$207,153,000	$159,344,000

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

(4)

On November 30, 2018, subsidiaries of the Company, consisting of MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Park Garage, LLC, MVP Indianapolis Washington Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, and MVP Milwaukee Wells LLC (the “Borrowers”) entered into a loan agreement, dated as of November 30, 2018 (the “Loan Agreement”), with LoanCore Capital Credit REIT LLC (the “LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan the Borrowers $39.5 million to repay and discharge the outstanding KeyBank Revolving Credit Facility. On July 9, 2020, the Company entered into a loan modification agreement with LoanCore Capital Credit REIT, LLC for the following notes payable: (i) MVP Raider Park Garage, LLC, (ii) MVP New Orleans Rampart, LLC, (iii) MVP Hawaii Marks Garage, LLC, (iv) MVP Milwaukee Wells, LLC, (v) MVP Indianapolis City Park, LLC, (vi) MVP Indianapolis WA Street, LLC. The Agreement defers a portion of the required monthly interest payments from June 2020 through November 2020 and reduces the LIBOR Floor from 1.95% to 0.50%, the Modified LIBOR Floor. In December 2020, this loan reverted back to normal payment terms. On December 8, 2020, the Company, as guarantor, entered into the Second Amendment to Loan Agreement and Loan Documents (the “Second Amendment”). Pursuant to the Second Amendment, the Borrowers were granted the option to extend the maturity date of the Loan for two one-year periods upon the satisfaction of certain conditions, payment of certain amounts due under the Loan Agreement and, in connection with the Borrowers’ exercise of their option with respect to the first extension period, delivery by the Company of a partial payment guaranty. On December 8, 2020, the Borrowers exercised their option to extend the term of the Loan to December 9, 2022 and the Company delivered a $5.0 million partial payment guaranty. On August 25, 2021, pursuant to the closing of the Color Up/Bombe Transaction, the Company made a $2.5 million principal payment.

(5)

During 2021, pursuant to the Purchase Agreement, the Company requested and received a $1,200,000 loan from Color Up, LLC the Purchaser under the Purchase Agreement, evidenced by a convertible promissory note. In connection with the closing of the Transaction, the principal then outstanding and all accrued and unpaid interest was converted into limited partner interests of the Operating Partnership. This note was settled on August 25, 2021 at the Closing of the Transaction.

(6)	On September 30, 2021, the Company entered into a loan with Meta Bank to finance $337,500 of the Directors & Officers insurance policy premium. The loan matures on July 31, 2022.
(7)

Pursuant to the Closing of the Transaction, the Company recorded the $6.0 million loan with Cantor Commercial Real Estate upon the consolidation of its investment in MVP St. Louis Cardinal Lot, DST. Company recorded the $6.0 million loan with Cantor Commercial Real Estate upon the consolidation of its investment in MVP St. Louis Cardinal Lot, DST. See Note K for further information.

* 2  Year Interest Only

**  10 Year Interest Only

Total interest expense incurred for the years ended December 31, 2021 and 2020 was approximately $9.2 million and $8.5 million, respectively. Total loan amortization cost for the years ended December 31, 2021 and 2020 was approximately $0.3 million and $0.8 million, respectively. Additionally, $0.8 million and $0.9 million of notes payable were included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, future principal payments on notes payable are as follows:

2022	$69,807,000
2023	2,499,000
2024	15,282,000
2025	31,012,000
2026	22,630,000
Thereafter	66,932,000
Less unamortized loan issuance costs	(1,009,000)
Total	$207,153,000

The following table shows notes payable settled or paid in full during the years ended December 31, 2021 and 2020:

Loan	Original Debt Amount	Monthly Payment	Balance as of 12/31/2021	Balance as of 12/31/20	Lender	Term	Interest Rate	Loan Maturity
Paid in 2021
Corporate D&O Insurance	$1,185,000	$150,000	--	$299,000	MetaBank	1 Year	3.60%	02/28/2021
SBA PPP Loan (1)	$348,000	$14,700	--	$348,000	Small Business Administration	2 Year	1.00%	10/22/2022
Color Up, LLC	$1,200,000	N/A	--	--	Color Up, LLC	7 months	7.00%	12/31/2021

Paid in 2020
MVP San Jose 88 Garage, LLC	$1,645,000	Interest Only	--	--	Multiple	1 Year	7.50%	6/30/2020
The Parking REIT D&O Insurance	$1,681,000	$171,000	--	--	MetaBank	1 Year	8.00%	4/30/2020

(1)	– Full amount of loan forgiven during May 2021.

Reserve funds are generally required for repairs and replacements, real estate taxes, and insurance premiums.  Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits.  Borrowers for seven of the Company’s loans totaling $96.0 million and two loans totaling $47.5 million failed to meet loan covenants as of December 31, 2021 and 2020, respectively. As a result, these borrowers are subject to additional cash management procedures, which resulted in approximately $359,000 and $79,000 of restricted cash at December 31, 2021 and 2020, respectively. In order to exit these procedures, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures.

During 2020, the Company and the lenders modified loan agreements to defer or cancel payments into repair and replacement reserves commencing between April 2020 and August 2020 and lasting three to six months.  At December 31, 2021 and 2020, the Company had $0 and $172,000 in deferred repair and maintenance reserve payments, respectively.

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

The Company's financial instruments include cash and cash equivalents, restricted cash, and accounts payable. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of the Company’s debt was approximately $161.2 million and $210.4 million as of December 31, 2021 and 2020, respectively, which is considered a Level 2 measurement.

Our real estate assets are measured and recognized at fair value, less costs to sell held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. During the year ended December 31, 2020, the Company impaired assets that had operational impairment indicators. Management used an independent third-party to determine the fair value primarily using the income capitalization approach based on the contracted rent to be received from the operator or the sales comparison approach. The income capitalization approach reflects the property’s income-producing capabilities based on the assumption that value is created by the expectation of benefits to be derived in the future. The sales comparison approach utilizes sales of comparable properties, adjusted for differences, to indicate value. These methods are considered Level 2 measurements in the hierarchy.

Note K – Variable Interest Entities

The Company, through a wholly owned subsidiary of the Operating Partnership, owns a 51.0% beneficial interest in MVP St. Louis Cardinal Lot DST, a Delaware statutory trust (“MVP St. Louis”). MVP St. Louis is the owner of a 2.56-acre, 376-vehicle commercial parking lot, known as the Cardinal Lot (the “Property”).

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

In connection with the Closing, the Former Advisor transferred ownership of the Manager to Manuel Chavez, the Chief Executive Officer of the Company. This change in structure was deemed a reconsideration event and therefore the Company reevaluated whether it had control. Based on the Company's evaluation, the Company began consolidating the investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets and liabilities of approximately $12.0 million and approximately $6.2 million, respectively, as of August 25, 2021.  These assets and liabilities were recorded at fair value as of the date of consolidation, and a gain of $360,000 was recognized in the Statement of Operations.

Amounts related to MVP St. Louis included in the consolidated balance sheet are as follows:

December 31, 2021
ASSETS	(Unaudited)
Investments in real estate	$11,809,000
Cash	22,000
Cash – restricted	153,000
Accounts receivable	50,000
Prepaid expenses	13,000
Total assets	$12,047,000
LIABILITIES
Notes payable	$5,961,000
Accounts payable and accrued liabilities	48,000
Due to related party	193,000
Total liabilities	$6,202,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the year ended December 31, 2021	For the year ended December 31, 2020
Revenue	$488,000	$668,000
Expenses	(434,000)	(788,000)
Net income (loss)	$54,000	$(120,000)

Note L – Leases

Lessee

The Company executed a lease agreement for its former office space at 9130 W. Post Rd., Suite 200, Las Vegas, NV 89148 with a commencement date of January 10, 2020. The lease had a ten-year term with an annual payment of $180,480 per annum during the lease term. The lease is accounted for as an operating lease under ASU 2016-02, Leases – (Topic 842). The Company recognized a Right of Use (“ROU”) Leased Asset and a ROU Lease Liability on the lease commencement date. Through the discounting of the remaining lease payments at the Company’s incremental borrowing rate of 5.382%, the value of both the ROU asset and ROU liability recognized at commencement date was approximately $1.4 million. As a result of the Closing of the Transaction, the Company terminated this lease effective September 30, 2021. The unamortized value of the ROU Lease Asset and a ROU Lease liability, on this date, were each approximately $1.2 million. These balances were written off and the company paid a $961,000 lease termination fee at Closing included in Transaction expenses in the consolidated statement of operations.

The Company recognized approximately $176,000 and $112,000 of operating lease expense during the years ended December 31, 2021 and 2020, respectively. This expense is included in general and administrative expense.

Lessor

The Company accounts for rental income and percentage rent income in accordance with ASC 842 - Leases. The majority of the Company’s leases are largely similar and the lease agreements generally contain similar provisions and features, without substantial variations. All leases are currently classified as operating leases. The following table summarizes the components of lease revenue recognized during the years ended December 31, 2021 and 2020 included within the Company's Consolidated Statements of Operations:

	Year Ended December 31,
Lease revenue	2021	2020
Fixed contractual payments	$9,154,000	$8,908,000
Variable lease payments	6,939,000	5,386,000
Straight-line rental income	135,000	188,000

Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of December 31, 2021, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows:

Years Ending December 31,	Future lease payments due
2022	$5,700,000
2023	5,093,000
2024	4,355,000
2025	3,337,000
2026	2,480,000
Thereafter	415,000

Note M — Income Taxes

The Company previously elected to be taxed as a REIT for federal income tax purposes and operated in a manner that allowed the Company to qualify as a REIT through December 31, 2019.  As a consequence of the COVID-19 pandemic, the Company earned income from a number of distressed tenants that did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020. Accordingly, the Company did not qualify for taxation as a REIT in 2020 and has been taxed as a C corporation beginning with its 2020 taxable year. As a C corporation, the Company is subject to federal income tax on its taxable income at regular corporate rates.

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  As a taxable C Corporation, the Company has evaluated its deferred tax assets for the year ended December 31, 2021, which consist primarily of net operating losses and its investment in the Operating Partnership (as a result of the Closing). Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Due to the ongoing impact to the Company of the COVID-19 pandemic to the Company, the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the year ended December 31, 2021. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur.

The provision for income taxes for the years ended December 31, 2021, and 2020 consisted of the following, which is included in general and administrative expense on the consolidated statement of operations:

	2021	2020
Current
Federal	--	--
State	$30,749	--
Total Current	$30,749	--

Deferred
Federal	--	--
State	--	--
Total Deferred	--	--
Total	$30,749	--

The following table presents a reconciliation of the statutory corporate U.S. federal income tax rate to the Company’s effective tax rate as of December 31, 2021:

	2021	2020
Tax at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal effect	5.16%	5.10%
Non-Deductible Expenses	0.64%	0.01%
Revaluation of deferred tax assets/liabilities	--	76.09%
Change in Valuation Allowance	-27.08%	-102.30%
Effective income tax rate	--	--

The balances for deferred taxes for the years ended December 31, 2021, and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020
Deferred Tax Assets:
NOL Carryforward	$11,307,270	$9,183,471
Real Estate Investments	--	$6,478,695
Intangible Assets	--	$9,286,082
Prepaid Rent	--	$36,616
Investment in Operating Partnership	$16,236,475	--
Gross deferred tax assets	$27,543,746	$24,985,134
Less valuation allowance	$(27,543,746)	$(24,601,466)
Total deferred tax assets	--	$383,668
Deferred Tax Liabilities:
Straight-line Rent	--	$(383,668)
Total deferred tax liabilities	--	$(383,668)
Total net deferred taxes	--	--

Note N — Equity

Series A Preferred Stock

On November 1, 2016, the Company commenced an offering of up to $50 million in shares of the Company’s Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”), par value $0.0001 per share, together with warrants to acquire the Company’s Common Stock, in a Regulation D 506(c) private placement to accredited investors The Company closed the offering on March 24, 2017 and raised approximately $2.5 million, net of offering costs, in the Series A private placements.

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

Each investor in the Series A offering received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s Common Stock if the Company’s Common Stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s Common Stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a Listing Event does not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a Listing Event does occur on or before March 24, 2022, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a Listing Event. The Company engaged a third-party expert to value these warrants and the estimated value as of December 31, 2021 is immaterial. As of December 31, 2021, there were detachable warrants that could be exercised for 84,510 shares of the Company’s Common Stock, if a Listing Event occurs on or before March 22, 2022, after the 90th day following the occurrence of a Listing Event. If all the potential warrants outstanding at December 31, 2021 became exercisable because of a Listing Event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $2.1 million and the Company would as a result issue an additional 84,510 shares of common stock.

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $990,000 of which approximately $597,000 had been paid to Series A stockholders. As of December 31, 2021 and 2020, approximately $393,000 and $178,000 of Series A Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the consolidated balance sheet.

Series 1 Preferred Stock

On March 29, 2017, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary to the charter of the Company classifying and designating 97,000 shares of its authorized capital stock as shares of Series 1 Convertible Redeemable Preferred Stock (“Series 1 Preferred Stock”), par value $0.0001 per share. On April 7, 2017, the Company commenced the Regulation D 506(b) private placement of shares of Series 1 Preferred Stock, together with warrants to acquire the Company’s Common Stock, to accredited investors.

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company’s Board of Directors and declared by us out of legally available funds, cumulative, cash dividends on each Share at an annual rate of 5.50% of the Stated Value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company’s Common Stock; provided that since a Listing Event has not occurred by April 7, 2018, the annual dividend rate on all Series 1 Preferred Stock shares has been increased to 7.00% of the Stated Value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the Stated Value. Based on the number of Series 1 Preferred Stock shares outstanding at December 31, 2021, the increased dividend rate costs the Company approximately $150,000 more per quarter in Series 1 dividends.

Each investor in the Series 1 offering received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s Common Stock if the Company’s Common Stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s Common Stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a Listing Event does not occur on or prior to the fifth anniversary of the final closing date of the Series 1 offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a Listing Event does occur on or before January 31, 2023, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a Listing Event. The Company engaged a third-party expert to value these warrants and the estimated value as of December 31, 2021 is immaterial. As of December 31, 2021, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s Common Stock after the 90th day following the occurrence of a Listing Event. If all the potential warrants outstanding at December 31, 2021 became exercisable because of a Listing Event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of Common Stock.

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series 1 Preferred Stock, however, such distributions will continue to accrue in accordance with the terms of the Series 1 Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $11.5 million of which approximately $6.4 million had been paid to Series 1 Preferred Stock stockholders. As of December 31, 2021 and 2020, approximately $5.1 million and $2.3 million of Series 1 Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the consolidated balance sheet.

Warrants

On August 25, 2021, in connection with the Closing, the Company entered into a warrant agreement (the “Warrant Agreement”) pursuant to which it issued to the Purchaser to purchase up to 1,702,128 shares of Common Stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million (the “Common Stock Warrants”). Each whole Common Stock Warrant entitles the registered holder thereof to purchase one whole share of Common Stock at a price of $11.75 per share (the “Warrant Price”), subject to customary adjustments, at any time following a “Liquidity Event,” which is defined as an initial public offering and/or Listing of the Common Stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange. The Common Stock Warrants will expire five years after the date of the Warrant Agreement.

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

As of December 31, 2021, all outstanding warrants issued by the Company were classified as equity.

Tender Offer

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

Securities Purchase Agreement

On November 2, 2021, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) by and among the Company, the Operating Partnership, and HSCP Strategic III, L.P., a Delaware limited partnership (“HS3”) affiliated with Purchaser, pursuant to which the Operating Partnership issued and sold to HS3(a) 1,702,128 newly issued common units of limited partnership of the Operating Partnership (“OP Units”); and (b) 425,532 newly-issued Class A units of limited partnership of the Operating Partnership (“Class A Units”) which entitle HS3 to purchase up to 425,532 additional OP Units (the “Additional OP Units”) at an exercise price equal to $11.75 per Additional OP Unit, subject to adjustment as provided in the Class A Unit Agreement, and HS3 paid to the Operating Partnership cash consideration of $20.0 million. The Company used proceeds from the Purchase Agreement for working capital purposes, including expenses related to the Purchase Agreement and the acquisition of two parking lots and related assets. The Additional OP Units are available to be exercised only upon completion of a liquidity event, as defined in the Purchase Agreement.

Convertible Noncontrolling Interests

As of December 31, 2021, the Operating Partnership (“OP”) had approximately 17.0 million OP units outstanding. Under the terms of the Third Amended and Restated Limited Partnership Agreement, OP Unit holders may elect to exchange OP Units for shares of the Company’s Common Stock upon completion of a liquidity event. The OP Units outstanding as of December 31, 2021 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. There were no outstanding convertible OP Units as of December 31, 2020.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (“DRIP”) allows stockholders to invest distributions in additional shares of our Common Stock, subject to certain limits. Stockholders who elect to participate in the DRIP may choose to invest all or a portion of their cash distributions in shares of our Common Stock at a price equal to our most recent estimated value per share.  On March 22, 2018 the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

Share Repurchase Program

On May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program, other than for hardship repurchases in connection with a shareholder’s death. Repurchase requests made in connection with the death of a stockholder were repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company had established an estimated NAV per share, 100% of such amount as determined by the Company’s Board of Directors, subject to any special distributions previously made to the Company’s stockholders. The Company did not repurchase shares of Common Stock pursuant to the hardship exception under this program during the year ended December 31, 2021.

As of December 31, 2021, 48,318 shares have been redeemed of which 33,232 shares were hardship repurchases.  On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

Note O — Employee Benefit Plan

Effective July 1, 2019, the Company began participating in 401(k) Safe Harbor Plan (the “Plan”), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct the Company to defer a portion of their compensation to the Plan, subject to limitations in the Code. The Company provides for an employer matching contribution equal to 100% of the first % of eligible compensation contributed by each employee, which is funded in cash. All contributions vest immediately.

Total expense recorded for the matching 401(k) contribution in the years ended December 31, 2021 and 2020 was approximately $46,000 and $34,000, respectively.

Note P — Subsequent Events

On March 29, 2022, the Company, Operating Partnership and the other subsidiary borrowers party thereto entered into a Credit Agreement (the “Credit Agreement”) with KeyBanc Capital Markets, as lead arranger, and KeyBank, National Association, as administrative agent. Capitalized terms used but not defined herein have the meanings ascribed thereto in the Credit Agreement.

The Credit Agreement refinances certain of the Company’s current loan agreements for various properties. The Credit Agreement will provide for, among other things, a $75,000,000 revolving credit facility, maturing on April 1, 2023.  Credit Agreement may be extended to October 1, 2023 if no event of default is in existence upon receipt of written request 120 – 60 days prior to maturity date and payment of an extension fee pursuant to the terms of the Credit Agreement (the “Revolving Facility”). The Revolving Facility may be increased by up to an additional $75,000,000 provided that no event of default has occurred and is continuing and certain other conditions are satisfied.

Borrowings under the Revolving Facility bear interest at a SOFR benchmark rate or Alternate Base Rate, plus a margin of between 1.75% and 2.25%, with respect to SOFR loans, or 0.75% to 1.25%, with respect to base rate loans, based on the Company’s leverage ratio as calculated under the Credit Agreement.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

			Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Carrying Amount at December 31, 2021 (3)
Description	ST	Encumbrance	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total	Accumulated Depreciation (1)	Date Acquired	Life on which depr in latest statement is computed
West 9th Street (2)	OH	$4,632,000	$5,675,000	$--	$170,000	$--	$5,844,000	$--	$5,844,000	$47,000	2016	15
Crown Colony (2)	OH	--	3,030,000	--	18,000	--	2,954,000	--	2,954,000	6,000	2016	15
MCI 1372 Street	OH	574,000	700,000	--	--	--	700,000	--	700,000	--	2016	N/A
Cincinnati Race Street	OH	3,450,000	2,142,000	2,358,000	1,848,000	--	1,904,000	3,944,000	5,848,000	767,000	2016	39,15
St Louis Washington	MO	1,303,000	3,000,000	--	7,000	--	1,637,000	--	1,637,000	2,000	2016	15
St Paul Holiday Garage	MN	3,901,000	1,673,000	6,527,000	277,000	--	1,673,000	6,804,000	8,477,000	955,000	2016	39,15
Louisville Station	KY	1,682,000	3,050,000	--	57,000	--	3,007,000	--	3,007,000	18,000	2016	15
Whitefront Garage	TN	6,454,000	3,116,000	8,380,000	176,000	--	3,116,000	8,556,000	11,672,000	1,180,000	2016	39,15
Cleveland Lincoln Garage	OH	3,775,000	2,195,000	5,122,000	5,040,000	--	1,378,000	8,256,000	9,634,000	1,370,000	2016	39,15
Houston Preston	TX	1,627,000	2,800,000	--	20,000	--	2,820,000	--	2,820,000	6,000	2016	15
Houston San Jacinto	TX	1,820,000	3,200,000	--	50,000	--	3,250,000	--	3,250,000	15,000	2016	15
MVP Detroit Center Garage	MI	28,323,000	7,000,000	48,000,000	743,000	--	7,000,000	48,743,000	55,743,000	6,223,000	2017	39,15
St. Louis Broadway	MO	1,671,000	2,400,000	--	--	--	2,400,000	--	2,400,000	--	2017	N/A
St. Louis Seventh & Cerre	MO	2,058,000	3,300,000	--	--	--	3,300,000	--	3,300,000	--	2017	N/A
MVP Preferred Parking	TX	11,330,000	15,800,000	4,700,000	719,000	--	15,230,000	5,250,000	20,480,000	693,000	2017	39,15
MVP Raider Park Garage	TX	6,931,000	2,005,000	9,057,000	2,593,000	--	2,005,000	11,651,000	13,656,000	1,324,000	2017	39,15
MVP PF Memphis Poplar 2013	TN	1,800,000	3,658,000	--	13,000	--	3,671,000	--	3,671,000	13,000	2017	15
MVP PF St. Louis 2013	MO	3,700,000	5,041,000	--	--	--	5,042,000	--	5,042,000	29,000	2017	15
Mabley Place Garage	OH	7,817,000	1,585,000	19,018,000	142,000	--	1,360,000	16,385,000	17,745,000	1,898,000	2017	39,15
MVP Denver Sherman	CO	270,000	705,000	--	--	--	705,000	--	705,000	--	2017	N/A
MVP Fort Worth Taylor	TX	11,523,000	2,845,000	24,405,000	5,000	--	2,845,000	24,410,000	27,255,000	2,543,000	2017	39,15
MVP Milwaukee Old World	WI	1,871,000	2,003,000	--	--	--	2,003,000	--	2,003,000	19,000	2017	15
MVP Houston Saks Garage	TX	3,061,000	4,931,000	5,221,000	33,000	--	3,713,000	4,049,000	7,762,000	509,000	2017	39,15
MVP Milwaukee Wells	WI	2,529,000	4,994,000	--	--	--	4,374,000	--	4,374,000	67,000	2017	15
MVP Wildwood NJ Lot	NJ	1,000,000	1,631,000	--	--	--	696,000	--	696,000	--	2017	N/A
MVP Indianapolis City Park	IN	6,744,000	2,056,000	8,557,000	114,000	--	2,056,000	8,672,000	10,728,000	916,000	2017	39,15
MVP Indianapolis WA Street Lot	IN	3,185,000	5,618,000	--	--	--	5,617,000	--	5,617,000	21,000	2017	15
MVP Minneapolis Venture	MN	4,000,000	4,013,000	--	--	--	4,013,000	--	4,013,000	--	2017	N/A
MVP Indianapolis Meridian Lot	IN	938,000	1,573,000	--	--	--	1,523,000	--	1,523,000	6,000	2017	15
MVP Milwaukee Clybourn	WI	191,000	257,000	--	--	--	256,000	--	256,000	3,000	2017	15
MVP Milwaukee Arena	WI	2,022,000	4,631,000	--	--	--	4,631,000	--	4,631,000	--	2017	N/A
MVP Clarksburg Lot	WV	476,000	701,000	--	--	--	611,000	--	611,000	2,000	2017	15
MVP Denver 1935 Sherman	CO	719,000	2,533,000	--	--	--	2,533,000	--	2,533,000	--	2017	N/A
MVP Bridgeport Fairfield Garage	CT	3,782,000	498,000	7,555,000	12,000	--	498,000	7,567,000	8,065,000	823,000	2017	39,15
Minneapolis City Parking	MN	4,516,000	9,633,000	--	--	--	7,513,000	--	7,513,000	80,000	2017	15
MVP New Orleans Rampart	LA	4,965,000	8,105,000	--	--	--	7,835,000	--	7,835,000	--	2018	N/A
MVP Hawaii Marks	HI	12,646,000	9,119,000	11,715,000	368,000	--	8,571,000	11,381,000	19,952,000	1,095,000	2018	39,15
1W7 Carpark	OH	10,271,000	2,995,000	28,813,000	--	--	2,995,000	28,813,000	31,808,000	245,000	2021	39, 15
222W7	OH	8,151,000	4,391,000	23,923,000	--	--	4,391,000	23,923,000	28,314,000	204,000	2021	39
322 Streeter	IL	25,900,000	11,387,000	27,096,000	--	--	11,387,000	27,096,000	38,483,000	231,000	2021	39
2nd Street	FL	--	93,000	--	--	--	93,000	--	93,000	--	2021	N/A
Denver 1725 Champa Street Garage	CO	--	7,414,000	8,860,000	--	--	7,414,000	8,860,000	16,274,000	38,000	2021	39
MVP St. Louis Cardinal Lot DST	MO	6,000,000	11,660,000	19,000	--	--	11,660,000	19,000	11,679,000	--	2017	N/A
		$207,608,000	$175,156,000	$249,326,000	$12,405,000	$--	$166,224,000	$254,379,000	$420,603,000	$21,348,000

(1)

The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

(2)	These properties are held by West 9th St. Properties II, LLC
(3)	The aggregate gross cost of property included above for federal income tax purposes approximately $395.7 million as of December 31, 2021.

The following table reconciles the historical cost of total real estate held for investment for the years ended December 31, 2021 and 2020.

	2021	2020
Total real estate held for investment, inception (prior)	$292,076,000	$310,563,000
Additions during period:
Acquisitions	126,651,000	--
Improvements	1,876,000	687,000
Deductions during period:
Dispositions	--	(5,059,000)
Impairments	--	(14,115,000)
Total real estate held for investment, end of year (1)	$420,603,000	$292,076,000

(1)

This amount does not include intangible assets and construction in progress totaling approximately $9.8 million and $0.1 million, respectively, as of December 31, 2021 and approximately $2.1 million and $1.3 million as of December 31, 2020, respectively. Subsequent to the December 31, 2020 presentation of this schedule, the Company determined intangibles of $2.1 million were incorrectly included and the presentation has thus been revised.

The following table reconciles the accumulated depreciation for the years ended December 31, 2021 and 2020. Subsequent to the December 31, 2020 presentation of this schedule, the Company determined accumulated amortization of $1.2 million was incorrectly included and the presentation has thus been revised.

	2021	2020
Accumulated depreciation, inception (prior)	$15,890,000	$11,506,000
Deductions during period:	--	(429,000)
Depreciation of real estate	5,458,000	4,813,000
Accumulated depreciation, end of year	$21,348,000	$15,890,000

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)     Dismissal of Previous Independent Registered Accounting Firm

On October 18, 2021, the Company dismissed RBSM LLP (“RBSM”) as the Company's independent registered public accounting firm.  The dismissal of RBSM was approved by the Audit Committee of the Company's Board of Directors.

RBSM’s report on the Company’s consolidated financial statements as of December 31, 2020 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2020 and the subsequent interim period through October 18, 2021, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with RBSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of RBSM would have caused RBSM to make reference to the subject matter of the disagreements or reportable events in connection with its reports on the financial statements for such years. During the year ended December 31, 2020 and the subsequent interim period through October 18, 2021, there have been no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

(b)     Appointment of New Independent Registered Public Accounting Firm

On October 18, 2021, the Company’s Audit Committee approved the engagement of Deloitte & Touche, LLP (“Deloitte”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2021, effective immediately. During the fiscal year ended December 31, 2020 and through the subsequent interim period as of October 18, 2021, neither the Company, nor any party on behalf of the Company, consulted with Deloitte regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the audit opinion that might be rendered regarding the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that Deloitte concluded was an important factor considered by the Company in deciding on any accounting, auditing or financial reporting issue, or (b) any matter subject of any “disagreement” (as such term is defined in Item 304(a) (1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.             CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making our assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officers, concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Management identified material weaknesses in our internal control over financial reporting in connection with our assessment as of and for the year ended December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) the lack of appropriate segregation of duties within the accounting and finance groups; (ii) the lack of formal and effective controls over user access to certain information systems to ensure adequate restriction of users and privileged access to transaction processing applications; and (iii) inappropriate application of technical accounting for certain transactions and disclosures.

Management’s Remediation Plan

We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. The following remedial actions have been identified and initiated as of December 31, 2021:

•	We are in process of hiring and training additional accounting resources with appropriate levels of experience and reallocating responsibilities across the finance organization. This measure provides for segregation of duties and ensures that the appropriate level of knowledge and experience will be applied based on the risk and complexity of transactions and tasks under review.

•	We will continue to educate control owners and enhance policies to ensure appropriate restrictions related to user access and privileged access are in place.

•	We will provide access to accounting literature and research to enable the controls owners in evaluating technical accounting pronouncements for certain transactions, in addition to utilizing third party resources when appropriate.

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

In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. As we continue to evaluate and take actions to improve our internal control over financial reporting, we will further refine our remediation plan and take additional actions to address control deficiencies or modify certain of the remediation measures described above.

While progress has been made to enhance our internal control over financial reporting, we are still in the process of designing, implementing, documenting, and testing the effectiveness of these processes, procedures and controls. Additional time is required to complete the implementation and to assess and ensure the sustainability of these procedures. We will continue to devote time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls are fully implemented, have operated for a sufficient period of time and management has concluded that these controls are operating effectively through testing.

Changes in Internal Control Over Financial Reporting

Aside from identification of the material weaknesses described above and the actions taken as described in Management's Remediation Initiatives above to improve the Company’s internal control over financial reporting, there has not been any change in our internal control over financial reporting during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

ITEM 9C.             DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company operates under the direction of the Company’s Board of Directors, the members of which are accountable to the Company and the stockholders as fiduciaries.  The Board is responsible for directing the management of the Company’s business and affairs.

Directors and Executive Officers

The following table sets forth the names and ages as of March 30, 2022 and positions of the individuals who serve as the Company’s directors and executive officers as of March 30, 2022:

Name	Age	Title
Manuel Chavez III	45	Chief Executive Officer and Director (Chairman)
Stephanie Hogue	43	President, Interim Chief Financial Officer, Treasurer, Secretary and Director
Jeffrey B. Osher	45	Independent Director
Lorrence T. Kellar (1)(2)	84	Independent Director
Danica Holley (1)	49	Independent Director
Damon Jones	46	Independent Director
Shawn Nelson (1)	55	Independent Director

(1)	Member of the audit committee
(2)	Audit committee financial expert

Manuel Chavez has served as our Chief Executive Officer and Chairman of the Board since August 2021. Mr. Chavez is and has been the chief executive officer and founder of Bombe Asset Management LLC (“Bombe”), a Cincinnati, Ohio-based alternative asset management firm affiliated with Color Up, LLC, a Delaware limited liability company and the purchaser under the Equity Purchase and Contribution Agreement with the Company (“Color Up” or the “Purchaser”), since 2017. Mr. Chavez held various positions of increasing responsibility at Parking Company of America, Inc. from 1999 to 2017.  Mr. Chavez is also chief executive officer and a manager of Color Up. Mr. Chavez currently holds positions with the Greater Cincinnati Port Authority, the Cincinnati State Technical and Community College, the Cincinnati Art Museum and the Cincinnati Regional Business Committee.

Mr. Chavez was selected to serve as a director of the Company because of his significant real estate experience and expansive knowledge of the real estate industry, and his relationships with chief executives and other senior management at numerous real estate companies.  Based on the foregoing, the Board believes that Mr. Chavez will bring a unique and valuable perspective to our Board.

Mr. Chavez was selected to serve as a director of the Company because of his significant real estate experience and expansive knowledge of the real estate industry, and his relationships with chief executives and other senior management at numerous real estate companies.  Based on the foregoing, the Board believes that Mr. Chavez will bring a unique and valuable perspective to our Board.

Stephanie Hogue has served as our President, Secretary and a member of the Board since August 2021 and as Interim Chief Financial Officer since November 2021.  Ms. Hogue has been the chief investment officer and managing partner of Bombe since 2020. From 2017 to 2020, Ms. Hogue was managing director and New York branch manager at PricewaterhouseCoopers Corporate Finance LLC, and from 2010 to 2017, Ms. Hogue was a director at PricewaterhouseCoopers Corporate Finance LLC. Ms. Hogue is also a manager of Color Up.  Ms. Hogue currently serves on the board of governors of Public Media Connect, Inc., a non-profit organization that owns southwest Ohio’s largest Public Broadcasting Service member television stations, and is a director of the Indian Hill Club.

Ms. Hogue was selected to serve as a director of the Company because of her significant experience in finance, capital markets and investing in infrastructure and real estate assets.

Independent Directors of the Company

Jeffrey B. Osher has served as a member of the Board since August 2021.  Mr. Osher founded No Street Capital LLC, an investment management firm, in 2018.  Prior to founding No Street Capital, LLC, Mr. Osher served as a portfolio manager at Harvest Capital Strategies, LLC, an SEC-registered investment advisor, from 2005 to 2018, and as an analyst from 2002 to 2005.  Prior to his tenure at Harvest Capital Strategies, LLC, Mr. Osher was an analyst at The Dowd Company where he focused on technology and emerging growth companies. He has served on the board of directors of the Seal Family Foundation since 2016. He has also served on the board of directors of Green Dot Corporation since 2020 and was an advisor to the Green Dot Corporation’s board of directors from 2017 to 2020.  He is also a manager of Color Up and a control person of HS3 which is the approximate 10% limited partner of the Operating Partnership.

Mr. Osher was selected to serve as a director of the Company due to his significant experience in financial services and investment and his experience as an executive and a public company director.

Lorrence T. Kellar has served as a member of the Board since August 2021.  Mr. Kellar has been a trustee of Acadia Realty Trust since November 2003. Mr. Kellar was vice president at Continental Properties, a retail and residential developer, from 2002 until his retirement in 2009, a director of Spar Group, Inc., from 2003 to 2019 and chairman of Multi-Color Corporation from 1995 to 2012. Prior to joining Continental Properties, Mr. Kellar served as vice president of real estate with Kmart Corporation for six years and served with The Kroger Co., the United States’ largest supermarket company, for 31 years where his final position was group vice president of finance and real estate. Mr. Kellar currently serves as an emeritus trustee of Public Media Connect, Inc. a non-profit organization that owns southwest Ohio’s largest Public Broadcasting Service member television stations and an emeritus trustee of the Cincinnati Ballet.

Mr. Kellar was selected to serve as a director of the Company due to his significant management and public company experience, including in the real estate industry and as a public company executive and director and member of the audit committee.

Danica Holley has served as a member of the Board since August 2021.  Ms. Holley has served as the chief operating officer of Global Medical REIT Inc. since March 2016.  Ms. Holley’s business development and management experience spans more than 18 years with an emphasis on working in an international environment.  She has extensive experience in international program management, government procurement, and global business rollouts and start-ups. As executive director for Safe Blood International Foundation since April 2008, she oversaw national health initiatives in Africa and Asia, including an Ebola response project. Ms. Holley has held management positions as director of strategy, corporate business development for WorldSpace, Inc. from 1997 to 2000, director of marketing for corporate and business at ISI Professional Services from 2000 to 2001 and director of administration at Tanzus Development from 1996 to 1997 and SK&I Architectural Design Group, LLC from 2003 to 2007.

Ms. Holley was selected to serve as a director of the Company due to her significant business development and management experience, including as an executive officer at a publicly traded REIT that has had a similar growth trajectory to the Company.

Damon Jones has served as a member of the Board since August 2021.  Mr. Jones has served as the chief communications officer of The Procter & Gamble Company (“P&G”) since April 2020.  He served as vice president, global communications & advocacy at P&G from July 2018 to April 2020, and prior to that, as director, global company communications from August 2015 to June 2018.  Prior to that, Mr. Jones held various other positions with increasing responsibility at P&G since 1997.

Mr. Jones was selected to serve as a director of the Company due to his significant communications experience and his experience as a public company executive.

Shawn Nelson has served as a member of the Board since January 2019.  Mr. Nelson has served as the chief assistant district attorney of Orange County, California since January 2019.  Mr. Nelson had served as a member of the Orange County Board of Supervisors in Orange County, California, since June 2010, serving as chairman in 2013 and 2014.  Mr. Nelson previously served on the board of directors of the Southern California Regional Rail Authority (Metrolink) and was the former chairman.  He was also previously a director of the Orange County Transportation Authority having served as the chair in 2014 and is a director of the South Coast Air Quality Management District, Southern California Association of Governments, Transportation Corridor Agency, Foothill/Eastern, Southern California Water Committee, Orange County Council of Governments and Orange County Housing Authority Board of Commissioners.  Mr. Nelson resigned from his positions on the board of the Southern California Regional Rail Authority and the Orange County Transportation Authority effective in January 2019.  From 1994 to 2010, Mr. Nelson was the managing partner of the law firm of Rizio & Nelson.  From 1992 to 1994, he was the leasing director/project manager of S&P Company.  Prior to that, from 1989 to 1992, Mr. Nelson served as the leasing director/acquisitions analyst for IDM Corp and from 1988 to 1989 he served as a construction superintendent for Pulte Homes.  Mr. Nelson has a Bachelor of Science degree in business with a certificate in real property development from the University of Southern California and a Juris Doctor Degree from Western State University College of Law.

Mr. Nelson was selected to serve as a director of the Company due to his legal background and significant experience in the real estate industry and his experience as a director.

CORPORATE GOVERNANCE

Board of Directors & Stockholders’ Agreement

Effective August 25, 2021, pursuant to the Charter and bylaws, and as contemplated the Stockholders’ Agreement dated August 25, 2021 (the “Stockholders’ Agreement”) between the Company and Color Up, the number of directors was increased from four to seven and Manuel Chavez, Stephanie Hogue, Jeffrey Osher, Lorrence Kellar and Damon Jones were designated as nominees to the Board (the “Color Up Designated Directors”) by Color Up (and the Board nominated Danica Holley as a nominee to the Board to join Shawn Nelson as an incumbent director (the “Incumbent Director” and, together with the Color Up Designated Director,  “New Directors”) and Messrs. Chavez, Osher, Kellar, Jones, and Meses. Hogue and Holley were elected to the Board, with terms expiring at the Annual Meeting and until their successors are duly elected and qualify. At the Annual Meeting held on December 23, 2021, the New Directors, along with Shawn Nelson who was on the Board prior to the Transaction, were elected to serve on the Board until the next annual meeting.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which contains general guidelines for conducting the Company’s business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment.  The Code of Ethics applies to all of the Company’s officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, as well as all members of the Board.  The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations.  The Code of Ethics is available on the Company’s website at https://mobileit.com under “Investor Relations—Corporate Governance.” A printed copy of the Code of Ethics may be obtained by shareholders upon written request to the Company’s Secretary at the address listed on the cover page of this Annual Report. We intend to satisfy any disclosure requirements regarding any amendments to, or waivers from, provisions of the Code of Ethics by posting such information on our website as promptly as practicable, as may be required by applicable SEC rules.

Communication with Directors

The Company has established procedures for stockholders or other interested parties to communicate directly with the Board.  Such parties can contact the Board by mail at the following address: Board of Directors of Mobile Infrastructure Corporation, c/o Secretary, 250 E. 5th Street, Suite 2110, Cincinnati, Ohio 45202; or by emailing secretary@mobileIT.com.

The Secretary will receive all communications made by these means and will distribute such communications to such member or members of the Board as they deem appropriate, depending on the facts and circumstances outlined in the communication received.  For example, if any questions regarding accounting, internal controls and auditing matters are received, they will be forwarded by the Secretary to the members of the Audit Committee for review.

ITEM 11.              EXECUTIVE COMPENSATION

Summary Compensation Table

For the year ended December 31, 2021, the Company’s named executive officers for purposes of this Annual Report are (i) each person who served as the Company’s principal executive officer during the year—Manuel Chavez and Michael Shustek; and (ii) each executive officer of the Company, whether or not they remained with the Company at the end of the year, who received annual compensation of more than $100,000—Stephanie Hogue, Daniel Huberty and J. Kevin Bland (collectively, the “named executive officers”).

The following “Summary Compensation Table” and footnotes summarize the total compensation (rounded to the nearest thousand) of the Company’s named executive officers for the year ended December 31, 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Manuel Chavez Chief Executive Officer	2021 2020	$36,534 --	-- --	$197,656 --	-- --	$234,190 --
Stephanie Hogue President, Interim Chief Financial Officer, Treasurer and Secretary	2021 2020	$141,346 -	-- --	-- -	-- --	$141,346 --
Michael V. Shustek[1] Former Chief Executive Officer	2021 2020	$321,000 $550,000	-- --	-- --	$2,400,000 --	$2,7211,000 $550,000
Daniel Huberty[2] Former President and Chief Operating Officer	2021 2020	$175,000 $300,000	-- --	-- --	$600,000 --	$775,000 $300,000
J. Kevin Bland[3] Former Chief Financial Officer and Treasurer	2021 2020	$208,000 $250,000	-- $50,000	$49,600 $50,000	$250,000 --	$507,600 $350,000

(1)	Mr. Shustek resigned from all executive positions at the Company and all of the Company’s subsidiaries, including as Chief Executive Officer of the Company, effective August 25, 2021. In connection with the Closing of the Transaction and pursuant to his employment agreement, Mr. Shustek was paid $2,400,000 in severance. For additional information with respect to this Mr. Shustek’s resignation, please see the section entitled “Certain Related Person Transactions” and the section entitled “Potential Payments Upon Termination or Change in Control” in this Annual Report.
(2)	Mr. Huberty resigned as the Company’s President and Chief Operating Officer, effective August 25, 2021. In connection with the Closing of the Transaction and pursuant to his employment agreement, Mr. Huberty was paid $600,000 in severance. For additional information with respect to this agreement and Mr. Huberty’s separation, please see the section entitled “Certain Related Person Transactions” and the section entitled “Potential Payments Upon Termination or Change in Control” in this Annual Report.
(3)	After the Closing, Mr. Bland resigned as the Company’s Chief Financial Officer and Treasurer, effective December 3, 2021. Pursuant to the terms of Mr. Bland’s employment and separation agreement, in connection with his resignation, Mr. Bland received a severance payment in the amount of $250,000, less applicable taxes and withholding, plus certain moving expense reimbursements of $13,629. Additionally, Mr. Bland was issued 4,225 non-restricted shares, approved by the Board in February 2021. The non-restricted shares were issued by the Company on March 1, 2021 at a price of $11.75 per share. This price equals the price agreed to in the Purchase Agreement entered into between the Company and Color Up. The shares awarded fully vested upon issuance and these shares are not related to the Company’s Incentive Plan.

2021 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

During the years ended December 31, 2021 and 2020, no grants were made under the Long-Term Incentive Plan (the “Plan”) and there were no outstanding unvested equity awards as of either date. The Plan provides up to 500,000 shares may be issued under the terms of the Plan. The Plan was approved by the Board of Directors.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Our Employment Agreements provide for certain severance payments and vesting of shares of our common stock to our named executive officers in certain circumstances in connection with a qualifying termination, including following a change in control of the Company as further described below.

Employment Agreements

2021 Employment Agreements

In connection with their employment, the Company entered into employment agreements (collectively, the “2021 Employment Agreements”) with each of Manuel Chavez and Stephanie Hogue on August 25, 2021. The previous Compensation Committee retained an independent compensation consultant in 2021 to assist in determining Mr. Chavez’s and Ms. Hogue’s compensation packages under the 2021 Employment Agreements.

The following is a brief summary and discussion of the terms of the 2021 Employment Agreements:

Term.  Each of the 2021 Employment Agreements provides for a three-year initial term that commences on the Employment Effective Date (as defined in each of the 2021 Employment Agreements) and ends on the third anniversary of such date.  Thereafter, the employment term extends automatically for successive one-year periods unless either the executive or the Company provides notice of non-renewal to the other party at least ninety (90) days before the end of the then-existing term.

Duties.  The 2021 Employment Agreements provide that the Chief Executive Officer and the President will perform duties and provide services to us that are customarily associated with the duties, authorities and responsibilities of persons in similar positions as well as such other duties as may be assigned from time to time. The 2021 Employment Agreements also provide that the executives generally will devote substantially all of their business time and attention to the business and affairs of the Company, except that the executives may engage in certain outside activities that do not materially interfere with the performance of their duties, including serving as an officer and other capacities with respect to Color Up and its affiliates.

Compensation. The 2021 Employment Agreements provide that the Chief Executive Officer and President will receive an annual initial base salary of $600,000 and $450,000, respectively.  The Chief Executive Officer and President will be eligible to receive a target annual bonus of not more than 33.33% of their base salary, and each will be eligible to receive an annual target equity award of not more than $1,000,000, and $600,000 in restricted shares of common stock, respectively.  Each annual equity award shall vest equally in annual installments over a three-year period.  The amounts and conditions for the payment and vesting (as applicable) of each target annual incentive award and each annual target equity award will be determined by the Compensation Committee.  The Chief Executive Officer and President have the right to elect to receive their base salary and their target annual bonus payments in the form of restricted shares of common stock.  Each of the executives will be eligible to participate in employee benefit programs made available to the Company’s employees from time to time and to receive certain other perquisites, each as set forth in their respective 2021 Employment Agreements. In addition, the Chief Executive Officer and the President will receive $2,000,000 and $1,200,000 in unvested restricted shares of common stock, respectively, which shares shall vest only upon the occurrence of a Liquidity Event (as defined in the 2021 Employment Agreements), within three years of the effective date of the 2021 Employment Agreements, provided that the Chief Executive Officer and President, respectively, remain employed with the Company on the date of the Liquidity Event, unless such officer is terminated by the Company without cause or resigns for good reason within 180 days of a Liquidity Event.  The Compensation Committee retained an independent compensation consultant to assist in determining the Chief Executive Officer’s and President’s compensation packages.

Severance Payments.  The 2021 Employment Agreements provide that, subject to the execution of a release and other conditions set forth in the 2021 Employment Agreements, upon a “qualifying termination” (as defined in the 2021 Employment Agreements), the executives will be entitled to severance based on a multiple of the total of each executive’s then-current annual base salary plus the amount of the Target Bonus Amount (as defined in the 2021 Employment Agreements) for the Company’s most recently completed fiscal year prior to termination (referred to herein as “total cash compensation”).  If the qualifying termination results from the death or disability of the executive, the executive will be entitled to severance equal to one times (1x) their total cash compensation.  If the executive is terminated by the Company without “cause” (as defined in the 2021 Employment Agreements), the executive quits for “good reason” (as defined in the 2021 Employment Agreements) or the Company elects not to renew the term of the 2021 Employment Agreements, then the executive will be entitled to severance equal to two times (2x) their total cash compensation.   In the event that any qualifying termination occurs on or within twelve (12) months after a change in control of the Company, the executives will be entitled to severance equal to three times (3x) their total cash compensation.

Upon termination where severance is due and payable, the 2021 Employment Agreements also provide that the executives will be entitled to receive (i) unpaid base salary earned through the termination date; (ii) any restricted shares of common stock that have vested as of the termination date; (iii) all other equity-based awards held by executive, to the extent subject to time-based vesting, will vest in full at the termination date; (iv) health insurance coverage, including through COBRA, for an 18 month period following the termination date; and (v) reimbursements of unpaid business expenses.

Non-Competition, Non-Solicitation and Confidentiality.  The 2021 Employment Agreements provide that for a two-year period following the termination of an executive’s employment with us, each of the executives will not solicit our employees or consultants or any of our customers, vendors or other parties doing business with us.  Pursuant to the 2021 Employment Agreements, each of the executives has agreed not to compete with us for a period of two years following the termination of their employment with us.  Each 2021 Employment Agreement also contains covenants relating to the treatment of confidential information, company property and certain other matters. The 2021 Employment Agreements also contain a non-disparagement covenant.

2019 Employment Agreements & Severance Payments

The Company entered into employment agreements (collectively, the “2019 Employment Agreements” and together with the 2021 Employment Agreements, the “Employment Agreements”) with each of Michael Shustek, Daniel Huberty and J. Kevin Bland. As part of the Company’s transition to self-management, the Compensation Committee retained FTI Consulting as an independent compensation consultant to advise the Compensation Committee with respect to the terms of the 2019 Employment Agreements.

The following is a brief summary and discussion of the terms of the 2019 Employment Agreements.

Term. Each of the 2019 Employment Agreements provides for a three-year initial term that commenced on July 1, 2019 and ends on the third anniversary of such date. Thereafter, the employment term extends automatically for successive one-year periods unless either the executive or the Company provides notice of non-renewal to the other party at least ninety (90) days before the end of the then-existing term.

Duties. The 2019 Employment Agreements provide that the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer will perform duties and provide services to us that are customarily associated with the duties, authorities and responsibilities of persons in similar positions, as well as such other duties as may be assigned from time to time. The 2019 Employment Agreements also provide that the executives generally will devote substantially all of their business time and attention to the business and affairs of the Company, except that the executives may engage in certain outside activities that do not materially interfere with the performance of their duties.

Compensation. The 2019 Employment Agreements provide that the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer will receive an annual initial base salary of $550,000, $300,000 and $250,000, respectively. The Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer will be eligible to receive a target annual incentive award of not more than $250,000, $153,000 and $50,000, respectively, and each will be eligible to receive an annual target equity award of not more than $1,000,000, $153,000 and $130,000 in the form of restricted shares of Common Stock, respectively. Each annual equity award shall vest equally in annual installments over a three-year period. The amounts and conditions for the payment and vesting (as applicable) of each target annual incentive award and each annual target equity award will be determined by the Compensation Committee. The Company, at its discretion, may pay any target annual incentive awards payable to the Chief Operating Officer or the Chief Financial in cash or shares of Common Stock. Each of the executives will be eligible to participate in employee benefit programs made available to the Company’s employees from time to time and to receive certain other perquisites, each as set forth in their respective 2019 Employment Agreements.

Severance Payments. The Chief Executive Officer 2019 Employment Agreement provides that, subject to the execution of a release and other conditions set forth in the Chief Executive Officer 2019 Employment Agreement, upon a “qualifying termination” (as defined in the Chief Executive Officer Employment Agreement), the Chief Executive Officer will be entitled to severance based on a multiple of the total of the Chief Executive Officer’s then-current annual base salary plus the amount of the last annual incentive award earned by the Chief Executive Officer in the year prior to termination (referred to herein as “total cash compensation”). If the qualifying termination results from the death or disability of the Chief Executive Officer, the Chief Executive Officer will be entitled to severance equal to one times (lx) his total cash compensation. If the Chief Executive Officer is terminated by the Company without “cause” (as defined in the Chief Executive Officer 2019 Employment Agreement), or the Chief Executive Officer quits for “good reason” (as defined in the Chief Executive Officer 2019 Employment Agreement) or the Company elects not to renew the term of the Chief Executive Officer 2019 Employment Agreement, then the Chief Executive Officer will be entitled to severance equal to two times (2x) his total cash compensation. In the event that any qualifying termination occurs on or within twelve (12) months after a change in control of the Company, the Chief Executive Officer will be entitled to severance equal to three times (3x) his total cash compensation.

The Chief Operating Officer and the Chief Financial Officer 2019 Employment Agreements provide that, subject to the execution of a release and other conditions set forth in the 2019 Employment Agreements, the Chief Operating Officer and the Chief Financial Officer will be entitled to receive severance based on a multiple of the sum of their annual base salary and target annual incentive award (referred to herein as “total cash compensation”). If the Chief Operating Officer is terminated due to his death or disability or if the Chief Operating Officer 2019 Employment Agreement is not renewed by the Company during the first five years of the term of such agreement, then the Chief Operating Officer will be entitled to severance equal to one times (lx) his total cash compensation. Such severance is not payable if the Chief Operating Officer 2019 Employment Agreement is not renewed by the Company after the first five years of the term. If the Chief Operating Officer is terminated without “cause” or the Chief Operating Officer quits for “good reason,” (each as defined in the Chief Operating Officer 2019 Employment Agreement), he will be entitled to severance equal to two times (2x) his total cash compensation. If the Chief Financial Officer is terminated due to his death or disability, he is terminated by the Company without “cause” or he quits for “good reason,” (each as defined in the Chief Financial Officer 2019 Employment Agreement) then the Chief Financial Officer will be entitled to severance equal to one times (lx) his total cash compensation. If the Chief Financial Officer is terminated without “cause” or quits for “good reason”, in each case, on or within twelve (12) months after a change in control of the Company, then the Chief Financial Officer will be entitled to severance equal to one and one- half times (1.5x) his total cash compensation.

Upon termination where severance is due and payable, the 2019 Employment Agreements also provide that the executives will be entitled to receive (i) unpaid base salary earned through the termination date; (ii) any restricted shares of common stock that have vested as of the termination date; (iii) all other equity-based awards held by the executive (which, to the extent subject to time-based vesting, will vest in full at the termination date); (iv) health insurance coverage, including through COBRA, for an 18 month period following the termination date (other than, with respect to the Chief Operating Officer and the Chief Financial Officer in the event of a termination due to death, disability or non-renewal); and (v) reimbursements of unpaid business expenses.

Non-Competition, Non-Solicitation and Confidentiality. Each 2019 Employment Agreement provides that for a two-year period following the termination of the executive’s employment with us, the executive will not solicit our employees or consultants or any of our customers, vendors or other parties doing business with us. Pursuant to that certain Contribution Agreement, effective as of April 1, 2019, by and among the Company, VRMI, VRMII, MVP Realty Advisors, LLC d/b/a The Parking REIT Advisors and Michael V. Shustek, the Chief Executive Officer has agreed not to compete with us for a period of three years after the effective date of such agreement. Pursuant to the Chief Operating Officer and Chief Financial Officer 2019 Employment Agreements, each of the Chief Operating Officer and the Chief Financial Officer has agreed not to compete with us for a period of two years following the termination of their employment with us. Each 2019 Employment Agreement also contains covenants relating to the treatment of confidential information, Company property and certain other matters.

On August 25, 2021, Michael V. Shustek resigned from all executive positions he held at the Company and all of the Company’s subsidiaries, including as Chief Executive Officer of the Company, and from the Board of the Company. Also on August 25, 2021, Daniel Huberty resigned from all executive positions he held at the Company, including as President and Chief Operating Officer. The 2019 Employment Agreements with respect to Messrs. Shustek and Huberty terminated on August 25, 2021 in connection with their resignations. On November 19, 2021, J. Kevin Bland resigned from all executive positions he held at the Company, including Chief Financial Officer and Treasurer, effective December 3, 2021. The 2019 Employment Agreement with respect to Mr. Bland terminated on December 3, 2021 in connection with his resignation. On November 23, 2021 the Company entered into a Separation Agreement with Mr. Bland setting forth the terms of Mr. Bland’s separation package and compensation.

DIRECTOR COMPENSATION

Until November 16, 2021, each independent director received an annual cash retainer of $70,000, pro-rated for any partial year of service, with an additional $15,000 annual retainer (prorated for a partial term) paid to the Audit Committee chairperson.

Effective November 16, 2021, each independent director will receive an annual cash retainer of $70,000, pro-rated for any partial year of service.  An additional $15,000 in cash will also be paid to the chair of the Audit Committee and $10,000 in cash will also be paid to the chairs of the Compensation Committee and the Nominating and Governance Committee, pro-rated for any partial year of service.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the Board.  Directors who are also employees of the Company are not entitled to any compensation for services rendered as a director.

Independent Directors

Under the Company’s independent director compensation program in effect for the year ended December 31, 2021, the Company paid each independent director an annual retainer of $70,000 (prorated for a partial term), with an additional $15,000 annual retainer (prorated for a partial term) paid to the Audit Committee chairperson. In November 2021, the Board approved an additional annual retainer of $10,000 (pro-rated for a partial term) for each chair of the Compensation Committee and the Nominating and Governance Committee.

The following table sets forth information with respect to our independent director compensation during the year ended December 31, 2021:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($)	Total ($)
Jeff Osher	$24,583	-	$24,583
Lorrence Kellar	$28,333	-	$28,333
Danica Holley	$23,333	-	$23,333
Damon Jones	$24,583	-	$24,583
Shawn Nelson	$70,000	-	$70,000
Total	$170,833	-	$170,833

(1)

The following independent directors were members of the Board of Directors until the Closing of the Transaction on August 25, 2021 and were awarded the following fees for their service on the board through such date: John E. Dawson ($58,333 in cash; $23,500 in stock awards); and Robert J. Aalberts ($46,666 in cash; $23,500 in stock awards); Nicholas Nilson ($46,666 in cash; $23,500 in stock awards).

(2)	Director compensation from August 25, 2021 through December 31, 2021 is accrued but unpaid.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth the total number and percentage of common stock beneficially owned as of March 29, 2022, by:

•	Each director;
•	Each of our named executive officers set forth in the section entitled “Executive Compensation – Summary Compensation Table” in this Annual Report; and
•	All current executive officers and directors as a group.

	Common Shares Beneficially Owned
Name and Address*	Number	Percent
Manuel Chavez[1]	2,624,831	33.81%
Stephanie Hogue[1]	2,624,831	33.81%
Jeffrey B. Osher[1]	2,624,831	33.81%
J. Kevin Bland	4,255	**
Lorrence T. Kellar	-	-
Danica Holley	-	-
Damon Jones	-	-
Shawn Nelson	2,000	**
Michael V. Shustek	-	-
Daniel Huberty	3,599	**

All directors and executive officers as a group (10 persons)	2,634,685	33.81%

*

Unless otherwise noted, (i) the percentage ownership is calculated based on 7,762,375 shares of our total outstanding Common Stock as of March 28, 2022, and (ii) the business address of the individuals named above is c/o Mobile Infrastructure Corporation, 250 E. 5th Street, Suite 2110, Cincinnati, Ohio 45202. The business address for Michael V. Shustek, c/o Vestin Realty Mortgage II, Inc., 9130 W. Post Road, Suite 130, Las Vegas, Nevada 89148.

**	Less than one percent.

[1]

Based on a Schedule 13D/A filed with the SEC by Mr. Chavez, Ms. Hogue, Mr. Osher, Color Up and HSCP Strategic III, L.P., a Delaware limited partnership and member of Color Up (“HS3”), on November 9, 2021. The shares of Common Stock are directly owned by Color Up. The amounts included in the above table exclude: (i) the 7,481,623 shares of Common Stock which may be issued upon redemption of the 7,481,623 Common Units (“OP Units”) of MVP REIT II Operating Partnership, L.P, a Delaware limited partnership (the “Operating Partnership”) of which the Company is the sole general partner owned by Color Up; (ii) the 1,702,128 shares of Common Stock which may be issued upon redemption of the 1,702,128 OP Units owned by HS3; or (iii) the 425,532 shares of Common Stock which may be issued upon redemption of the 425,532 OP Units which HS3 may purchase upon exercise of the 425,532 Class A Units it owns, subject to adjustment as provided in the Class A Unit Agreement, all as further described below in “Certain Relationships and Related Transactions, and Director Independence ”. The Company may elect, at its option, to pay cash in lieu of issuing shares of Common Stock for all or any redeemed OP Units. The amounts included in the above table also exclude the shares of Common Stock issuable upon the exercise of warrants held by Color Up. Each identified reporting person in the Schedule 13D/A beneficially owned 2,624,831 shares of Common Stock as of November 9, 2021. Color Up has sole dispositive power over all 2,624,831 shares of Common Stock and sole voting power over all 2,624,831 shares of Common Stock. Each of Mr. Chavez, Ms. Hogue, Mr. Osher and HS3 has shared dispositive power over all shares of Common Stock and shared voting power over all shares of Common Stock.

Principal Stockholders

Shown below is certain information as of March 28, 2022, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Exchange Act, of shares of Common Stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of Common Stock. Unless otherwise noted, the percentage ownership is calculated based on 7,762,375 shares of our Common Stock outstanding as of March 28, 2022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Color Up, LLC[1] Manuel Chavez Stephanie Hogue Jeffrey B. Osher 250 E. 5th Street, Suite 2110 Cincinnati, Ohio 45202	Sole voting and investment power of 2,624,831 shares[1]	33.81%

HSCP Strategic III, L.P.[1] 503 Montgomery Street, Suite 1250 San Francisco, California 94111	Shared investment power of 2,624,831 shares[1]	33.81%

[1]

Based solely on a Schedule 13D/A filed with the SEC by Mr. Chavez, Ms. Hogue, Mr. Osher, Color Up and HS3 on November 9, 2021. The shares of common stock are directly owned by Color Up. The amounts included in the above table exclude: (i) the 7,481,623 shares of common stock which may be issued upon redemption of the 7,481,623 OP Units owned by Color Up; (ii) the 1,702,128 shares of common stock which may be issued upon redemption of the 1,702,128 OP Units owned by HS3; or (iii) the 425,532 shares of common stock which may be issued upon redemption of the 425,532 OP Units which HS3 may purchase upon exercise of the 425,532 Class A Units it owns, subject to adjustment as provided in the Class A Unit Agreement, all as further described below in “Certain Related Person Transactions”. The Company may elect, at its option, to pay cash in lieu of issuing shares of common stock for all or any redeemed OP Units. The amounts included in the above table also exclude the shares of common stock issuable upon the exercise of warrants held by Color Up. Each identified reporting person in the Schedule 13D/A beneficially owned 2,624,831 shares of Common Stock as of November 9, 2021. Color Up has sole dispositive power over all 2,624,831 shares of Common Stock and sole voting power over all 2,624,831 shares of common stock. Each of Mr. Chavez, Ms. Hogue, Mr. Osher and HS3 has shared dispositive power over all shares of common stock and shared voting power over all shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The descriptions of agreements in this “Certain Related Person Transactions” section do not purport to be complete and are subject to, and qualified in their entirety by, reference to the actual agreements, copies of certain of which are filed as exhibits to our Annual Report and other filings with the SEC.

A “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) or a proposed transaction in which (i) we were, are or will be a participant, (ii) the amount involved exceeds the lesser of $120,000 or 1.0% of the average of the Company’s total assets at year end for the last two completed fiscal years and (iii) any related person had, has or will have a direct or indirect material interest.

A “related person” means any person who is, or at any time since January 1, 2020 was:

•	a director, a nominee for director or an executive officer of the Company;
•

known to us to be the beneficial owner of more than 5.0% of the outstanding shares of common stock when a transaction in which such person had a direct or indirect material interest occurred or existed;

•

an immediate family member of any of the persons referenced in the preceding two bullets, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the persons referenced in the preceding two bullets, and any person (other than a tenant or employee) sharing the household of any of the persons referenced in the preceding two bullets; or

•

a firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10.0% or greater beneficial ownership interest.

We have adopted a written Code of Ethics that describe the consideration and approval of related person transactions. Under the Code of Ethics, we may not enter into a transaction from which any director or executive officer, any member of the immediate family of any director or executive officer or other related person, may derive an improper benefit, unless that transaction has been disclosed or made known to our Board and a majority of the Board (including a majority of the Independent Directors) not otherwise interested in the transaction reviews and approves or ratifies the transaction by affirmative vote as fair and reasonable to the Company and on terms not less favorable to the Company than those available from unaffiliated third parties. In determining whether to approve or ratify a transaction, our Board (including a majority of the Independent Directors) not otherwise interested in the transaction, as the case may be, shall also act in accordance with any applicable provisions of our Charter and Bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us. All related person transactions described in this Annual Report were reviewed and approved or ratified in accordance with our policies, Code of Ethics, Charter and Bylaws, each as described above, and Maryland law. In the event of doubt, an officer or director of the company must disclose a suspected related person transaction to the Chair of the Audit Committee, or as otherwise directed in the Code of Ethics, to determine if the transaction requires the approvals set forth in the Code of Ethics. A copy of our Code of Ethics is available on our website, www.mobileIT.com.

Certain Conflict Mitigation Measures

In order to reduce or mitigate certain potential conflicts of interests, the Company has adopted the procedures set forth below, which includes procedures imposed by the NASAA REIT Guidelines. The Company will no longer be subject to the requirements of the NASAA REIT Guidelines if and when the Company lists its shares on a national securities exchange and amends the Charter.

Independent Directors

Pursuant to the NASAA REIT Guidelines, the Charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with the Sponsor or the Advisor. A director is deemed to be associated with the Sponsor or the Advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with the Sponsor, the Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three (3) REITs sponsored by the Sponsor or advised by the Advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from the Sponsor, the Advisor or any of their affiliates exceeds five percent (5%) of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers-or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with the Company, the Sponsor, the Advisor or any of its affiliates. See Item 10—“Independent Directors of the Company” concerning the Company’s current independent directors, each of whom meet the above-definition of independent director.

A majority of the members of the Board, including a majority of the independent directors, must determine the method used by the Advisor for the allocation of the acquisition of investments by two or more affiliated programs seeking to acquire similar types of assets is fair and reasonable to us. The Company’s independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the full Board or the Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire Board or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

•	transactions with affiliates, including our directors and officers;
•	awards under our equity incentive plan; and
•	pursuit of a potential liquidity event.

Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the Board and the independent directors.

The Company’s Acquisitions

The Company will not purchase or lease assets in which any of the Company’s directors or any of their affiliates has an interest without a determination by a majority of the Company’s directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to the Sponsor, the Advisor, the director or the affiliated seller or lessor, unless there is substantial justification for the excess amount and such excess is reasonable. In no event may the Company acquire any such asset at an amount in excess of its current appraised value.

The consideration the Company pays for real property will ordinarily be based on the fair market value of the property as determined by a majority of the members of the Board or the members of a duly authorized committee of the board. In cases in which a majority of the Company’s independent directors so determine, and in all cases in which real property is acquired from any of the Company’s directors or any of their affiliates, the fair market value shall be determined by an independent expert selected by the Company’s independent directors not otherwise interested in the transaction.

Pursuant to the Stockholders’ Agreement described below, until such time as the Stockholders’ Agreement is terminated, the prior approval of one Incumbent Director and a majority of the Color Up Designated Directors shall be required for certain transactions, including without limitation, (i) any merger or sale of the Company or substantially all its assets, (ii) amendments to the Company’s Charter or bylaws, (iii) the authorization or issuance of any equity securities or any securities convertible into or exercisable for equity securities of the Company, (iv) any change in the authorized number of directors of the Board or establishment or abolition of any committee thereof; (v) any incurrence or repayment of indebtedness in an aggregate amount over a certain threshold, (vi) any declaration of dividends, (vii) any appointment or termination of any person as the chief executive officer, president or chief financial officer of the Company, (viii) any related party transactions, (ix) any amendment or waiver, or termination of certain provisions, of the Stockholders’ Agreement or (x) any amendment or waiver of the Tax Matters Agreement or the Warrant Agreement, each as described below.

Loans

The Company will not make any loans to the Company’s directors or officers or any of their affiliates (other than mortgage loans complying with the limitations set forth in Section V.K.3 of the NASAA REIT Guidelines or loans to wholly owned subsidiaries). In addition, the Company will not borrow from these affiliates unless a majority of the members of the Board (including a majority of the independent directors) not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by the Board.

Other Transactions Involving Affiliates

A majority of the Company’s directors, including a majority of the independent directors not otherwise interested in the transaction, must conclude that all other transactions between the Company and the Sponsor, the Advisor, any of the Company’s directors or any of their affiliates are fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties. To the extent that the Company contemplates any transactions with affiliates, members of the Board who serve on the board of the affiliated entity will be deemed “interested directors” and will not participate in approving or making other substantive decisions with respect to such related party transactions.

Issuance of Options and Warrants to Certain Affiliates

Until the Company’s shares of common stock are listed on a national securities exchange, the Company will not issue options or warrants to purchase our common stock to any of the Company’s directors or any of their affiliates, except on the same terms as such options or warrants, if any, are sold to the general public. We may issue options or warrants to persons other than the Company’s directors and their affiliates prior to listing the Company’s common stock on a national securities exchange, but not at an exercise price less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of the Board has a market value less than the value of such option or warrant on the date of grant. Any options or warrants we issue to the Advisor, the Sponsor or any of their affiliates shall not exceed an amount equal to 10% of the outstanding shares of the Company’s common stock on the date of grant.

Relationship with Color Up, Bombe and Affiliates Thereof

Prior to August 25, 2021, a special committee (the “Special Committee”) of the Board consisting of John E. Dawson, Robert J. Aalberts and Shawn Nelson approved the Equity Purchase and Contribution Agreement (the “Purchase Agreement”) described below. In connection with the Closing of the transactions contemplated by the Purchase Agreement (collectively, the “Transaction”), Messrs. Dawson, Aalberts and Shustek resigned their directorships and Manuel Chavez, Stephanie Hogue, Jeffrey B. Osher, Lorrence T. Kellar, Danica Holley and Damon Jones were elected to the Company’s Board.

Color Up was formed for the purpose of consummating the transactions contemplated by the Purchase Agreement and investing in the shares of common stock. Mr. Chavez, a Manager and the Chief Executive Officer of Color Up, was elected Chairman of the Board and Chief Executive Officer of the Company, effective August 25, 2021. Ms. Hogue, a Manager and the President of Color Up, was elected President of the Company and a member of the Board, effective August 25, 2021 (and later as Interim Chief Financial Officer). Both Mr. Chavez and Ms. Hogue are Managing Partners of Bombe. Mr. Osher, also a Manager of Color Up, was elected to the Board, effective August 25, 2021. Mr. Osher is a control person of HS3, and is portfolio manager of No Street GP LP, a registered investment adviser. On August 25, 2021, the Company also entered into the 2021 Employment Agreements with each of Mr. Chavez and Ms. Hogue as more fully described in this Annual Report.

As of November 12, 2021, Mr. Chavez, Ms. Hogue and Mr. Osher beneficially owned through Color Up, 2,624,831 shares of Common Stock, or 33.81% of the outstanding Common Stock as of such date, warrants to purchase 1,702,128 shares of Common Stock and 7,495,090 OP Units, or approximately 44.2% of the outstanding OP Units as of such date, and Mr. Osher beneficially owned through HS3 an additional 1,702,128 OP Units or approximately 10.1% of the outstanding OP Units as of such date, and 425,532 Class A Units.

Equity Purchase and Contribution Agreement

On January 8, 2021, the Company entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, the Operating Partnership, Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII”), and Michael V. Shustek (“Mr. Shustek” and together with VRMI and VRMII, the “Former Advisor”) and Color Up (the “Purchaser”). The transactions contemplated by the Purchase Agreement are referred to herein collectively as the “Transaction.”

The Transaction contemplated in the Purchase Agreement closed on August 25, 2021 (the “Closing”). As a result of the Transaction, at Closing, the Company acquired three multi-level parking garages consisting of approximately 765 and 1,625 parking spaces located in Cincinnati Ohio and approximately 1,154 parking spaces located in Chicago, Illinois totaling approximately 1,201,000 square feet. In addition to the parking garages contributed, proprietary technology was contributed to the Company, which will provide Management real-time information on the performance of assets. Management has been implementing the contributed proprietary technology into its legacy garages. Pursuant to the Closing, the Operating Partnership issued 7,495,090 newly issued common units of the Operating Partnership (the “OP Units”) at $11.75 per unit for total consideration of $84.1 million, net of transaction costs. The consideration received consisted of $35.0 million of cash, three parking assets with a fair value of approximately $98.8 million (“Contributed Interests”) and technology with a fair value of $4.0 million. The Company also assumed long-term debt with a fair value of approximately $44.5 million. In addition, the Company issued warrants to Color Up to purchase up to 1,702,128 shares of Common Stock at an exercise price of $11.75 for an aggregate cash purchase price of up to $20 million.

Tender Offer

Pursuant to the Purchase Agreement, Color Up agreed that, as promptly as practicable after the Closing, it would commence the Tender Offer and the Company agreed (i) that prior to the Closing, the Board would recommend that stockholders accept the Tender Offer and (ii) to take all steps necessary to cause any offering memorandum relating to the Tender Offer to be distributed to the Company’s stockholders. In the event that the Company’s stockholders tender a number of shares less than the Tender Offer amount, the Company agreed to, at Color Up’s sole discretion, offer to issue and sell to Color Up the Company Backstop such that Color Up may acquire a total number of shares equal to the Tender Offer amount after giving effect to the Tender Offer and the Company Backstop.

On October 5, 2021, Color Up commenced the Tender Offer upon the terms and subject to the conditions set forth in that certain Offer to Purchase, dated October 5, 2021 and in the related Letter of Transmittal, copies of which are attached as exhibits to Schedule TO filed with the SEC on October 5, 2021, and the Board recommended that the stockholders of the Company accept the offer by Color Up to purchase up to 900,506 of the outstanding shares of common stock of the Company and tender their shares of common stock pursuant to the Tender Offer. On November 8, 2021, Color Up, following the expiration of the Tender Offer on November 5, 2021, accepted for purchase an aggregate of 878,082 shares of common stock that had been validly tendered and not validly withdrawn pursuant to the Tender Offer at $11.75 per share, or an aggregate consideration of $10,317,468. Also on November 8, 2021, the Company and Color Up entered into a subscription agreement pursuant to which Color Up purchased the remaining 22,424 shares of common stock not tendered in the Tender Offer pursuant to the Company Backstop at $11.75 per share, or an aggregate consideration of $263,482.

In connection with the Tender Offer, the Company’s Board of Directors agreed to reimburse Color Up for the fees and costs incurred in connection with the Tender Offer. The Company paid approximately $0.1 million as reimbursement of such tender offer fees and expenses.

Stockholders’ Agreement

The Company entered into the Stockholder’s Agreement, pursuant to which, until such time as the Stockholders’ Agreement is terminated, the prior approval of one Incumbent Director and a majority of the Color Up Designated Directors shall be required for certain transactions, including without limitation, (i) any merger or sale of the Company or substantially all its assets, (ii) amendments to the Company’s Charter or Bylaws, (iii) the authorization or issuance of any equity securities or any securities convertible into or exercisable for equity securities of the Company, (iv) any change in the authorized number of directors of the Board or establishment or abolition of any committee thereof; (v) any incurrence or repayment of indebtedness in an aggregate amount over a certain threshold, (vi) any declaration of dividends, (vii) any appointment or termination of any person as the chief executive officer, president or chief financial officer of the Company, (viii) any related party transactions, (ix) any amendment or waiver, or termination of certain provisions, of the Stockholders’ Agreement or (x) any amendment or waiver of the Tax Matters Agreement or the Warrant Agreement, each as described below.

The Stockholders’ Agreement also contains certain standstill provisions restricting, subject to certain customary exclusions, Color Up from, among other things, acquiring (or seeking or making any proposal or offer with respect to acquiring) additional shares of common stock or any security convertible into common stock or any assets of the Company. In addition, the Company has agreed that, in the event the Company proposes to issue additional securities, Color Up will have the right to purchase an amount of securities so that its ownership percentage will not be diluted by the issuance of additional securities. Under the terms of the Stockholders’ Agreement, except for limited circumstances, Color Up is prohibited from selling or transferring its shares of common stock until six months following a Liquidity Event (defined as an initial public offering or a listing of the shares of common stock on a national securities exchange). A transfer of any of Color Up’s shares of common stock to a Permitted Transferee (defined to include any member of Color Up) is permissible under the Stockholders’ Agreement. Except for the transfer restrictions set forth above, the Stockholders’ Agreement terminates upon a Liquidity Event or written agreement of the parties. Until a Liquidity Event and subject to certain limited exceptions, Color Up (and its Permitted Transferees) are prohibited from, directly or indirectly, (i) having an ownership interest in, or permitting such party’s name to be used in connection with, any business in any central business district in North America which is primarily engaged in the business of acquiring, investing in, owning, operating or leasing parking lots or parking garages and (ii) soliciting or attempting to solicit any clients or customers of the Company or any of its subsidiaries for the purpose of diverting their business or service from the Company or any of its subsidiaries.

Tax Matters Agreement

On August 25, 2021, the Company, the Operating Partnership and Color Up entered into the Tax Matters Agreement (the “Tax Matters Agreement”), pursuant to which the Operating Partnership agreed to indemnify Color Up and certain affiliates and transferees of Color Up (together, the “Protected Partners”) against certain adverse tax consequences in connection with (1) (i) a taxable disposition of certain specified properties and (ii) certain dispositions of the Protected Partners’ interest in the Operating Partnership, in each case, prior to the tenth anniversary of the completion of the Transaction (or earlier, if certain conditions are satisfied); and (2) the Operating Partnership’s failure to provide the Protected Partners the opportunity to guarantee a specified amount of debt of the Operating Partnership during the period ending on the tenth anniversary of the completion of the Transaction (or earlier, if certain conditions are satisfied). In addition, and for so long as the Protected Partners own at least 20% of the units in the Operating Partnership received in the Transaction, the Company agreed to use commercially reasonable efforts to provide the Protected Partners with similar guarantee opportunities.

Warrant Agreement

On August 25, 2021, the Company entered into a Warrant Agreement (the “Warrant Agreement”), pursuant to which the Company issued the Common Stock Warrants to Color Up to purchase up to 1,702,128 of the Company’s shares of Common Stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20,000,000. Each whole Warrant entitles the registered holder thereof to purchase one whole share of Common Stock at a price of $11.75 per Share (the “Warrant Price”), subject to adjustment as discussed below, at any time following a “Liquidity Event,” which is defined as an initial public offering and/or listing of the Common Stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange (each, a “Trading Market”). The Common Stock Warrants expire five years after the date of the Warrant Agreement, at 5:00 p.m., New York City time. The Warrant Agreement provides that if the exercise of the Common Stock Warrants would require the Company to obtain stockholder approval pursuant to any applicable listing standards of the Trading Market on which the Common Stock is listed, the Company will, at its discretion, either obtain such stockholder approval or deliver cash in lieu of shares of Common Stock otherwise deliverable upon the exercise of such Warrant. If the number of outstanding shares of Common Stock is increased by a stock dividend payable in shares of Common Stock, or by a split of outstanding shares of Common Stock or other similar event, or decreased by a consolidation, combination, reverse stock split or reclassification of shares of Common Stock or other similar event, then the number of shares of Common Stock issuable upon exercise of each Warrant shall be increased or decreased, as applicable, in proportion to such increase or decrease, as applicable, in outstanding shares of Common Stock. Whenever the number of shares of Common Stock purchasable upon the exercise of the Common Stock Warrants is adjusted, as described above, the Warrant Price will be adjusted (to the nearest cent) by multiplying such Warrant Price immediately prior to such adjustment by a fraction (x) the numerator of which shall be the number of shares of Common Stock purchasable upon the exercise of the Common Stock Warrants immediately prior to such adjustment, and (y) the denominator of which shall be the number of shares of Common Stock so purchasable immediately thereafter. The Warrant Agreement further provides that, in lieu of issuing fractional shares, the Company will make a cash payment equal to the Fair Market Value (as defined in the Warrant Agreement) of one share of Common Stock multiplied by such fraction.

Securities Purchase Agreement

On November 2, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) by and among the Company, the Operating Partnership, and HS3, pursuant to which, on November 2, 2021 (the “Securities Purchase Closing Date”), the Operating Partnership issued and sold to HS3 (a) 1,702,128 newly-issued OP Units; and (b) 425,532 newly-issued Class A units of limited partnership of the Operating Partnership (“Class A Units”) which entitle HS3 to purchase up to 425,532 additional OP Units (the “Additional OP Units”) at an exercise price equal to $11.75 per Additional OP Unit, subject to adjustment as provided in the Class A Unit Agreement (as defined below), and HS3 paid to the Operating Partnership cash consideration of $20,000,000 (the “Securities Purchase Transaction”). The Securities Purchase Agreement Transaction and the Securities Purchase Agreement and related agreements were evaluated, negotiated and unanimously approved by the members of the Board who were determined by the Board to be disinterested with respect to the Securities Purchase Transaction and the Board.

Under the Securities Purchase Agreement, the parties made customary representations and warranties for transactions of this type. Pursuant to the terms of the Securities Purchase Agreement, the representations and warranties made under the Securities Purchase Agreement will survive for six months after the Securities Purchase Closing Date and the Company and the Operating Partnership, on one hand, and HS3, on the other hand, will indemnify each other party and certain of their respective representatives against losses arising out of certain material breaches of, and certain third party claims related to, the Securities Purchase Agreement and the Securities Purchase Transactions.

In connection with the issuance of the OP Units and the Class A Units under the Securities Purchase Agreement, the Board amended and restated the limited exception to the restrictions on ownership and transfer of common stock set forth in the Charter previously granted to Color Up, HS3 and certain of its affiliates to allow these parties to own, directly or indirectly, in the aggregate, up to 15,200,000 shares of common stock (the “Excepted Holder Limit”) and up to five percent (5%) of any outstanding class of preferred stock of the Company. The grant of this exception is conditioned upon the receipt of various representations and covenants set forth in the Request for Waiver of Ownership Limit, made by Color Up and HS3 to the Company, confirming, among other things, that none of HS3, Color Up, nor certain of their affiliates may own, directly or indirectly, more than 4.9% of the interests in a tenant of the Company (or subsidiary of the Company) that comprises more than three percent (3%) of the gross income of the Company as determined for purposes of Section 856(c)(2) of the Internal Revenue Code of 1986, as amended. The request also includes representations intended to confirm that the Purchaser, Color Up, and certain of their affiliates’ ownership of common stock will not cause the Company to otherwise fail to qualify as a real estate investment trust for federal income tax purposes.

Registration Rights Agreement

The Company terminated its existing registration rights agreement dated as of March 29, 2019, and on August 25, 2021, entered into a separate Registration Rights Agreement with Color Up (the “Registration Rights Agreement”), pursuant to which the Company granted the Holders (as defined in the Registration Rights Agreement) certain registration rights with respect to the Registrable Securities (as defined below) of the Company. Among other things, the Registration Rights Agreement requires the Company to register (i) the shares of Common Stock purchased pursuant to the Purchase Agreement, (ii) shares of Common Stock, if any, issued upon the redemption of OP Units purchased pursuant to the Purchase Agreement, (iii) shares of Common Stock acquired pursuant to the Tender Offer, (iv) shares of Common Stock issuable upon redemption of the Common Stock Warrants, (v) the Common Stock Warrants and (vi) any additional securities issued or issuable as a dividend or distribution on, in exchange for, or otherwise in respect of, such shares of Common Stock and OP Units (including as a result of combinations, recapitalizations, mergers, consolidations, reorganizations, stock splits or otherwise) (collectively, the “Registrable Securities”). The Holders are entitled to make a written demand for registration under the Securities Act of all or part of their Registrable Securities; provided, however, that the Company is not required to file a registration statement prior to (x) 180 days after the initial listing of the Registrable Securities on a national securities exchange or (y) the expiration of any other lock-up period imposed with respect to the Registrable Securities pursuant to the Stockholders’ Agreement. In addition, the Holders are entitled to “piggy-back” registration rights to registration statements filed by the Company. The Company will bear all of the expenses incurred in connection with the filing of any such registration statement.

On November 2, 2021, the Company entered into an amended and restated registration rights agreement with Color Up and HS3 (the “A&R Registration Rights Agreement”), pursuant to which the Company granted the Holders (as defined in the A&R Registration Rights Agreement) certain registration rights with respect to the shares of common stock issuable upon redemption of Additional OP Units issued upon exercise of the Class A Units in addition to the other Registrable Securities (as defined in the Registration Rights Agreement described above).

Operating Partnership Agreement

On August 25, 2021, the Company entered into an Amended and Restated Agreement of Limited Partnership of the Operating Partnership to facilitate the transactions contemplated by the Purchase Agreement and to admit Color Up as a limited partner.

On November 2, 2021, the Company, the Operating Partnership, Color Up and HS3 entered into a Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership to facilitate the Securities Purchase Transaction which, among other things, provided for the issuance by the Operating Partnership of Class A Units having the rights and preferences as may be set forth in a Class A Unit agreement.

Class A Unit Agreement

The Operating Partnership issued the Class A Units pursuant to a Class A Unit agreement (the “Class A Unit Agreement”) also dated as of the Securities Purchase Closing Date, which provides that each whole Class A Unit entitles the registered holder thereof to purchase one whole OP Unit at a price of $11.75 per share (the “Class A Unit Price”), subject to adjustment as discussed below, at any time following a “Liquidity Event,” which is defined as an initial public offering and/or listing of the common stock of the Company on a Trading Market. The Class A Units expire five years after the date of the Class A Unit Agreement, at 5:00 PM, New York City time. The Class A Units may also be exercised on a cashless basis by surrendering Additional OP Units in lieu of payment of the aggregate Class A Unit Price at the Purchaser’s election. If the number of outstanding OP Units is increased by a dividend payable in OP Units, or by a split-up of OP Units or other similar event, or decreased by a consolidation, combination, reverse split or reclassification of OP Units or other similar event, then the number of Additional OP Units issuable on exercise of each Class A Unit shall be increased or decreased, as applicable, in proportion to such increase or decrease, as applicable, in outstanding OP Units. Whenever the number of Additional OP Units purchasable upon the exercise of the Class A Units is adjusted, as described above, the Class A Unit Price will be adjusted (to the nearest cent) by multiplying such Class A Unit Price immediately prior to such adjustment by a fraction (x) the numerator of which shall be the number of OP Units redeemable upon the exercise of the Class A Units immediately prior to such adjustment, and (y) the denominator of which shall be the number of shares of Common Stock so redeemable immediately thereafter. The Class A Unit Agreement further provides that, in lieu of issuing fractional units, the Operating Partnership will make a cash payment equal to the Fair Market Value (as defined in the Class A Unit Agreement) of one OP Unit multiplied by such fraction.

License Agreement

On August 25, 2021, the Company entered into a Software License and Development Agreement (the “License Agreement”) with an affiliate of Bombe (the “Supplier”), pursuant to which the Company granted to the Supplier a limited, non-exclusive, non-transferable, worldwide right and license to access certain software and services for a fee of $5,000 per month.

Assignment of Litigation Agreement

On August 25, 2021, the Company also entered into an Assignment of Claims, Causes of Action, and Proceeds Agreement (the “Assignment of Litigation Agreement”) pursuant to which (i) the Company assigned to the Former Advisor all of the Company’s right, title, interest, and benefits, whether legal, equitable, or otherwise, in and to any and all of the claims and causes of action that the Company may have against certain parties and any amounts that may be recovered or awarded to the Former Advisor on such claims and (ii) the Former Advisor agreed to indemnify the Company against all liabilities in connection with the assignment.

Services Agreement

On August 25, 2021, the Company entered into an amendment to the Services Agreement, dated as of March 29, 2019, between, among others, the Company and the Advisor, to provide that upon Closing, the Advisor will be entitled to receive a one-time consulting fee in an amount equal to $800,000 in lieu of four annual payments of $200,000 for the services set forth therein.

Contribution Agreement

On August 25, 2021, the Company entered into an amendment to the Contribution Agreement, dated as of April 1, 2019, which was entered into in connection with the internalization of the Company’s management function. Pursuant to such amendment, and in connection with the Closing of the Transaction and the entry by the Company into the settlement of putative class action litigation in which the Company is a defendant, the Advisor agreed to surrender its claim to 400,000 shares of Common Stock that would otherwise be due to the Advisor from the Company on December 31, 2021.

Family Relationships

There were no family relationships to disclose for the fiscal year ended December 31, 2021. For the fiscal year ended December 31, 2020, Brandon Welch, the Company’s former Senior Vice President, Capital Markets, is the son-in-law of Michael V. Shustek, the Company’s former Chief Executive Officer and Chairman of the Board. For the year ended December 31, 2020, the Company paid Mr. Welch salary of $200,000. Mr. Welch’s base annual salary for 2021 was $200,000. Mr. Welch was not awarded any annual bonuses for the year ended December 31, 2020. Mr. Welch was also eligible to participate in the Company’s general employee benefit programs (i.e., 401K plan, health insurance, etc.). Mr. Welch resigned as Senior Vice President, Capital Markets effective August 25, 2021.

Other Matters

Two of the Company’s Cincinnati assets, 1W7 Carpark and 222W7, are currently operated by PCA, Inc., d/b/a Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Company’s Chief Executive Officer, Manuel Chavez. Mr. Chavez is neither an owner nor a beneficiary of Park Place Parking. Park Place Parking has been operating these assets for four and three years, respectively. Both assets were acquired with their management agreements in place and at the same terms under which they were operating prior to the Transaction. As of January 1, 2022, both assets are operating under the New Lease Structure and are no longer separately managed.

The Company is an equity method investor in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). Pursuant to the Closing of the Transaction, the former Advisor and the former Chief Executive Officer, Michael V. Shustek, were replaced as manager of MVP Parking, DST, LLC by Mr. Chavez.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

	Deloitte 12/31/2021	RBSM 12/31/2021		RBSM 12/31/2020
Audit Fees	$458,000	$220,000		$420,000
Audit Related Fees	$--	$--		$--
Tax Fees	$--	$--	$
All Other Fees	$--	$--		$--
Total	$458,000	$220,000		$420,000

Audit fees. Consists of fees billed for the audit of the Company’s annual financial statements, review of the Company’s Form 10-K, review of the Company’s interim financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees,” such as acquisition audit, audit of the Company’s financial statements and review of our Current Reports on Form 8-K and other filings with the SEC.

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

Mobile Infrastructure Corporation

By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
Date:	March 30, 2022

By:	/s/ Stephanie Hogue
Stephanie Hogue
President and Interim Chief Financial Officer
Date:	March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Manuel Chavez	Chief Executive Officer and Director	March 30, 2022
Manuel Chavez	(Principal Executive Officer)

/s/ Stephanie Hogue	President and Interim Chief Financial Officer	March 30, 2022
Stephanie Hogue	(Principal Financial and Accounting Officer)

/s/ Lorrence T. Kellar	Director	March 30, 2022
Lorrence T. Kellar

/s/ Jeffrey B. Osher	Director	March 30, 2022
Jeffrey B. Osher

/s/ Danica Holley	Director	March 30, 2022
Danica Holley

/s/ Damon Jones	Director	March 30, 2022
Damon Jones

/s/ Shawn Nelson	Director	March 30, 2022
Shawn Nelson

EXHIBIT INDEX

3.1(1)	Articles of Amendment and Restatement of THE PARKING REIT, Inc.
3.2(2)	Articles of Amendment of THE PARKING REIT, Inc.
3.3(5)	Articles of Amendment of MOBILE INFRASTRUCTURE CORPORATION
3.4 (16)	Certificate of Correction to the Articles of Amendment and Restatement of Mobile Infrastructure Corporation
3.4(3)	Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.5(4)	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.6(5)	Amended & Restated Bylaws of MOBILE INFRASTRUCTURE CORPORATION
4.1(3)	Form of Common Stock Warrants (issued to Series A Preferred Stockholders)
4.2 (6)	Form of Common Stock Warrants (issued to Series 1 Preferred Stockholders)
10.1	Third Amended & Restated Agreement of Limited Partnership of Mobile Infra Operating Partnership, L.P., dated March 18, 2022
10.2(1)	THE PARKING REIT, Inc. Long-Term Incentive Plan
10.3(1)	Form of Indemnification Agreement
10.4(8)	Loan Agreement, dated as of January 10, 2017, by and between MVP Detroit Center Garage, LLC and Bank of America, N.A.
10.5(9)	Loan Agreement, dated as of November 30, 2018, by and among certain subsidiaries of Parking REIT, Inc. as borrowers party thereto and LoanCore Capital Credit REIT LLC as lender.
10.6(7)

Contribution Agreement dated March 29, 2019 and effective as of April 1, 2019, among The Parking REIT, Inc., MVP Realty Advisors, LLC, dba The Parking REIT Advisors, Vestin Realty Mortgage I, Inc. (solely for purposes of Section 1.01(c) thereof), Vestin Realty Mortgage II, Inc, (solely for purposes of Section 1.01(c) thereof) and Michael V. Shustek (solely for purposes of Section 4.03 thereof)

10.7(12)

First Amendment to Contribution Agreement, dated August 25, 2021, by and among The Parking REIT, Inc., Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., MVP Realty Advisors, LLC and Michael V. Shustek

10.8(12)

Termination of Registration Rights Agreement, dated August 25, 2021, by and among The Parking REIT, Inc., MVP Realty Advisors, LLC, Michael V. Shustek, Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc.

10.9(11)	Amended & Restated Registration Rights Agreement dated November 2, 2021, by and among The Parking REIT, Inc. and the Holders
10.10(7)

Services Agreement, dated as of March 29, 2019, by and among The Parking REIT, Inc., MVP REIT II Operating Partnership, LP, Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., MVP Realty Advisors, LLC, dba The Parking REIT Advisors, and Michael V. Shustek

10.11(12)

First Amendment to Services Agreement, dated August 25, 2021, by and among The Parking REIT, Inc., MVP REIT II Operating Partnership, L.P., Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., MVP Realty Advisors, LLC and Michael V. Shustek

10.12(12)	First Amendment to Loan Agreement, dated July 9, 2020, by and among certain subsidiaries of The Parking REIT, Inc. as borrowers party thereto and LoanCore Capital Credit REIT LLC as lender
10.13(13)

Second Amendment to Loan Agreement, dated December 8, 2020, by and among certain subsidiaries of Parking REIT, Inc. as borrowers party thereto and LCC Warehouse V LLC as lender and successor-in-interest to LoanCore Capital Credit REIT LLC

10.14(*)

Third Amendment to Loan Agreement, dated December 8, 2021, by and among Mobile Infrastructure Corporation as guarantor, certain subsidiaries of Mobile Infrastructure Corporation, as borrowers party thereto and LoanCore 2021-CRE4 Issuer Ltd as lender and successor-in-interest to LoanCore Capital Credit REIT LLC.

10.15(10)

Equity Purchase and Contribution Agreement, dated January 8, 2021, by and among The Parking REIT, Inc., MVP REIT II Operating Partnership, L.P., Michael V. Shustek, Vestin Realty Mortgage II, Inc., Vestin Realty Mortgage I, Inc. and Color Up, LLC

10.16(12)	Tax Matters Agreement, dated August 25, 2021, by and between The Parking REIT, Inc., MPV REIT II Operating Partnership, L.P., and each Protected Partner
10.17(12)	Stockholders Agreement, dated August 25, 2021, by and between The Parking REIT, Inc. and the Investors identified on the signature pages thereto
10.18(12)

Assignment of Claims, Causes of Action, and Proceeds, dated August 25, 2021, by The Parking REIT, Inc. in favor of Michael V. Shustek, MVP Realty Advisors, LLC, Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc. and their designees, successors, representatives, heirs and assigns

10.19(12)	Warrant Agreement, dated August 25, 2021, by and between The Parking REIT, Inc. and Color Up, LLC
10.20(12)	Software License and Development Agreement, dated August 25, 2021, by and between The Parking REIT, Inc. and DIA Land Co., LLC
10.21(12)**	Employment Agreement, dated August 25, 2021, by and between The Parking REIT, Inc., and Manuel Chavez
10.22(12)**	Employment Agreement, dated August 25, 2021, by and between The Parking REIT, Inc., and Stephanie Hogue
10.23(11)	Securities Purchase Agreement, dated as of November 2, 201, by and among The Parking REIT, Inc., MVP REIT II Operating Partnership, L.P. and HSCP Strategic III, L.P.
10.24(11)	Class A Unit Agreement, dated November 2, 2021, by and between MVP REIT II Operating Partnership, L.P. and HSCP Strategic III, L.P.
10.25(14)**	Separation Agreement and Release, dated November 23, 2021, by and between Mobile Infrastructure Corporation and J. Kevin Bland
16.1(15)	Changes in Registrant’s Certifying Accountant Letter from RBSM LLP dated October 19, 2021
21.1	Subsidiaries of the Registrant.
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (extensible Business Reporting Language(i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.
**	Management compensatory agreement

(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015 and incorporated herein by reference.
(2)	Filed previously on Form 8-K on December 18, 2017 and incorporated herein by reference.
(3)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(4)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.

(5)	Filed previously on Form 8-K on November 12, 2021 and incorporated herein by reference.
(6)	Filed previously on Form 8-K on May 15, 2017 and incorporated herein by reference.
(7)	Filed previously on Form 8-K on April 3, 2019 and incorporated herein by reference.
(8)	Filed previously on Form 8-K on January 1, 2017 and incorporated herein by reference.
(9)	Filed previously on Form 8-K on December 6, 2018 and incorporated herein by reference.
(10)	Filed previously on Form 8-K on January 14, 2021 and incorporated herein by reference.
(11)	Filed previously on Form 8-K on November 4, 2021 and incorporated herein by reference.
(12)	Filed previously on Form 8-K on August 31, 2021 and incorporated herein by reference.
(13)	Filed previously on Form 10-K on March 31, 2021 and incorporated herein by reference.
(14)	Filed previously on Form 8-K on November 24, 2021 and incorporated herein by reference.
(15)	Filed previously on Form 8-K on October 19, 2021 and incorporated herein by reference.
(16)	Filed previously on Form 8-K on March 21, 2022 and incorporated herein by reference