Form 10-Q
period 2022-03-31
Mobile Infrastructure Corp
filed 2022-05-16
CIK 1642985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s Telephone Number, including Area Code: (513) 834-5110

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of May 12, 2022, the registrant had 7,762,375 shares of common stock outstanding.

PART I

ITEM 1.                FINANCIAL STATEMENTS

MOBILE INFRASTRUCTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2022 (unaudited)	As of December 31, 2021
ASSETS
Investments in real estate
Land and improvements	$166,224,000	$166,224,000
Buildings and improvements	254,482,000	254,379,000
Construction in progress	222,000	89,000
Intangible assets	9,808,000	9,756,000
	430,736,000	430,448,000
Accumulated depreciation and amortization	(24,835,000)	(22,873,000)
Total investments in real estate, net	405,901,000	407,575,000

Fixed Assets, net of accumulated depreciation of $99,000 and $94,000 as of March 31, 2022 and December 31, 2021, respectively	56,000	61,000
Cash	9,418,000	11,805,000
Cash – restricted	5,043,000	4,891,000
Prepaid expenses	462,000	676,000
Accounts receivable, net allowance of doubtful accounts of $0.1 million as of March 31, 2022 and December 31, 2021, respectively	3,312,000	4,031,000
Deposits	340,000	—
Other assets	103,000	108,000
Total assets	$424,635,000	$429,147,000
LIABILITIES AND EQUITY
Liabilities
Notes payable and paycheck protection program loan, net	$205,965,000	$207,153,000
Accounts payable and accrued expenses	15,589,000	13,849,000
Indemnification liability	2,000,000	2,000,000
Security deposits	166,000	166,000
Due to related parties	20,000	—
Deferred revenue	99,000	155,000
Total liabilities	223,839,000	223,323,000

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of March 31, 2022 and December 31, 2021)	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of March 31, 2022 and December 31, 2021)	—	—
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,762,375 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Warrants issued and outstanding – 1,702,128 warrants as of March 31, 2022 and December 31, 2021, respectively	3,319,000	3,319,000
Additional paid-in capital	195,426,000	196,176,000
Accumulated deficit	(102,855,000)	(101,049,000)
Total Mobile Infrastructure Corporation Stockholders’ Equity	95,890,000	98,446,000
Non-controlling interest	104,906,000	107,378,000
Total equity	200,796,000	205,824,000
Total liabilities and equity	$424,635,000	$429,147,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Base rent income	$2,051,000	$3,223,000
Management income	—	341,000
Percentage rent income	4,329,000	147,000
Total revenues	6,380,000	3,711,000

Operating expenses
Property taxes	1,836,000	1,129,000
Property operating expense	837,000	282,000
General and administrative	1,506,000	1,432,000
Professional fees, net of reimbursement of insurance proceeds	1,988,000	1,774,000
Depreciation and amortization	1,967,000	1,258,000
Total operating expenses	8,134,000	5,875,000

Other income (expense)
Interest expense	(2,539,000)	(2,204,000)
Other Income	15,000	—
Total other income (expense)	(2,524,000)	(2,204,000)
Net loss	(4,278,000)	(4,368,000)
Less net loss attributable to non-controlling interest	(2,472,000)	—
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(1,806,000)	$(4,368,000)

Preferred stock distributions declared - Series A	(54,000)	(54,000)
Preferred stock distributions declared - Series 1	(696,000)	(696,000)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	(2,556,000)	(5,118,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.33)	$(0.66)
Weighted average common shares outstanding, basic and diluted	7,762,375	7,731,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE three months ended March 31, 2022 and 2021

(UNAUDITED)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2021	42,673	$—	7,762,375	$—	$3,319,000	$196,176,000	$(101,049,000)	$107,378,000	$205,824,000
Distributions – Series A	—	—	—	—	—	(54,000)	—	—	(54,000)
Distributions – Series 1	—	—	—	—	—	(696,000)	—	—	(696,000)
Net loss	—	—	—	—	—	—	(1,806,000)	(2,472,000)	(4,278,000)
Balance, March 31, 2022	42,673	$—	7,762,375	$—	$3,319,000	$195,426,000	$(102,855,000)	$104,906,000	$200,796,000

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2020	42,673	$—	7,727,696	$—	$198,769,000	$(89,985,000)	$2,034,000	$110,818,000
Stock Awards	—	—	12,255	—	144,000	—	—	144,000
Distributions – Series A	—	—	—	—	(54,000)	—	—	(54,000)
Distributions – Series 1	—	—	—	—	(696,000)	—	—	(696,000)
Net loss	—	—	—	—	—	(4,368,000)	—	(4,368,000)
Balance, March 31, 2021	42,673	$—	7,739,951	$—	$198,163,000	$(94,353,000)	$2,034,000	$105,844,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(4,278,000)	$(4,368,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,967,000	1,258,000
Amortization of loan costs	100,000	77,000
Amortization of right of use lease asset	—	28,000
Changes in operating assets and liabilities
Due to/from related parties	20,000	—
Construction in progress	—	(138,000)
Accounts payable	990,000	494,000
Deposits	(340,000)	—
Right of use lease liability	—	(28,000)
Security deposits	—	16,000
Other assets	5,000	56,000
Deferred revenue	(56,000)	(38,000)
Accounts receivable	719,000	204,000
Prepaid expenses	214,000	750,000
Net cash used in operating activities	(659,000)	(1,689,000)
Cash flows from investing activities:
Building improvements	(236,000)	—
Additions to intangible assets	(52,000)	—
Net cash (used in) investing activities	(288,000)	—
Cash flows from financing activities
Proceeds from notes payable	—	1,745,000
Payments on notes payable	(821,000)	(818,000)
Loan fees	(467,000)	(21,000)
Net cash (used in) provided by financing activities	(1,288,000)	906,000
Net change in cash and cash equivalents and restricted cash	(2,235,000)	(783,000)
Cash and cash equivalents and restricted cash, beginning of period	16,696,000	7,895,000
Cash and cash equivalents and restricted cash, end of period	$14,461,000	$7,112,000

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$11,805,000	$4,235,000
Restricted cash at beginning of period	4,891,000	3,660,000
Cash and cash equivalents and restricted cash at beginning of period	$16,696,000	$7,895,000

Cash and cash equivalents at end of period	$9,418,000	$4,034,000
Restricted cash at end of period	5,043,000	3,078,000
Cash and cash equivalents and restricted cash at end of period	$14,461,000	$7,112,000
Supplemental disclosures of cash flow information:
Interest Paid	$2,439,000	$2,127,000
Non-cash investing and financing activities:
Dividends declared not yet paid	$750,000	$750,000

The accompanying notes are an integral part of these condensed consolidated financial statements

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

As of March 31, 2022, the Company owned 44 parking facilities in 22 separate markets throughout the United States, with a total of 15,263 parking spaces and approximately 5.3 million square feet.  The Company also owns approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

The Company is the sole general partner of Mobile Infra Operating Partnership, L.P., formerly known as MVP REIT II Operating Partnership, LP, a Maryland limited partnership (the “Operating Partnership”). The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership, is the sole general partner of the Operating Partnership and owns approximately 45.8% of the common units of the Operating Partnership (the “OP Units”). Color Up, LLC, a Delaware limited liability company (“Color Up” or “Purchaser”) and HSCP Strategic III, LP, a Delaware limited partnership (“HS3”), are limited partners of the Operating Partnership and own approximately 44.2% and 10%, respectively, of the outstanding OP Units. Color Up is our largest stockholder and is controlled by the Company’s Chief Executive Officer and a director, Manuel Chavez, the Company’s President, Chief Financial Officer, Treasurer, Secretary and a director, Stephanie Hogue, and a director of the Company, Jeffrey Osher. HS3 is controlled by Mr. Osher.

The Company previously elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and operated in a manner that allowed the Company to qualify as a REIT through December 31, 2019. As a consequence of lease modifications entered into during the COVID-19 pandemic, the Company earned income from a number of tenants that did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for its taxable year ended December 31, 2020. Accordingly, the Company did not qualify for taxation as a REIT in 2020 and has been taxed as a C corporation beginning with its 2020 taxable year. As a C corporation, the Company is not required to distribute any amounts to its stockholders.

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

Management assessed the potential accounting treatment for the Transaction by applying Accounting Standards Codification ("ASC") 805 and determined the Transaction did not result in a change of control. As a result, the three real estate assets and the technology platform acquired, described above, were accounted for by the Company as asset acquisitions in the financial statements, resulting in the recognition of assets and liabilities, at acquired cost and reflect the capitalization of any transaction costs directly attributable to the asset acquisitions.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) ASC, and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. There were no significant changes to our significant accounting policies during the three months ended March 31, 2022, except for those disclosed below. For a full summary of our accounting policies, refer to our 2021 Annual Report on Form 10-K as originally filed with the SEC on March 30, 2022.

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

Concentration

The Company had fourteen parking tenants/operators during the three months ended March 31, 2022 and 2021, respectively. One tenant/operator, SP + Corporation (Nasdaq: SP) (“SP+”), represented 56.1% and 70.4% of the Company’s revenue, excluding retail revenue, for the three months ended March 31, 2022 and 2021, respectively. Premier Parking Service, LLC represented 15.0 % and 10.0% of the Company’s revenue, excluding retail revenue, for the three months ended March 31, 2022 and 2021, respectively.

In addition, the Company had concentrations in Cincinnati (19.9% and 8.1%), Detroit (13.2% and 19.0%), Chicago (9.1% and 0.0%), and Houston (8.1% and 11.7%) based on gross book value of the real estate the Company owned, as of March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, 56.7% of the Company’s outstanding accounts receivable balance was with SP+. For the three months ended March 31, 2021,38.6%, 16.8% and 12.5% of the Company’s outstanding accounts receivable balance was with SP+, Premier Parking Service, LLC and ABM Parking Services Inc., respectively.

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

Impairment of Long-Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the assets for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, the property is written down to fair value and an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Immaterial Correction

The Company determined that the reimbursable property tax related to certain of its properties should have been recorded on a gross basis in the Statement of Operations. An adjustment has been made to the Consolidated Statements of Operations for the three months ended March 31, 2021. Property taxes and rental revenue were both increased by $255,000 to properly report property tax expense and tenant reimbursement of property tax expense on a gross basis in accordance with ASC 842.  This correction had no effect on the reported results of operations.

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

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of March 31, 2022, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Acquisitions and Dispositions of Investments in Real Estate

There were no acquisitions of investments in real estate during the three months ended March 31, 2022.

2021

The following table is a summary of the parking asset acquisitions for the year ended December 31, 2021.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Purchase Price
1W7 Carpark, LLC, LLC	Cincinnati, OH	8/25/2021	Garage	765	1.21	18,385	$ 32,122,000
222W7, LLC	Cincinnati, OH	8/25/2021	Garage	1,625	1.84	—	$ 28,314,000
322 Streeter, LLC	Chicago, IL	8/25/2021	Garage	1,154	2.81	—	$ 38,483,000
2nd Street, LLC	Miami, FL	9/9/2021	Contract	118	N/A	—	$ 3,253,000
Denver 1725 Champa Street Garage, LLC	Denver, CO	11/3/2021	Garage	450	0.72	—	$ 16,274,000

The following table is a summary of the allocated acquisition value of all properties acquired by the Company for the year ended December 31, 2021.

	Assets
	Land and Improvements	Building and improvements	In-Place Lease Value	Contract Value	Total assets acquired
1W7 Carpark (a)	$ 2,995,000	$ 28,819,000	$ 308,000	$ —	$ 32,122,000
222W7	4,391,000	23,923,000	—	—	28,314,000
322 Streeter	11,387,000	27,096,000	—	—	38,483,000
2nd Street (a)	93,000	—	—	3,160,000	3,253,000
Denver 1725 Champa Street Garage, LLC	7,414,000	8,860,000	—	—	16,274,000
	$ 26,280,000	$ 88,698,000	$ 308,000	$ 3,160,000	$ 118,446,000

a.

The value of in-place lease assets and the 2nd Street contract are included in intangible assets on the consolidated balance sheet. The life of the in-place lease at 1W7 is 5 years. The life of the contract at 2nd Street is indefinite.

There were no dispositions of investments in real estate or properties held for sale as of March 31, 2022 and December 31, 2021.

Note E — Related Party Transactions and Arrangements

Two of the Company’s Cincinnati assets, 1W7 Carpark and 222W7, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Company’s CEO. The Company’s CEO is neither an owner nor beneficiary of Park Place Parking. Park Place Parking has been operating these assets for four and three years, respectively. Both assets were acquired with their management agreements in place and at the same terms under which they were operating prior to the Transaction. As of March 31, 2022, Park Place Parking owed the Company approximately $133,000 which is included in accounts receivable on the consolidated balance sheet.

The Company has an investment in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). Pursuant to the Closing, the Former Advisor and Mr. Shustek, were replaced as manager of MVP Parking, DST, LLC, the entity that manages MVP St. Louis, by the Company's CEO.

During 2021, VRMI and VRMII acquired $11.5 million of outstanding notes payable the Company had with various lenders. As of March 31, 2022, these notes payable are included in notes payable and paycheck protection program loan on the consolidated balance sheet and interest expense of $0.2 million is included on consolidated statement of operations.

As of March 31, 2022, the Company owed VRMI approximately $20,000.  All amounts are related to AP trade invoices for professional fees and travel paid by the Company or related party.

In March 2022, the Company entered into an agreement with an affiliate of Bombe Asset Management LLC ("Bombe") requiring the Company to be allocated, bear and (where practicable) pay directly certain costs and expenses of such party.  During the three months ended March 31, 2022, the Company incurred approximately $1.0 million pursuant to this agreement and such amount is included in professional fees on the consolidated statement of operations.

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

Note F — Stock-Based Compensation

On October 14, 2020, the Compensation Committee of the Board of Directors of the Company approved the award of non-restricted shares to the Company’s four independent directors and to the Company’s former chief financial officer, J. Kevin Bland. Total stock-compensation expense for the year ended December 31, 2020 was approximately $144,000. The non-restricted shares were issued by the Company on March 1, 2021 at a price of $11.75 per share. This price equals the net asset value of the Company, which was approved by the Board of Directors in January 2021. The shares awarded fully vested immediately upon issuance and these shares were not issued pursuant to the Company’s Long-Term Incentive Plan. No share-based compensation awards were outstanding as of  March 31, 2022 and 2021.

Note G - Intangible Assets

A schedule of the Company’s intangible assets and related accumulated amortization and accretion as of March 31, 2022 and December 31, 2021 is as follows:

	As of March 31, 2022		As of December 31, 2021
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Value of in-place leases	$2,397,000	1,384,000	$2,398,000	1,311,000
Value of lease commissions	152,000	87,000	152,000	82,000
Value of indefinite lived contract (1)	3,160,000	--	3,160,000	--
Value of technology	4,099,000	237,000	4,046,000	133,000
Total intangible assets	$9,808,000	1,708,000	$9,756,000	1,526,000

(1)  Indefinite-Lived in-place contract includes the 2nd Street, LLC property in Miami, FL acquired on November 3, 2021. Refer to Note D - Acquisitions and Dispositions of Investments in Real Estate.

Amortization of the acquired in-place leases and lease commissions are included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization expense associated with intangible assets totaled $176,000 and $74,000 for the three months ended March 31, 2022 and 2021, respectively.

A schedule of future amortization and accretion of acquired intangible assets for the three months ended March 31, 2022 and thereafter is as follows:

Three Months Ended March 31, 2022	Acquired in-place leases	Lease commissions	Technology
2022 (Remainder)	$216,000	$16,000	$326,000
2023	287,000	21,000	418,000
2024	270,000	19,000	418,000
2025	156,000	8,000	418,000
2026	68,000	1,000	418,000
Thereafter	16,000	--	1,864,000
	$1,013,000	$65,000	$3,862,000

Note H - Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. Outstanding warrants were antidilutive as a result of the net loss for the three months ended March 31, 2022 and therefore were excluded from the dilutive calculation. The Company did not have any additional dilutive shares resulting in basic loss per share equaling dilutive loss per share for the three months ended March 31, 2022 and 2021.

The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Numerator:
Net loss attributable to common stockholders	$(2,556,000)	$(5,118,000)
Denominator:
Basic and dilutive weighted average shares of Common Stock outstanding	7,762,375	7,731,781
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.33)	$(0.66)

Note I — Notes Payable and Paycheck Protection Program Loan

As of March 31, 2022, the principal balances on notes payable are as follows:

Loan	Original Debt Amount	Monthly Payment	Balance as of 3/31/22	Lender	Term (in years)		Interest Rate	Loan Maturity
Corporate D&O Insurance (6)	$450,000	$38,000	$114,000	MetaBank	1		3.95%	7/31/2022
MVP Clarksburg Lot	$476,000	Interest Only	$476,000	Vestin Realty Mortgage I	1		7.00%	8/25/2022
MCI 1372 Street	$574,000	Interest Only	$574,000	Vestin Realty Mortgage I	1		7.00%	8/25/2022
MVP Milwaukee Old World	$771,000	Interest Only	$1,871,000	Vestin Realty Mortgage I	1		7.00%	8/25/2022
MVP Milwaukee Clybourn	$191,000	Interest Only	$191,000	Vestin Realty Mortgage I	1		7.00%	8/25/2022
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Vestin Realty Mortgage I	1		7.00%	8/25/2022
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$3,450,000	Vestin Realty Mortgage II	1		7.00%	8/25/2022
Minneapolis Venture	$2,000,000	Interest Only	$4,000,000	Vestin Realty Mortgage I	1		7.00%	8/25/2022
SBA PPP Loan	$328,000	***	$328,000	Small Business Administration	5		1.00%	10/22/2022
1W7 Carpark, LLC (5)	$11,000,000	$19,000	$10,207,000	Associated Bank	1		Variable	4/1/2023
222W7th Holdco, LLC (5)	$8,250,000	$15,000	$8,097,000	Associated Bank	1		Variable	4/1/2023
MVP Raider Park Garage, LLC (4)(5)	$7,400,000	Interest Only	$6,932,000	LoanCore	1		Variable	4/1/2023
MVP New Orleans Rampart, LLC (4)(5)	$5,300,000	Interest Only	$4,965,000	LoanCore	1		Variable	4/1/2023
MVP Hawaii Marks Garage, LLC (4)(5)	$13,500,000	Interest Only	$12,646,000	LoanCore	1		Variable	4/1/2023
MVP Milwaukee Wells, LLC (4)(5)	$2,700,000	Interest Only	$2,529,000	LoanCore	1		Variable	4/1/2023
MVP Indianapolis City Park, LLC (4)(5)	$7,200,000	Interest Only	$6,744,000	LoanCore	1		Variable	4/1/2023
MVP Indianapolis WA Street, LLC (4)(5)	$3,400,000	Interest Only	$3,185,000	LoanCore	1		Variable	4/1/2023
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5		5.38%	3/6/2024
MVP St. Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5		5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000,000	$44,000	$7,767,000	Barclays	10		4.25%	12/6/2024
322 Streeter Holdco LLC	$25,900,000	Interest Only	$25,846,000	American National Insurance Co.	5	*	3.50%	3/1/2025
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,034,000	Barclays Bank PLC	10		4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250,000	$29,000	$4,479,000	American National Insurance, of NY	10		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400,000	$23,000	$3,750,000	FBL Financial Group, Inc.	10		4.00%	8/1/2026
West 9th Properties II, LLC	$5,300,000	$30,000	$4,596,000	American National Insurance Co.	10		4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150,000	$73,000	$11,434,000	American National Insurance, of NY	10		4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$28,131,000	Bank of America	10		5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380,000	$8,000	$1,295,000	KeyBank	10	*	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132,000	$24,000	$3,877,000	KeyBank	10	*	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	$23,000	$3,752,000	KeyBank	10	*	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	$2,000	$268,000	KeyBank	10	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	$12,000	$2,010,000	KeyBank	10	*	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	$762,000	$4,000	$715,000	KeyBank	10	*	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
St Louis Cardinal Lot DST, LLC (7)	$6,000,000	Interest Only	$6,000,000	Cantor Commercial Real Estate	10	**	5.25%	5/31/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10	**	5.02%	8/1/2027
Less unamortized loan issuance costs			$(1,377,000)
			$205,965,000

(1)	The Company issued a promissory note to KeyBank for $12.7 million secured by the pool of properties.
(2)	The Company issued a promissory note to Cantor Commercial Real Estate Lending, L.P. (“CCRE”) for $16.25 million secured by the pool of properties.
(3)

On February 8, 2019, subsidiaries of the Company, consisting of MVP PF St. Louis 2013, LLC (“MVP St. Louis 2013”), and MVP PF Memphis Poplar 2013, LLC (“MVP Memphis Poplar”), LLC entered into a loan agreement, dated as of February 8, 2019, with LoanCore Capital Credit REIT LLC (“LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan MVP St. Louis 2013 and MVP Memphis Poplar $5.5 million to repay and discharge the outstanding KeyBank loan agreement. The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by MVP St. Louis 2013 and MVP Memphis Poplar.

(4)

On November 30, 2018, subsidiaries of the Company, consisting of MVP Hawaii Marks Garage, LLC, MVP Indianapolis City Park, LLC, MVP Indianapolis WA Street Lot, LLC, MVP New Orleans Rampart, LLC, MVP Raider Park Garage, LLC, and MVP Milwaukee Wells LLC (the “Borrowers”) entered into a loan agreement, dated as of November 30, 2018 (the “Loan Agreement”), with LoanCore Capital Credit REIT LLC (the “LoanCore”). Under the terms of the Loan Agreement, LoanCore agreed to loan the Borrowers $39.5 million to repay and discharge the outstanding KeyBank Revolving Credit Facility. On August 25, 2021, pursuant to the Closing of the Transaction, the Company made a $2.5 million principal payment.

(5)	On March 29, 2022, the Company entered into a Credit Agreement (the "Credit Agreement") with KeyBanc Capital Markets, as lead arranger, and KeyBank, National Association, as administrative agent. The Credit Agreement refinances the Company’s current loan agreements for these properties. The Credit Agreement will provide for, among other things, a $75,000,000 revolving credit facility, maturing on April 1, 2023. Credit Agreement may be extended to October 1, 2023 if no event of default is in existence upon receipt of written request 120 – 60 days prior to maturity date and payment of an extension fee pursuant to the terms of the Credit Agreement (the “Revolving Facility”). The Revolving Facility may be increased by up to an additional $75,000,000 provided that no event of default has occurred and is continuing and certain other conditions are satisfied. Borrowings under the Revolving Facility bear interest at a SOFR benchmark rate or Alternate Base Rate, plus a margin of between 1.75% and 3.00%, with respect to SOFR loans, or 0.75% to 2.00%, with respect to base rate loans, based on the Company’s leverage ratio as calculated under the Credit Agreement. The Credit Agreement is secured by the pool of properties and requires compliance with certain financial covenants. The Credit Agreement also includes financial covenants that require the Company to (i) maintain a total leverage ratio not to exceed 65.0%, (ii) not to exceed certain fixed charge coverage ratios, and (iii) maintain a certain tangible net worth. The loans held with LoanCore and Associated Bank were paid off on April 15, 2022 and April 21, 2022, respectively, resulting in $18.9 million remaining available on the credit line of the first $75,000,000 tranche.
(6)	On September 30, 2021, the Company entered into a loan with Meta Bank to finance $337,500 of the Directors & Officers insurance policy premium. The loan matures on July 31, 2022.
(7)

Pursuant to the Closing of the Transaction, the Company recorded the $6.0 million loan with Cantor Commercial Real Estate upon the consolidation of its investment in MVP St. Louis Cardinal Lot, DST. See Note I for further information.

* 2 Year Interest Only

** 10 Year Interest Only

*** Forgiveness was approved by the Small Business Administration (SBA) on May 2, 2022

Reserve funds are generally required for repairs and replacements, real estate taxes, and insurance premiums.  Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits.  Borrowers for seven of the Company’s loans totaling $95.8 million and seven loans totaling $96.0 million failed to meet loan covenants as of March 31, 2022 and December 31, 2021, respectively. As a result, these borrowers are subject to additional cash management procedures, which resulted in approximately $549,000 and $359,000 of restricted cash at  March 31, 2022 and  December 31, 2021, respectively. In order to exit these procedures, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures.

As of March 31, 2022, future principal payments on notes payable are as follows:

2022 (remainder)	$21,867,000
2023	57,803,000
2024	15,282,000
2025	30,958,000
2026	22,630,000
Thereafter	66,932,000
Total	$215,472,000

There were no notes payable paid in full during the three months ended March 31, 2022.

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

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of the Company’s debt was approximately $211.3 million and $161.2 million as of March 31, 2022 and December 31, 2021, respectively, which is considered a Level 2 measurement.

Our real estate assets are measured and recognized at fair value, less costs to sell held-for-sale properties, on a nonrecurring basis dependent upon when we determine an impairment has occurred. When the Company impairs assets that have operational impairment indicators, management uses an independent third-party to determine the fair value primarily using the income capitalization approach based on the contracted rent to be received from the operator or the sales comparison approach. The income capitalization approach reflects the property’s income-producing capabilities based on the assumption that value is created by the expectation of benefits to be derived in the future. The sales comparison approach utilizes sales of comparable properties, adjusted for differences, to indicate value. These methods are considered Level 2 measurements in the hierarchy.

Note K – Variable Interest Entities

The Company, through a wholly owned subsidiary of its Operating Partnership, owns a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). MVP St. Louis is the owner of a 2.56-acre, 376-vehicle commercial parking lot, known as the Cardinal Lot.

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

In connection with the Closing, the former advisor of the Company, MVP Realty Advisors, LLC ("MVPRA”) transferred ownership of the Manager to Manuel Chavez, III, the Chief Executive Officer of the Company. This change in structure was deemed a reconsideration event and therefore the Company reevaluated whether it had control. Based on the Company's evaluation, the Company began consolidating the investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets and liabilities of approximately $12.0 million and approximately $6.2 million, respectively, as of August 25, 2021.  These assets and liabilities were recorded at fair value as of the date of consolidation, and a gain of $360,000 was recognized in the Statement of Operations.

Amounts related to MVP St. Louis included in the consolidated balance sheet are as follows:

March 31, 2022
(Unaudited)
ASSETS
Investments in real estate	$11,808,000
Cash	165,000
Cash – restricted	239,000
Accounts receivable	146,000
Prepaid expenses	11,000
Total assets	$12,369,000

LIABILITIES
Notes payable	$5,963,000
Accounts payable and accrued liabilities	223,000
Total liabilities	$6,186,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

For the three months ended March 31, 2021
Revenue	$182,000
Expenses	(199,000)
Net income	$(17,000)

Note L –Leases

The Company accounts for rental income and percentage rent income in accordance with ASC 842 - Leases. The majority of the Company’s leases are largely similar and the lease agreements generally contain similar provisions and features, without substantial variations. All leases are currently classified as operating leases. The following table summarizes the components of lease revenue recognized during the three months ended March 31, 2022 and 2021 included within the Company's Consolidated Statements of Operations:

	Three Months Ended March 31,
Lease revenue	2022	2021
Fixed contractual payments	$1,748,000	$2,398,000
Variable lease payments	4,636,000	489,000
Straight-line rental income	4,000	48,000

Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of March 31, 2022, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows:

For the year ended,	Future lease payments due
2022 (Remainder)	$4,199,000
2023	4,816,000
2024	4,312,000
2025	3,345,000
2026	2,480,000
Thereafter	416,000

Note M - Income Taxes

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

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  As a taxable C Corporation, the Company has evaluated its deferred tax assets for the three months ended March 31, 2022, which consist primarily of net operating losses and its investment in the Operating Partnership (as a result of the Closing). Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Due to the ongoing impact to the Company of the COVID-19 pandemic to the Company, the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the three months ended March 31, 2022. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur.

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

Each investor in the Series A offering received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 30 shares of the Company’s Common Stock if the Company’s Common Stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s Common Stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. As a Listing Event did not occur on or prior to the fifth anniversary of the final closing date of the Series A offering, the outstanding warrants expired automatically on such anniversary date without being exercisable by the holders thereof.

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $1,044,000 of which approximately $597,000 had been paid to Series A stockholders. As of March 31, 2022 and December 31, 2021, approximately $447,000 and $393,000 of Series A Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the consolidated balance sheet.

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

The holders of the Series 1 Preferred Stock are entitled to receive, when and as authorized by the Company’s Board of Directors and declared by us out of legally available funds, cumulative, cash dividends on each share at an annual rate of 5.50% of the stated value pari passu with the dividend preference of the Series A Preferred Stock and in preference to any payment of any dividend on the Company’s Common Stock; provided that since a Listing Event, as defined in the charter, has not occurred by April 7, 2018, the annual dividend rate on all Series 1 Preferred Stock shares has been increased to 7.00% of the stated value until the occurrence of a Listing Event, at which time, the annual dividend rate will be reduced to 5.50% of the stated value. Based on the number of Series 1 Preferred Stock shares outstanding at December 31, 2021, the increased dividend rate costs the Company approximately $150,000 more per quarter in Series 1 dividends.

Each investor in the Series 1 offering received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s Common Stock if the Company’s Common Stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s Common Stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a Listing Event does not occur on or prior to the fifth anniversary of the final closing date of the Series 1 offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a Listing Event does occur on or before January 31, 2023, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a Listing Event. The Company engaged a third-party expert to value these warrants and the estimated value as of March 31, 2022 is immaterial. As of March 31, 2022, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s Common Stock after the 90th day following the occurrence of a Listing Event. If all the potential warrants outstanding at March 31, 2022 became exercisable because of a Listing Event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of Common Stock.

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series 1 Preferred Stock, however, such distributions will continue to accrue in accordance with the terms of the Series 1 Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $12.2 million of which approximately $6.4 million had been paid to Series 1 Preferred Stock stockholders. As of March 31, 2022 and December 31, 2021, approximately $5.8 million and $5.1 million of Series 1 Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the consolidated balance sheet.

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

As of March 31, 2022, all outstanding warrants issued by the Company were classified as equity.

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

Securities Purchase Agreement

On November 2, 2021, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) by and among the Company, the Operating Partnership, and HSCP Strategic III, L.P., a Delaware limited partnership (“HS3”) affiliated with Jeffrey Osher, a director of the Company, pursuant to which the Operating Partnership issued and sold to HS3 (a) 1,702,128 newly issued common units of limited partnership of the Operating Partnership (“OP Units”); and (b) 425,532 newly-issued Class A units of limited partnership of the Operating Partnership (“Class A Units”) which entitle HS3 to purchase up to 425,532 additional OP Units (the “Additional OP Units”) at an exercise price equal to $11.75 per Additional OP Unit, subject to adjustment as provided in the Class A Unit agreement, and HS3 paid to the Operating Partnership cash consideration of $20.0 million. The Company used proceeds from the Purchase Agreement for working capital purposes, including expenses related to the Purchase Agreement and the acquisition of two parking lots and related assets. The Additional OP Units are available to be exercised only upon completion of a liquidity event, as defined in the Purchase Agreement.

Convertible Noncontrolling Interests

As of March 31, 2022, the Operating Partnership (“OP”) had approximately 17.0 million OP units outstanding. Under the terms of the Third Amended and Restated Limited Partnership Agreement, OP Unit holders may elect to exchange OP Units for shares of the Company’s Common Stock upon completion of a liquidity event. The OP Units outstanding as of March 31, 2022 are classified as Noncontrolling Interests within permanent equity on our consolidated balance sheets. There were no outstanding convertible OP Units as of March 31, 2021.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three months ended March 31, 2022 and 2021. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2021. As used herein, the terms "we," "our" and "us" refer to Mobile Infrastructure Corporation, and, as required by context, Mobile Infra Operating Partnership, L.P., formerly known as MVP REIT II Operating Partnership, LP, which the Company refers to as the "Operating Partnership," and to their subsidiaries.

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

The forward-looking statements included herein are based upon the Company’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

●	the fact that the Company has limited history, as the Company was formed in 2015;
●	the Company’s ability to complete a liquidity event;
●	the Company’s ability to generate sufficient cash flows to pay distributions to the Company’s stockholders;
●	the impact on our business and those of our tenants from epidemics, pandemics or outbreaks of an illness, disease or virus (including COVID-19), including lockdowns and similar mandates;
●	the fact that the Company has experienced net losses since inception and may continue to experience additional losses;
●	changes in economic conditions generally and the real estate and debt markets specifically, including economic trends impacting parking facilities;
●	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	competitive factors that may limit the Company’s ability to make investments or attract and retain tenants;
●	the ability of leases under our New Lease Structure (as defined below) to provide increases in same property rental revenue as compared to our prior leases;
●	the Company’s ability to attain its investment strategy or increase the value of its portfolio;
●	the loss of key personnel could have a material adverse effect upon the Company's ability to conduct and manage the Company's business;
●	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
●	the Company’s ability to successfully integrate pending acquisitions and transactions and implement an operating strategy;
●	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in the Company’s portfolio;
●	the Company’s ability to act on its pipeline of acquisitions;
●	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
●	changes in interest rates;
●	the Company’s ability to negotiate amendments or extensions to existing debt agreements;
●	the Company’s loss of REIT status and ability to remediate its loss of REIT status under U.S. federal income tax law;
●	potential adverse impacts from changes to the U.S. tax laws; and
●	changes to generally accepted accounting principles, or GAAP.

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

Overview

The Company focuses on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. The Company targets both parking garage and surface lot properties primarily in top 50 U.S. Metropolitan Statistical Areas ("MSAs"), with proximity to key demand drivers, such as airports, transportation hubs, educational facilities, government buildings and courthouses, sports and entertainment venues, hospital and health centers, hotels, office complexes and residences.

As of March 31, 2022, the Company owned 44 parking facilities in 22 separate markets throughout the United States, with a total of 15,263 parking spaces and approximately 5.3 million square feet. The Company also owns approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities. The Company owns substantially all of its assets and conducts its operations through the Operating Partnership.

Management of the Company has been focused on the undertaking of four strategic objectives to reposition the Company for its next phase of growth and a potential liquidity event. The Company converted all management contracts back to leases under the New Lease Structure effective as of January 1, 2022, so that the Company once again has qualifying income from a REIT-test perspective beginning in 2022. The second objective was to focus on the balance sheet and the Company’s upcoming debt maturities. During the first quarter, the Company extended maturities and refinanced 2022 maturities with a facility from KeyBank, which greatly improved the cost of interest on that debt. Management’s third objective was to focus heavily on the performance of each asset, working with the operators to create a business plan for each asset to improve cash flow and rental income to the Company. Those business plans were finalized in the first quarter of 2022 and are currently being implemented with our tenant-operators. The Company anticipates that asset-level performance will continue to improve through 2022. Finally, management continues to focus on the fourth objective which is the remediation of REIT status for the Company and evaluating options for a potential liquidity event, including a potential listing on a national securities exchange.

Objectives

The Company closed on the Transaction on August 25, 2021, which resulted in a new management team. In addition, as of December 3, 2021, Ms. Hogue was appointed Chief Financial Officer of the Company. Over the next twelve months management will be focused predominantly on the following:

•	Identifying paths for remediation of REIT status, which is desirable as the Company moves towards a potential liquidity event;
•	Working with the third-party operators to optimize the performance of our parking facilities and other assets to move towards cash flow positivity;
•	Reducing corporate overhead to move the Company towards profitability; and
•	Pursuing options for refinancing the near-term debt maturities.

The Company’s strategic plan includes pursuing acquisitions as well as a potential liquidity event, which may include a potential listing event or other alternatives intended to provide the Company scale and capacity to grow beyond its current asset base.

Since the Closing, our new management team has been working closely with our tenants to evaluate capital requirements of the assets, with a view to understanding current and future demand drivers of those assets. The Company has been implementing the recently contributed proprietary technology which will provide real-time information on the performance of assets. Going forward under the New Lease Structure (as defined below), the Company is involved with capital expenditures related to upgrades and optimization of our parking facilities, including but not limited to gate arm systems, lighting, and large capital improvements to structure and concrete. We expect to maintain an active dialogue with our tenants for the betterment of the Company’s portfolio.

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

The Company’s investment strategy has historically focused primarily on acquiring, owning and leasing parking facilities, including parking lots, parking garages and other parking structures throughout the United States. The Company has historically focused primarily on investing in income-producing parking lots and garages with air rights in MSAs. In expanding the Company’s portfolio, the Company will seek geographically diverse investments that address multiple key demand drivers and demonstrate consistent consumer use, that are expected to generate cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following key demand drivers:

•	Airports
•	Transportation hubs
•	Educational facilities
•	Government buildings and courthouses
•	Sports and entertainment venues
•	Hospitals and health centers
•	Hotels
•	Office complexes
•	Residences

The Company generally targets parking facilities that are near multiple key demand drivers so as not to be solely reliant on a single source of income.  Parking garages in downtown cores constitute a large portion of the Company’s parking facilities as they serve multiple key demand drivers.

As a result of the COVID-19 pandemic, such key demand drivers have been and are expected to be diminished for an indeterminate period of time with an uneven return to downtown cores across our properties. Many state and local governments have restricted public gatherings, which has in some cases eliminated or severely reduced the demand for parking.

The Company is working closely with current tenants to understand the return to each individual market, both as the Company considers the key demand drivers of the Company’s current assets, as well as new assets that the Company may consider acquiring as part of our investment strategy.

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

The Company cannot assure you that the Company will attain investment objectives or that the value of the Company’s assets will not decrease. The Company’s Board of Directors reviews the Company’s investment policies at least annually to determine whether the Company's investment policies continue to be in the best interests of the Company’s stockholders.

See Note A - Organization and Business Operations in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for information on the Company's recapitalization.

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

Results of Operations for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues
Base rent income	$2,051,000	$3,223,000	$(1,172,000)	(36.4)%
Management income	$—	$341,000	$(341,000)	(100.0)%
Percentage rent income	4,329,000	147,000	$4,182,000	2844.9%
Total revenues	$6,380,000	$3,711,000	$2,669,000	71.9%

Revenues

The $2,669,000 increase in revenues, which includes reimbursement revenue, is primarily attributable to (1) the acquisition of five parking assets which total revenue of $1,686,000 and (2) the New Lease Structure, as defined below.

In 2021, the Company began amending certain leases to the New Lease Structure such that tenants pay base rent and percentage rent in an amount equal to a designated percentage of the amount by which gross revenues at the property during any lease year exceed a negotiated base amount; tenants are also financially responsible for all, or substantially all, property-level operating and maintenance expenses, subject to certain exceptions, or the Company's "New Lease Structure". Percentage rent is typically based on the amount by which gross revenues of the parking facility exceeds a base amount. The Company negotiates base rent, percentage rent and the base amount used in the calculation of percentage rent with the applicable tenant based on economic factors applicable to the particular parking facility and geographic market. As of January 1, 2022, the majority of the Company’s leases are structured under the New Lease Structure.

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating expenses
Property taxes	$1,836,000	$1,129,000	$707,000	62.6%
Property operating expense	837,000	282,000	555,000	196.8%
General and administrative	1,506,000	1,432,000	74,000	5.2%
Professional fees	1,988,000	1,774,000	214,000	12.1%
Depreciation and amortization expenses	1,967,000	1,258,000	709,000	56.4%
Total operating expenses	8,134,000	5,875,000	2,259,000	38.5%

Property taxes

The increase in property taxes during the three months ended 2022 compared to 2021 is attributable primarily to (1) the New Lease Structure, which increased the property tax burden on the Company as it is solely responsible for the property tax payments under the New Lease Structure and (2) the five properties acquired during the third and fourth quarters of 2021.

See Note D – Acquisitions and Dispositions of Investments in Real Estate in Part I, Item 1–Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Property operating expense

The increase in property operating expense in 2022 compared to 2021 is attributable primarily to increased insurance, professional services related to engineering surveys and other operating expenses attributable to the five properties acquired during the third and fourth quarters of 2021.

See Note D – Acquisitions and Dispositions of Investments in Real Estate in Part I, Item 1–Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

General and administrative

The increase in general and administrative expenses from 2021 to 2022 of approximately $74,000 was primarily attributable to an increase in payroll and related expenses of approximately $195,000 and an increase in travel and other office related expenses of $199,000 offset by a decrease in corporate directors and officers insurance of $285,000 and a related refund of $50,000.

Professional fees

Professional fees increased approximately $214,000 in the three months ended March 31, 2022 compared to the same period in the prior year due to increased organizational and governance costs. This was partially offset by a decrease from the settlement of previously disclosed legal investigations.

See Note C — Commitments and Contingencies in Part I, Item 1- Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Depreciation and amortization expenses

The increase in depreciation and amortization expenses was due to the five properties acquired during the third and fourth quarters of 2021 and the $4.0 million of technology acquired as a result of the Transaction.

See Note D – Acquisitions and Dispositions of Investments in Real Estate in Part I, Item 1–Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Other income (expense)
Interest expense	$(2,539,000)	$(2,204,000)	$(335,000)	15.2%
Other income	15,000	—	15,000	100.0%
Total other expense	$(2,524,000)	$(2,204,000)	(320,000)	14.5%

Interest expense

The increase in interest expense of approximately $335,000 was primarily attributable to the new loans assumed as part of the Transaction and due to higher loan balances and higher interest rates on the Company’s private loan balances of approximately $11.6 million partially offset by a lower interest rate on the Company’s $55.3 million variable rate loans. Total loan amortization cost for the three months ended March 31, 2022 and 2021, was approximately $100,000 and $77,000, respectively.

See Note I – Notes Payable and Paycheck Protection Program Loan in Part I, Item 1- Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Liquidity and Capital Resources

Effective March 29, 2022, the Company secured a $75.0 million loan with a $75.0 million accordion feature (the “Credit Facility”) with KeyBanc Capital Markets, as lead arranger, and KeyBank National Association, as administrative agent. The initial $75.0 million will be used for debt maturities in 2022, whereas the accordion can be utilized for acquisitions, capital expenditures and other working capital requirements. This refinancing significantly reduced cash paid for interest payments, thus improving our cash position, as well as provided flexibility for working capital and growth via acquisitions.

The Company’s principal source of funds to meet our operating expenses, pay debt service obligations and make distributions to our stockholders will be rents from tenants at the Company’s parking facilities. Although the Company has no present intention to do so, the Company also may sell properties that the Company owns or place mortgages on properties that the Company owns to raise capital.

The Company has no commercial paper outstanding, nor have we entered into any swaps or hedges.

The Company’s short-term and long-term liquidity needs will consist primarily of funds necessary for payments of indebtedness, acquisitions of assets, development of properties, and capital expenditures. Existing development activities expected to be completed in the near-term are expected to cost approximately $2.1 million.

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(659,000)	$(1,689,000)
Net cash used in investing activities	(288,000)	—
Net cash provided by (used in) financing activities	(1,288,000)	906,000

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021:

The Company’s cash and cash equivalents and restricted cash were approximately $14.5 million as of March 31, 2022, which was an increase of approximately $7.4 million from the balance of $7.1 million as of March 31, 2021.

Cash flows from operating activities

Net cash used in operating activities during the three months ended March 31, 2022 was approximately $0.7 million, compared to approximately $1.7 million for the three months ended March 31, 2021. The decrease in cash used in operating activities was primarily attributable to an increase in accounts payable resulting from increased organizational and governance costs.

Cash flows from investing activities

Net cash used in investing activities for the three months ended March 31, 2022 was approximately $0.3 million primarily attributable to building improvements and additions to intangible assets. There was no cash used in or provided by investing activities during the three months ended March 31, 2021.

Cash flows from financing activities

Net cash used in financing activities for the three months ended March 31, 2022 was approximately $1.3 million compared to approximately $0.9 million net cash provided by financing activities for the three months ended March 31, 2021. The increase in cash used in financing activities was primarily attributable to an increase in loan fees resulting from the Credit Facility as well as proceeds from notes payable of approximately $1.7 million during the three months ended March 31, 2021.

Company Indebtedness

On March 29, 2022, the Company entered into the Credit Facility. The initial $75.0 million has been used to refinance certain of the Company’s current loans for various properties and will also be available for our general corporate purposes, including liquidity, acquisitions and working capital.  The Company will borrow under the Credit Facility in U.S. dollars and expects borrowings under the Credit Facility to bear interest at a floating rate based upon a Secured Overnight Financing Rate, or SOFR, benchmark rate or an alternate base rate, plus a margin of between 1.75% and 3.00%, with respect to SOFR loans, or 0.75% to 2.00%, with respect to base rate loans, based on the leverage ratio as calculated pursuant to our Credit Facility.

The obligations under the Credit Agreement underlying the Credit Facility are guaranteed by the Company and other guarantors. The Credit Agreement contains customary representations, warranties, conditions to borrowing, covenants and events of default, including certain covenants that limit or restrict, subject to certain exceptions, the ability of the Company, the Operating Partnership and other subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, make investments or acquisitions or incur certain indebtedness.  The Credit Agreement also includes financial covenants that require the Company to (i) maintain a total leverage ratio not to exceed 65.0%, (ii) not to exceed certain fixed charge coverage ratios, and (iii) maintain a certain tangible net worth.

The Credit Facility matures on April 1, 2023, as may be extended pursuant to the terms of the Credit Agreement.

The Company's loan with Bank of America, N.A. for the MVP Detroit Center Garage, LLC ("MVP Detroit") garage requires the Company to maintain approximately $2.3 million in liquidity at all times, which is defined as unencumbered cash and cash equivalents. As of the date of this filing, the Company was in compliance with this lender requirement.

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

Over time, management intends to both extend and sculpt our maturity wall, so that our maturities are spread over multiple years. As of the date of this filing, the Company has significant commercial mortgage-backed securities (“CMBS”) debt with prohibitive defeasance, which will limit our ability to refinance our CMBS debt prior to the maturity date or any permitted prepayment date. As our loans approach maturity, we will assess the lowest cost, most flexible options available to the Company and refinance those loans accordingly. Our intent over the mid-term period is to work with lending relationships to maintain a revolver that can address upcoming maturities, should market conditions not permit us to refinance with longer-term debt.

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

The Company did not repurchase any of its shares during the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company did not pay dividends on its shares of Common Stock and does not intend to pay dividends on its shares of Common Stock in 2022. No cash dividends can be made on the Common Stock until the preferred distributions are paid. See Note N – Equity in the notes to the consolidated financial statements included in Part I, Item 1 - Notes to the Consolidated Financial Statements of this Quarterly Report for additional information.

Dividend Reinvestment Plan

From inception through March 31, 2022, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its Common Stock as a Dividend Reinvestment Plan (“DRIP”) and issued 153,826 shares of its Common Stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018, the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

Preferred Stock

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock and Series 1 Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock and Series 1 Preferred Stock.

As of March 31, 2022 and 2021, approximately $447,000 and $233,000 of accrued and unpaid Series A Preferred Stock distributions, respectively, are included in accounts payable and accrued liabilities on the consolidated balance sheet.

As of March 31, 2022 and 2021, approximately $5.8 million and $3.0 million of accrued and unpaid Series 1 Preferred Stock distributions, respectively, are included in accounts payable and accrued liabilities on the consolidated balance sheet.

For additional information see Note N —Equity in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the Company’s Preferred Stock.

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

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument.  Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made.  Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of March 31, 2022, all outstanding warrants issued by the Company were classified as equity.

See Note N - Equity in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of preferred stocks and warrants.

Critical Accounting Policies

Our 2021 Annual Report on Form 10-K, filed with the SEC on March 30, 2022, contains a description of our critical accounting policies and estimates, including those relating to real estate investments and acquisitions. There have been no significant changes to our critical accounting policies during 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the quarter ended March 31, 2022, our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As a result of this evaluation, our CEO and CFO concluded that the material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021, were still present as of March 31, 2022 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

(b) Remediation Plan and Status

Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021, are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2022 and beyond. While we believe the steps taken to date and those planned for implementation will improve our internal controls over financial reporting, we have not completed all remediation efforts. The planned remediation activities described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021 highlight our commitment to remediating our identified material weaknesses and remain largely unchanged through the date of filing this Quarterly Report.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note C — Commitments and Contingencies in Part I, Item 1 Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

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

ITEM 1A. RISK FACTORS

The following risk factors are material changes only and should be read in conjunction with the risk factors in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

An increase in fuel prices may adversely affect our operating environment and costs.

Fuel prices have a direct impact on the ability and frequency of consumers to engage in activities related to transportation. Increases in the price of fuel may result in higher transportation costs and adversely affect consumer use at the Company’s parking garages. Increases in fuel costs also can lead to other non-recoverable, direct expense increases to us through, for example, increased costs of energy. Increases in energy costs for our tenants are typically recovered from lessees, although our share of energy costs increases as a result of lower occupancies, and higher operating cost reimbursements impact the ability to increase underlying rents. Rising fuel prices also may increase the cost of construction and the cost of materials that are petroleum-based, thus affecting the development of our existing assets or our tenants’ ongoing development projects.

ITEM 5. OTHER INFORMATION

Common Shares NAV

The Company is undertaking an appraisal to establish an estimated NAV per share of the Company’s common stock. The Company expects to disclose the results thereof in the second or third quarter. Please see “Item 1A. Risk Factors— Risks Related to an Investment in the Company–Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of Common Stock” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 6. EXHIBITS

3.1(1)	Articles of Amendment and Restatement of THE PARKING REIT, Inc.
3.2(2)	Articles of Amendment of THE PARKING REIT, Inc.
3.3(5)	Articles of Amendment of MOBILE INFRASTRUCTURE CORPORATION
3.4(6)	Certificate of Correction to the Articles of Amendment and Restatement of Mobile Infrastructure Corporation
3.5(3)	Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.6(4)	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.7(5)	Amended & Restated Bylaws of MOBILE INFRASTRUCTURE CORPORATION.
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in iXBRL (inline extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.
(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015 and incorporated herein by reference.
(2)	Filed previously on Form 8-K on December 18, 2017 and incorporated herein by reference.
(3)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(4)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(5)	Filed previously on Form 8-K on November 12, 2021 and incorporated herein by reference.
(6)	Filed previously on Form 8-K on March 21, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
Date:	May 16, 2022

By:	/s/ Stephanie Hogue
Stephanie Hogue
President and Chief Financial Officer
Date:	May 16, 2022