Form 10-Q
period 2022-06-30
Mobile Infrastructure Corp
filed 2022-08-15
CIK 1642985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-55760

MOBILE INFRASTRUCTURE CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	47-3945882
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

30 W. 4th Street, Cincinnati, OH 45202

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

Yes ☐ No ☒

As of August 11, 2022, the registrant had 7,762,375 shares of common stock outstanding.

PART I

ITEM 1.                FINANCIAL STATEMENTS

MOBILE INFRASTRUCTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2022 (unaudited)	As of December 31, 2021
ASSETS
Investments in real estate
Land and improvements	$167,538,000	$166,224,000
Buildings and improvements	271,046,000	254,379,000
Construction in progress	461,000	89,000
Intangible assets	10,025,000	9,756,000
	449,070,000	430,448,000
Accumulated depreciation and amortization	(26,844,000)	(22,873,000)
Total investments in real estate, net	422,226,000	407,575,000

Fixed Assets, net of accumulated depreciation of $112,000 and $94,000 as of June 30, 2022 and December 31, 2021 , respectively	296,000	61,000
Cash	8,623,000	11,805,000
Cash – restricted	5,357,000	4,891,000
Prepaid expenses	544,000	676,000
Accounts receivable, net allowance of doubtful accounts of $0.1 million as of December 31, 2021. No allowance as of June 30, 2022.	2,494,000	4,031,000
Other assets	121,000	108,000
Total assets	$439,661,000	$429,147,000
LIABILITIES AND EQUITY
Liabilities
Notes payable and paycheck protection program loan, net	$150,299,000	$207,153,000
Line of credit, net	72,106,000	—
Accounts payable and accrued expenses	18,530,000	13,849,000
Indemnification Liability	2,000,000	2,000,000
Security deposits	185,000	166,000
Deferred revenue	101,000	155,000
Total liabilities	243,221,000	223,323,000

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of June 30, 2022 and December 31, 2021)	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of June 30, 2022 and December 31, 2021)	—	—
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,762,375 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Warrants issued and outstanding – 1,702,128 warrants as of June 30, 2022 and December 31, 2021, respectively	3,319,000	3,319,000
Additional paid-in capital	194,676,000	196,176,000
Accumulated deficit	(104,541,000)	(101,049,000)
Total Mobile Infrastructure Corporation Stockholders’ Equity	93,454,000	98,446,000
Non-controlling interest	102,986,000	107,378,000
Total equity	196,440,000	205,824,000
Total liabilities and equity	$439,661,000	$429,147,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Base rent income	$2,122,000	$3,062,000	$4,173,000	$6,285,000
Management income	427,000	663,000	427,000	1,004,000
Percentage rent income	4,856,000	93,000	9,185,000	240,000
Total revenues	7,405,000	3,818,000	13,785,000	7,529,000

Operating expenses
Property taxes	1,844,000	1,173,000	3,680,000	2,302,000
Property operating expense	731,000	274,000	1,568,000	556,000
General and administrative	1,882,000	1,428,000	3,388,000	2,860,000
Professional fees, net of reimbursement of insurance proceeds	532,000	56,000	1,562,000	1,830,000
Organizational and offering costs	1,567,000	—	2,525,000	—
Depreciation and amortization	2,021,000	1,258,000	3,988,000	2,516,000
Total operating expenses	8,577,000	4,189,000	16,711,000	10,064,000

Other income (expense)
Interest expense	(3,168,000)	(2,092,000)	(5,707,000)	(4,296,000)
PPP loan forgiveness	328,000	348,000	328,000	348,000
Other Income	15,000	—	30,000	—
Total other income (expense)	(2,825,000)	(1,744,000)	(5,349,000)	(3,948,000)
Net loss	(3,997,000)	(2,115,000)	(8,275,000)	(6,483,000)
Less net loss attributable to non-controlling interest	(2,311,000)	(10,000)	(4,783,000)	(10,000)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(1,686,000)	$(2,105,000)	$(3,492,000)	$(6,473,000)

Preferred stock distributions declared - Series A	(54,000)	(54,000)	(108,000)	(108,000)
Preferred stock distributions declared - Series 1	(696,000)	(696,000)	(1,392,000)	(1,392,000)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(2,436,000)	$(2,855,000)	$(4,992,000)	$(7,973,000)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.31)	$(0.37)	$(0.64)	$(1.03)
Weighted average common shares outstanding, basic and diluted	7,762,375	7,739,952	7,762,375	7,735,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX months ended JUNE 30, 2022 and 2021

(UNAUDITED)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2021	42,673	$—	7,762,375	$—	$3,319,000	$196,176,000	$(101,049,000)	$107,378,000	$205,824,000
Distributions – Series A	—	—	—	—	—	(54,000)	—	—	(54,000)
Distributions – Series 1	—	—	—	—	—	(696,000)	—	—	(696,000)
Net loss	—	—	—	—	—	—	(1,806,000)	(2,472,000)	(4,278,000)
Balance, March 31, 2022	42,673	$—	7,762,375	$—	$3,319,000	$195,426,000	$(102,855,000)	$104,906,000	$200,796,000

Equity based payments	—	—	—	—	—	—	—	391,000	391,000
Distributions – Series A	—	—	—	—	—	(54,000)	—	—	(54,000)
Distributions – Series 1	—	—	—	—	—	(696,000)	—	—	(696,000)
Net loss	—	—	—	—	—	—	(1,686,000)	(2,311,000)	(3,997,000)
Balance, June 30, 2022	42,673	$—	7,762,375	$—	$3,319,000	$194,676,000	$(104,541,000)	$102,986,000	$196,440,000

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2020	42,673	$—	7,727,696	$—	$198,769,000	$(89,985,000)	$2,034,000	$110,818,000
Stock Awards	—	—	12,255	—	144,000	—	—	144,000
Distributions – Series A	—	—	—	—	(54,000)	—	—	(54,000)
Distributions – Series 1	—	—	—	—	(696,000)	—	—	(696,000)
Net loss	—	—	—	—	—	(4,368,000)	—	(4,368,000)
Balance, March 31, 2021	42,673	$—	7,739,951	$—	$198,163,000	$(94,353,000)	$2,034,000	$105,844,000

Distributions – Series A	—	—	—	—	(54,000)	—	—	(54,000)
Distributions – Series 1	—	—	—	—	(696,000)	—	—	(696,000)
Net loss	—	—	—	—	—	(2,105,000)	(10,000)	(2,115,000)
Balance, June 30, 2021	42,673	$—	7,739,951	$—	$197,413,000	$(96,458,000)	$2,024,000	$102,979,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(8,275,000)	$(6,483,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,988,000	2,516,000
Amortization of loan costs	686,000	149,000
PPP Forgiveness	(328,000)	(348,000)
Amortization of right of use lease asset	—	57,000
Equity based payments	391,000	—
Changes in operating assets and liabilities
Due to/from related parties	—	18,000
Construction in progress	—	(134,000)
Accounts payable	3,181,000	758,000
Right of use lease liability	—	(57,000)
Security deposits	19,000	16,000
Other assets	(13,000)	99,000
Deferred revenue	(54,000)	(41,000)
Accounts receivable	1,537,000	111,000
Prepaid expenses	132,000	1,259,000
Net cash provided by (used in) operating activities	1,264,000	(2,080,000)
Cash flows from investing activities:
Building improvements	(1,271,000)	—
Capitalized technology	(90,000)	—
Purchase of investment in real estate	(17,513,000)	—
Net cash used in investing activities	(18,874,000)	—
Cash flows from financing activities
Proceeds from line of credit	73,700,000	—
Proceeds from notes payable	—	2,473,000
Payments on notes payable	(56,760,000)	(1,348,000)
Loan fees	(2,046,000)	(21,000)
Net cash provided by financing activities	14,894,000	1,104,000
Net change in cash and cash equivalents and restricted cash	(2,716,000)	(976,000)
Cash and cash equivalents and restricted cash, beginning of period	16,696,000	7,895,000
Cash and cash equivalents and restricted cash, end of period	$13,980,000	$6,919,000

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$11,805,000	$4,235,000
Restricted cash at beginning of period	4,891,000	3,660,000
Cash and cash equivalents and restricted cash at beginning of period	$16,696,000	$7,895,000

Cash and cash equivalents at end of period	$8,623,000	$2,834,000
Restricted cash at end of period	5,357,000	4,085,000
Cash and cash equivalents and restricted cash at end of period	$13,980,000	$6,919,000
Supplemental disclosures of cash flow information:
Interest Paid	$5,021,000	$4,171,000
Non-cash investing and financing activities:
Dividends declared not yet paid	$1,500,000	$1,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company owned 45 parking facilities in 23 separate markets throughout the United States, with a total of 15,818 parking spaces and approximately 5.5 million square feet.  The Company also owns approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

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

On August 25, 2021, the closing of the Transaction occurred (the “Closing”). As a result of the Transaction, the Company acquired three multi-level parking garages consisting of approximately 765 and 1,625 parking spaces located in Cincinnati Ohio and approximately 1,154 parking spaces located in Chicago, Illinois totaling approximately 1,201,000 square feet. In addition to the parking garages contributed, proprietary technology was contributed to the Company, which will provide management real-time information on the performance of assets. Pursuant to the Closing, the Operating Partnership issued 7,495,090 newly issued common units of the Operating Partnership (the “OP Units”) at $11.75 per unit for total consideration of $84.1 million, net of transaction costs. The consideration received consisted of $35.0 million of cash, three parking assets with a fair value of approximately $98.9 million (“Contributed Interests”) and technology with a fair value of $4.0 million. The Company also assumed long-term debt with a fair value of approximately $44.5 million. In addition, the Company issued warrants to Color Up to purchase up to 1,702,128 shares of Common Stock at an exercise price of $11.75 for an aggregate cash purchase price of up to $20 million. The fair value of the warrants recorded as of the Closing was approximately $3.3 million. Transaction expenses not directly related to the acquisition of the Contributed Interests or issuance of OP Units of approximately $12.2 million and the settlement of the deferred management internalization liability of $10.0 million were recorded in transaction expenses and settlement of deferred management internalization, respectively, in the Statement of Operations.

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

The following schedule sets forth how the consideration exchanged in the Transaction was allocated among the various assets acquired and liabilities acquired or settled.

Assets acquired and liabilities assumed

Investment in real estate	$98,919,000
Intangibles - technology	4,000,000
Cash	35,000,000
Long-term debt	(44,533,000)
Indemnification liability	(2,000,000)
Total assets acquired and liabilities assumed	$91,386,000
OP Units (1)	88,067,000
Warrants	3,319,000
Total consideration	$91,386,000

(1) Represents the value of the 7,495,090 OP Units issued at $11.75 per unit, excluding associated transaction costs of approximately $4.0 million.

Pending Merger

On May 27, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and between the Company and Mobile Infrastructure Trust, a Maryland real estate investment trust ("MIT"), which is 100% owned by Bombe Asset Management LLC ("Bombe"), an Ohio limited liability company owned by Mr. Chavez and Ms. Hogue. Pursuant to the terms of the Merger Agreement, the Company will merge with and into MIT, with MIT continuing as the surviving entity resulting from the merger. The merger and the transactions contemplated by the Merger Agreement are referred to herein collectively as the "Merger."

Prior to the Merger, MIT expects to undertake an initial public offering (the "MIT IPO") of its common shares of beneficial interest, $0.0001 par value per share (“MIT Common Shares”), which is expected to close at least one business day prior to the effective time of the Merger. The closing of the MIT IPO is a condition to the closing of the Merger. The size and price range for the MIT IPO have yet to be determined. The MIT IPO is subject to the completion of the review process of the U.S. Securities and Exchange Commission and to market and other conditions; therefore, the expected date of completion of the MIT IPO and the closing date of the Merger have not yet been determined.

The Merger is expected to be accounted for as a reverse recapitalization of the Company contemporaneous with the initial public offering of the MIT Common Shares. Under this method of accounting, MIT will be treated as the “acquiree” and the Company is treated as the acquirer for financial statement reporting purposes under principles generally accepted in the United States ("GAAP"). Accordingly, for accounting purposes, the Merger will be treated as the equivalent of the Company issuing stock for the net assets of MIT, accompanied by a recapitalization with a contemporaneous initial public offering of the MIT Common Shares. The net assets of the Company will be stated at historical cost, with no incremental goodwill or other intangible assets recorded.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying condensed consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with GAAP for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) ASC, and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. There were no significant changes to our significant accounting policies during the six months ended June 30, 2022, except for those disclosed below. For a full summary of our accounting policies, refer to our 2021 Annual Report on Form 10-K as originally filed with the SEC on March 30, 2022.

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

Concentration

The Company had fourteen and thirteen parking tenants/operators during the six months ended June 30, 2022 and 2021, respectively. One tenant/operator, SP + Corporation (Nasdaq: SP) (“SP+”), represented 59.4% and 63.3% of the Company’s revenue, excluding retail revenue, for the six months ended June 30, 2022 and 2021, respectively. Premier Parking Service, LLC represented 13.3% of the Company’s revenue, excluding retail revenue, for each of the six months ended June 30, 2022 and 2021.

In addition, the Company had concentrations in Cincinnati (19.1% and 8.1%), Detroit (12.7% and 19.0%), Chicago (8.8% and 0.0%), and Houston (7.8% and 11.7%) based on gross book value of the real estate the Company owned, as of  June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022, 61.7% of the Company’s outstanding accounts receivable balance was with SP+. For the six months ended June 30, 2021, 25.4%, 23.6% and 13.0% of the Company’s outstanding accounts receivable balance was with SP+, Premier Parking Service, LLC and ABM Parking Services Inc., respectively.

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

Immaterial Correction

The Company determined that the reimbursable property tax related to certain of its properties should have been recorded on a gross basis in the Statement of Operations. An adjustment has been made to the Consolidated Statements of Operations for the three and six months ended June 30, 2021. Property taxes and rental revenue were both increased by $255,000 and $510,000 for the three and six months ended June 30, 2021, respectively, to properly report property tax expense and tenant reimbursement of property tax expense on a gross basis in accordance with ASC 842.  This correction had no effect on the reported results of operations.

Reportable Segments

Our principal business is the ownership and operation of parking facilities. We do not distinguish our principal business, or group our operations, by geography or size for purposes of measuring performance. Accordingly, we have presented our results as a single reportable segment.

Stock-based Compensation

Stock-based compensation for equity awards is based on the grant date fair value of the equity awards and is recognized over the requisite service or performance period. Forfeitures are recognized as incurred. Certain equity awards are subject to vesting based upon the satisfaction of various service, market, or performance conditions.

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

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of June 30, 2022, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note D – Acquisitions and Dispositions of Investments in Real Estate

2022

The following table is a summary of the parking asset acquisitions during the six months ended June 30, 2022.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Purchase Price
222 Sheridan Bricktown Garage LLC	Oklahoma City, OK	6/7/2022	Garage	555	0.64	15,628	$17,513,000

The following table is a summary of the allocated acquisition value of the property acquired by the Company during the six months ended June 30, 2022.

	Assets
	Land and Improvements	Building and improvements	In-Place Lease Value	Total assets acquired
222 Sheridan Bricktown Garage LLC (a)	$1,314,000	$16,020,000	$179,000	$17,513,000
	$1,314,000	$16,020,000	$179,000	$17,513,000

a.	The in-place lease asset has a life of 5 years and is included in intangible assets on the consolidated balance sheet.

2021

The following table is a summary of the parking asset acquisitions for the year ended December 31, 2021.

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Purchase Price
1W7 Carpark, LLC	Cincinnati, OH	8/25/2021	Garage	765	1.21	18,385	$32,122,000
222W7, LLC	Cincinnati, OH	8/25/2021	Garage	1,625	1.84	—	$28,314,000
322 Streeter, LLC	Chicago, IL	8/25/2021	Garage	1,154	2.81	—	$38,483,000
2nd Street, LLC	Miami, FL	9/9/2021	Contract	118	N/A	—	$3,253,000
Denver 1725 Champa Street Garage	Denver, CO	11/3/2021	Garage	450	0.72	—	$16,274,000

The following table is a summary of the allocated acquisition value of all properties acquired by the Company for the year ended December 31, 2021.

	Assets
	Land and Improvements	Building and improvements	In-Place Lease Value	Contract Value	Total assets acquired
1W7 Carpark (a)	$2,995,000	$28,819,000	$308,000	$-	$32,122,000
222W7	4,391,000	23,923,000	—	—	28,314,000
322 Streeter	11,387,000	27,096,000	—	—	38,483,000
2nd Street (a)	93,000	—	—	3,160,000	3,253,000
Denver 1725 Champa Street Garage	7,414,000	8,860,000	—	—	16,274,000
	$26,280,000	$88,698,000	$308,000	$3,160,000	$118,446,000

a.

The value of in-place lease assets and the 2nd Street contract are included in intangible assets on the consolidated balance sheet. The life of the in-place lease at 1W7 is 5 years. The life of the contract at 2nd Street is indefinite.

There were no dispositions of investments in real estate or properties held for sale as of June 30, 2022 and December 31, 2021.

Note E — Related Party Transactions and Arrangements

Two of the Company’s Cincinnati assets, 1W7 Carpark and 222W7, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Company’s CEO. The Company’s CEO is neither an owner nor beneficiary of Park Place Parking. Park Place Parking has been operating these assets for four and three years, respectively. Both assets were acquired with their management agreements in place and at the same terms under which they were operating prior to the Transaction. As of June 30, 2022, the Company recorded a balance of approximately $150,000 from Park Place Parking which is included in accounts receivable on the consolidated balance sheet and has been paid within terms of the lease agreement.

The Company has an investment in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). Pursuant to the Closing, the Former Advisor and Mr. Shustek, were replaced as manager of MVP Parking, DST, LLC, the entity that manages MVP St. Louis, by the Company's CEO.

During 2021, VRMI and VRMII acquired $11.5 million of outstanding notes payable the Company had with various lenders. As of  June 30, 2022, these notes payable are included in notes payable and paycheck protection program loan on the consolidated balance sheet. Interest expense of $0.2 million and $0.4 million is included on consolidated statement of operations for the three and six months ended June 30, 2022, respectively. There is no interest expense related to the VRMI and VRMII notes payable in the three and six months ended June 30, 2021. See Note P for additional information.

On May 27, 2022, the Company entered into the Merger Agreement by and between the Company and MIT. Pursuant to the terms of the Merger Agreement, the Company will merge with and into MIT, with MIT continuing as the surviving entity resulting from the Merger. Prior to the Merger, MIT expects to undertake the MIT IPO of its MIT Common Shares, which is expected to close at least one business day prior to the effective time of the Merger. The closing of the MIT IPO is a condition to the closing of the Merger. The size and price range for the MIT IPO have yet to be determined. The MIT IPO is subject to the completion of the review process of the U.S. Securities and Exchange Commission and to market and other conditions; therefore, the expected date of completion of the MIT IPO and the closing date of the Merger has have not yet been determined.

In March 2022, the Company entered into an agreement with MIT, an affiliate of Bombe, requiring the Company to be allocated, bear and (where practicable) pay directly certain costs and expenses related to the Merger and MIT IPO.  During the three and six months ended June 30, 2022, the Company incurred costs of approximately $1.6 million and $2.5 million, respectively, pursuant to this agreement. Such amounts are included in organizational and offering costs on the consolidated statement of operations.

In May 2022, the Company entered into a lease agreement with ProKids, an Ohio not-for-profit. An immediate family member of the Company’s CEO is a member of the Board of Trustees and President-Elect of that organization.  ProKids leased 21,000 square feet of vacant unfinished commercial space in a 531,000 square foot building used primarily for parking rental in Cincinnati, Ohio for 120 months with no rent due to the Company throughout the lease term, other than a rental fee on parking spaces used by the ProKids staff. As of June 30, 2022, ProKids does not owe the Company rental income related to the lease agreement. No rental income from ProKids has been recognized during the six months ended June 30, 2022.

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

Note F — Stock-Based Compensation

On October 14, 2020, the Compensation Committee of the Board of Directors of the Company approved the award of non-restricted shares to the Company’s four independent directors and to the Company’s former chief financial officer, J. Kevin Bland. Total stock-compensation expense for the year ended December 31, 2020 was approximately $144,000. The non-restricted shares were issued by the Company on March 1, 2021 at a price of $11.75 per share. This price equals the net asset value of the Company, which was approved by the Board of Directors in January 2021. The shares awarded fully vested immediately upon issuance and these shares were not issued pursuant to the Company’s Long-Term Incentive Plan ("LTIP"). No share-based compensation awards were outstanding as of June 30, 2021.

On May 27, 2022, the Operating Partnership issued long-term incentive equity awards in the form of LTIP units of the Operating Partnership ("LTIP Units") to the Company's five independent directors in consideration for their accrued but unpaid director compensation fees. The LTIP Units will vest ratably in equal installments on each of the next three anniversaries of the grant date, subject to the director's continued employment, contractual or other service relationship with the Company or an affiliate of the Company on the vesting date. The grant date fair value was determined to be $15.47. Prior to the granting of the LTIP Units, the associated compensation was anticipated to be paid in cash, and as such, the expense was accrued as a liability in the condensed consolidated balance sheets. Upon vesting, the LTIP Units are redeemable in cash or shares, at the option of the holder. As a result, the LTIP Units are classified as a liability within accounts payable and accrued expenses in the condensed consolidated balance sheet as of June 30, 2022.

The following table sets forth unvested LTIPs from January 1, 2022 through June 30, 2022:

	As of June 30, 2022
	Number of Unvested Shares of LTIPs	Weighted Avg Grant FV Per Share
Balance - January 1, 2022	—	$—
Granted	9,686	15.47
Vested	—	—
Forfeited	—	—
Total unvested LTIPs	9,686	$15.47

On May 27, 2022, the Operating Partnership granted an aggregate of 1,500,000 Performance Units of the Operating Partnership (“PUs”) to the executive officers of the Company pursuant to performance unit award agreements entered into with respect to the PUs. The PUs vest, subject to the continued employment of the executive officers, upon the achievement of a 50% market condition and a 50% performance condition. The performance period for the market and performance conditions are May 27, 2022 through December 31, 2025 and May 27, 2022 through December 31, 2027, respectively, subject to the executive's continued performance of the services of the Company, the Operating Partnership or an affiliate. No PUs were vested as of June 30, 2022. Market condition PUs are recorded at fair value using a Monte Carlo simulation for the future stock prices of the Company and its corresponding peer group. A fair value of $8.95 was determined for the PUs subject to a market condition. The PUs subject to a performance condition will vest if the Company's adjusted funds from operations ("AFFO") per share of common stock is at least $1.25 for four consecutive quarters prior to the fourth quarter of 2025 and then for an additional four consecutive quarters prior to December 31, 2027. These PUs were deemed not probable of achievement as of June 30, 2022. The probability of achievement of the performance condition will continue to be monitored throughout the performance period.

PUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the executive ceases to be an employee of the Company, the Operating Partnership or an affiliate prior to vesting of the award. Each vested PU is entitled to receive a dividend equivalent payment equal to the dividend paid on the number of shares of common units issued. Each unvested PU is entitled to receive 10% of the distributions payable on common units. The amortization of compensation costs for the awards of PUs are included in general and administrative expenses in the accompanying consolidated statements of operations and amount to $391,000 for the period ended June 30, 2022. The remaining unrecognized compensation cost of approximately $6.3 million for PUs is expected to be recognized over the derived service period of 1.57 years as of June 30, 2022.

The following table sets forth unvested PUs from January 1, 2022 through June 30, 2022:

	As of June 30, 2022
	Number of Unvested Shares of PUs	Weighted Avg Grant FV Per Share
Balance - January 1, 2022	—	$—
Granted	1,500,000	12.21
Vested	—	—
Forfeited	—	—
Total unvested PUs	1,500,000	$12.21

The weighted average grant date fair value per share of $8.95 is for 750,000 shares subject to the market condition. The weighted average grant date fair value per share of $15.47 is for 750,000 shares subject to the performance condition, which was deemed not probable of achievement as of June 30, 2022.

Note G - Intangible Assets

A schedule of the Company’s intangible assets and related accumulated amortization and accretion as of June 30, 2022 and December 31, 2021 is as follows:

	As of June 30, 2022		As of December 31, 2021
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Value of in-place leases	$2,564,000	$1,459,000	$2,398,000	$1,311,000
Value of lease commissions	165,000	93,000	152,000	82,000
Value of indefinite lived contract (1)	3,160,000	--	3,160,000	--
Value of technology	4,136,000	343,000	4,046,000	133,000
Total intangible assets	$10,025,000	$1,895,000	$9,756,000	$1,526,000

(1)  Indefinite-Lived in-place contract includes the 2nd Street, LLC property in Miami, FL acquired on November 3, 2021. Refer to Note D - Acquisitions and Dispositions of Investments in Real Estate.

Amortization of the acquired in-place leases and lease commissions are included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization expense associated with intangible assets totaled $370,000 and $148,000 for the six months ended June 30, 2022 and 2021, respectively, and $194,000 and $74,000 for the three months ended  June 30, 2022 and 2021, respectively.

A schedule of future amortization and accretion of acquired intangible assets for the six months ended June 30, 2022 and thereafter is as follows:

Six Months Ended June 30, 2022	Acquired in-place leases	Lease commissions	Technology
2022 (Remainder)	$157,000	$12,000	$221,000
2023	320,000	24,000	427,000
2024	303,000	21,000	427,000
2025	189,000	10,000	427,000
2026	107,000	4,000	427,000
Thereafter	29,000	1,000	1,864,000
	$1,105,000	$72,000	$3,793,000

Note H - Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. The Company includes the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants were antidilutive as a result of the net loss for the six months ended June 30, 2022 and therefore were excluded from the dilutive calculation. The Company includes unvested PUs as contingently issuable shares in the computation of diluted EPS once the market criteria is met, assuming that the end of the reporting period is the end of the contingency period. The Company had 150,000 additional performance units that were granted to our executive officers on May 27, 2022, which are considered antidilutive to the dilutive loss per share calculation for the six months ended June 30, 2022. See Note F for additional information. The Company did not have any additional dilutive shares resulting in basic loss per share equaling dilutive loss per share for the six months ended June 30, 2021.

The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Numerator:
Net loss attributable to MIC	$(2,436,000)	$(2,855,000)	$(4,992,000)	$(7,973,000)
Net loss attributable to participating securities	—	—	—	—
Net loss attributable to MIC common stock	$(2,436,000)	$(2,855,000)	$(4,992,000)	$(7,973,000)
Denominator:
Basic and dilutive weighted average shares of Common Stock outstanding	7,762,375	7,739,952	7,762,375	7,735,888
Diluted share equivalents outstanding	—	—	—	—
Dilutive weighted average shares of Common Stock outstanding	7,762,375	7,739,952	7,762,375	7,735,888
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.31)	$(0.37)	$(0.64)	$(1.03)

Note I — Notes Payable and Paycheck Protection Program Loan

As of June 30, 2022, the principal balances on notes payable are as follows:

Loan	Original Debt Amount	Monthly Payment	Balance as of 6/30/22	Lender	Term (in years)		Interest Rate	Loan Maturity
Corporate D&O Insurance (4)	$450,000	$38,000	$37,000	MetaBank	1		3.95%	7/31/2022
MVP Clarksburg Lot	$476,000	Interest Only	$476,000	Vestin Realty Mortgage I	1		7.00%	8/25/2022
MCI 1372 Street	$574,000	Interest Only	$574,000	Vestin Realty Mortgage I	1		7.00%	8/25/2022
MVP Milwaukee Old World	$771,000	Interest Only	$1,871,000	Vestin Realty Mortgage I	1		7.00%	8/25/2022
MVP Milwaukee Clybourn	$191,000	Interest Only	$191,000	Vestin Realty Mortgage I	1		7.00%	8/25/2022
MVP Wildwood NJ Lot, LLC	$1,000,000	Interest Only	$1,000,000	Vestin Realty Mortgage I	1		7.00%	8/25/2022
MVP Cincinnati Race Street, LLC	$2,550,000	Interest Only	$3,450,000	Vestin Realty Mortgage II	1		7.00%	8/25/2022
Minneapolis Venture	$2,000,000	Interest Only	$4,000,000	Vestin Realty Mortgage I	1		7.00%	8/25/2022
MVP Memphis Poplar (3)	$1,800,000	Interest Only	$1,800,000	LoanCore	5		5.38%	3/6/2024
MVP St. Louis (3)	$3,700,000	Interest Only	$3,700,000	LoanCore	5		5.38%	3/6/2024
1W7 Carpark, LLC and 222W7th Holdco, LLC	$339,000	$6,400	$140,000	FlashParking, Inc	5		5.00%	5/31/2024
Mabley Place Garage, LLC	$9,000,000	$44,000	$7,717,000	Barclays	10		4.25%	12/6/2024
322 Streeter Holdco LLC	$25,900,000	Interest Only	$25,683,000	American National Insurance Co.	5	*	3.50%	3/1/2025
MVP Houston Saks Garage, LLC	$3,650,000	$20,000	$3,007,000	Barclays Bank PLC	10		4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250,000	$29,000	$4,442,000	American National Insurance, of NY	10		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400,000	$23,000	$3,718,000	FBL Financial Group, Inc.	10		4.00%	8/1/2026
West 9th Properties II, LLC	$5,300,000	$30,000	$4,559,000	American National Insurance Co.	10		4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150,000	$73,000	$11,342,000	American National Insurance, of NY	10		4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500,000	$194,000	$27,944,000	Bank of America	10		5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380,000	$8,000	$1,287,000	KeyBank	10	*	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132,000	$24,000	$3,853,000	KeyBank	10	*	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999,000	$23,000	$3,729,000	KeyBank	10	*	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286,000	$2,000	$266,000	KeyBank	10	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142,000	$12,000	$1,998,000	KeyBank	10	*	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	$762,000	$4,000	$710,000	KeyBank	10	*	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682,000	Interest Only	$1,682,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454,000	Interest Only	$6,454,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627,000	Interest Only	$1,627,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820,000	Interest Only	$1,820,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671,000	Interest Only	$1,671,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057,000	Interest Only	$2,057,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938,000	Interest Only	$938,000	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
St Louis Cardinal Lot DST, LLC (5)	$6,000,000	Interest Only	$6,000,000	Cantor Commercial Real Estate	10	**	5.25%	5/31/2027
MVP Preferred Parking, LLC	$11,330,000	Interest Only	$11,330,000	Key Bank	10	**	5.02%	8/1/2027
Less unamortized loan issuance costs			$(774,000)
			$150,299,000

(1)	The Company issued a promissory note to KeyBank for $12.7 million secured by the pool of properties.
(2)	The Company issued a promissory note to Cantor Commercial Real Estate Lending, L.P. (“CCRE”) for $16.25 million secured by the pool of properties.
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

(4)	On September 30, 2021, the Company entered into a loan with Meta Bank to finance $337,500 of the Directors & Officers insurance policy premium. The loan matured on July 31, 2022.
(5)

Pursuant to the Closing of the Transaction, the Company recorded the $6.0 million loan with Cantor Commercial Real Estate upon the consolidation of its investment in MVP St. Louis Cardinal Lot, DST. See Note I for further information.

* 2 Year Interest Only

** 10 Year Interest Only

During April 2022, the Company received notification from the Small Business Administration stating that the round two paycheck protection program loan was forgiven in full in the amount of $328,000.

Reserve funds are generally required for repairs and replacements, real estate taxes, and insurance premiums.  Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits.  Borrowers for six of the Company’s loans totaling $58.6 million and seven loans totaling $96.0 million failed to meet loan covenants as of June 30, 2022 and December 31, 2021, respectively. As a result, these borrowers are subject to additional cash management procedures, which resulted in approximately $442,000 and $359,000 of restricted cash at  June 30, 2022 and  December 31, 2021, respectively. In order to exit these procedures, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures.

As of June 30, 2022, future principal payments on notes payable are as follows:

2022 (remainder)	12,833,000
2023	2,575,000
2024	15,308,000
2025	30,795,000
2026	22,630,000
Thereafter	66,932,000
Total	$151,073,000

Note J - Line of Credit

On March 29, 2022, the Company entered into a Credit Agreement (the "Credit Agreement") with KeyBanc Capital Markets, as lead arranger, and KeyBank, National Association, as administrative agent.  The Credit Agreement refinances the Company’s current loan agreements for certain properties. The Credit Agreement will provide for, among other things, a $75,000,000 revolving credit facility, maturing on April 1, 2023. The Credit Agreement may be extended to October 1, 2023 if no event of default is in existence upon receipt of written request 120 – 60 days prior to maturity date and payment of an extension fee pursuant to the terms of the Credit Agreement (the “Revolving Facility”). The Revolving Facility may be increased by up to an additional $75,000,000 provided that no event of default has occurred and is continuing and certain other conditions are satisfied.  Borrowings under the Revolving Facility bear interest at a SOFR benchmark rate or Alternate Base Rate, plus a margin of between 1.75% and 3.00%, with respect to SOFR loans, or 0.75% to 2.00%, with respect to base rate loans, based on the Company’s leverage ratio as calculated under the Credit Agreement. The Credit Agreement is secured by a pool of properties and requires compliance with certain financial covenants. The Credit Agreement also includes financial covenants that require the Company to (i) maintain a total leverage ratio not to exceed 65.0%, (ii) not to exceed certain fixed charge coverage ratios, and (iii) maintain a certain tangible net worth.

On April 15, 2022 the Company used proceeds from the Credit Agreement to pay a loan in full with LoanCore in the amount of $37.9 million. The loan had a maturity date of December 9, 2022 and was secured by a pool of six properties: MVP Raider Park Garage, LLC, MVP New Orleans Rampart, LLC, MVP Hawaii Marks Garage, LLC, MVP Milwaukee Wells, LLC, MVP Indianapolis City Park, LLC, and MVP Indianapolis WA Street, LLC.  On April 21, 2022 the Company also used proceeds from the Credit Agreement to pay two loans in full with Associated Bank in a combined amount of $18.2 million. The loans had maturity dates of May 1, 2022 and October 1, 2022 and were secured by properties 1W7 Carpark, LLC and 222W7th Holdco, LLC, respectively.  On June 6, 2022 the Company used additional proceeds of $17.6 million in the acquisition of 222 Sheridan Bricktown Garage LLC. Refer above to Note D - Acquisitions and Dispositions of Investments in Real Estate.  As of June 30, 2022, the Company had drawn $73.7 million of the available $75.0 million in the Credit Agreement.  For the three and six months ended June 30, 2022, the Company has paid approximately $2.0 million in loan fees.

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

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of the Company’s debt was approximately $219.3 million and $161.2 million as of June 30, 2022 and December 31, 2021, respectively, which is considered a Level 2 measurement.

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

Note L – Variable Interest Entities

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

In connection with the Closing, the former advisor of the Company, MVP Realty Advisors, LLC ("MVPRA”) transferred ownership of the Manager to Manuel Chavez, III, the Chief Executive Officer of the Company. This change in structure was deemed a reconsideration event and therefore the Company reevaluated whether it had control. Based on the Company's evaluation, the Company began consolidating the investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets and liabilities of approximately $12.0 million and approximately $6.2 million, respectively, as of August 25, 2021.  These assets and liabilities were recorded at fair value as of the date of consolidation, and a gain of $360,000 was recognized in the consolidated statement of operations.

Amounts related to MVP St. Louis included in the consolidated balance sheet are as follows:

June 30, 2022
(Unaudited)
ASSETS
Investments in real estate	$11,795,000
Cash	32,000
Cash – restricted	462,000
Accounts receivable	320,000
Prepaid expenses	13,000
Total assets	$12,622,000

LIABILITIES
Notes payable	$5,966,000
Accounts payable and accrued liabilities	326,000
Total liabilities	$6,292,000

Summarized Statements of Operations—Unconsolidated Real Estate Affiliates—Equity Method Investments

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Revenue	$183,000	$365,000
Expenses	(167,000)	(366,000)
Net income (loss)	$16,000	$(1,000)

Note M –Leases

The Company accounts for rental income and percentage rent income in accordance with ASC 842 - Leases. The majority of the Company’s leases are largely similar and the lease agreements generally contain similar provisions and features, without substantial variations. All leases are currently classified as operating leases. The following table summarizes the components of lease revenue recognized during the three and six months ended June 30, 2022 and 2021 included within the Company's Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease revenue	2022	2021	2022	2021
Fixed contractual payments	$1,766,000	$2,275,000	$3,514,000	$4,673,000
Variable lease payments	$5,203,000	$658,000	$9,839,000	$1,147,000
Straight-line rental income	$(9,000)	$34,000	$(5,000)	$81,000

Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of June 30, 2022, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows:

For the year ended,	Future lease payments due
2022 (Remainder)	$3,082,000
2023	$5,010,000
2024	$4,484,000
2025	$3,504,000
2026	$2,626,000
Thereafter	$523,000

Note N - Income Taxes

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

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  As a taxable C Corporation, the Company has evaluated its deferred tax assets for the six months ended June 30, 2022, which consist primarily of net operating losses and its investment in the Operating Partnership (as a result of the Closing). Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Due to the ongoing impact to the Company of the COVID-19 pandemic, the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the six months ended June 30, 2022. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its income statement in the period in which such changes in circumstances occur.

Note O - Equity

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

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $1,098,000 of which approximately $597,000 had been paid to Series A stockholders. As of June 30, 2022 and December 31, 2021, approximately $501,000 and $393,000 of Series A Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the consolidated balance sheet.

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

Each investor in the Series 1 offering received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s Common Stock if the Company’s Common Stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s Common Stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a Listing Event does not occur on or prior to the fifth anniversary of the final closing date of the Series 1 offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a Listing Event does occur on or before January 31, 2023, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a Listing Event. The Company engaged a third-party expert to value these warrants and the estimated value as of June 30, 2022 is immaterial. As of June 30, 2022, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s Common Stock after the 90th day following the occurrence of a Listing Event. If all the potential warrants outstanding at June 30, 2022 became exercisable because of a Listing Event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of Common Stock.

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series 1 Preferred Stock, however, such distributions will continue to accrue in accordance with the terms of the Series 1 Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $12.9 million of which approximately $6.4 million had been paid to Series 1 Preferred Stock stockholders. As of June 30, 2022 and December 31, 2021, approximately $6.5 million and $5.1 million of Series 1 Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the consolidated balance sheet.

Warrants

On August 25, 2021, in connection with the Closing, the Company entered into a warrant agreement (the “Warrant Agreement”) pursuant to which it issued to the Purchaser warrants to purchase up to 1,702,128 shares of Common Stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million (the “Common Stock Warrants”). Each whole Common Stock Warrant entitles the registered holder thereof to purchase one whole share of Common Stock at a price of $11.75 per share (the “Warrant Price”), subject to customary adjustments, at any time following a “Liquidity Event,” which is defined as an initial public offering and/or Listing of the Common Stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange. The Common Stock Warrants will expire five years after the date of the Warrant Agreement.

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

As of June 30, 2022, all outstanding warrants issued by the Company were classified as equity.

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

Securities Purchase Agreement

On November 2, 2021, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) by and among the Company, the Operating Partnership, and HS3 affiliated with Jeffrey Osher, a director of the Company, pursuant to which the Operating Partnership issued and sold to HS3 (a) 1,702,128 newly issued common units of limited partnership of the Operating Partnership (“OP Units”); and (b) 425,532 newly-issued Class A units of limited partnership of the Operating Partnership (“Class A Units”) which entitle HS3 to purchase up to 425,532 additional OP Units (the “Additional OP Units”) at an exercise price equal to $11.75 per Additional OP Unit, subject to adjustment as provided in the Class A Unit agreement, and HS3 paid to the Operating Partnership cash consideration of $20.0 million. The Company used proceeds from the Purchase Agreement for working capital purposes, including expenses related to the Purchase Agreement and the acquisition of two parking lots and related assets. The Additional OP Units are available to be exercised only upon completion of a liquidity event, as defined in the Purchase Agreement.

Convertible Noncontrolling Interests

As of June 30, 2022, the Operating Partnership had approximately 17.0 million Operating Partnership units outstanding. Under the terms of the Third Amended and Restated Limited Partnership Agreement, Operating Partnership Unit holders may elect to exchange Operating Partnership Units for shares of the Company’s Common Stock upon completion of a liquidity event. The Operating Partnership Units outstanding as of June 30, 2022 are classified as noncontrolling interests within permanent equity on our consolidated balance sheets. There were no outstanding convertible Operating Partnership Units as of June 30, 2022.

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

Note P - Subsequent Events

On July 5, 2022, VRMI merged with and into Suncrest Holdings, LLC (“Suncrest”), an entity managed by an entity majority owned and controlled by Michael Shustek, the Company’s former Chief Executive Officer. On July 11, 2022 Suncrest assigned and sold five of the six notes issued originally by VRMI to certain of the subsidiaries of the Company as described in Note I above (collectively, the “VRMI Notes”) to VRMII. As a result, the obligations of Company subsidiaries under the five VRMI Notes, including all repayment obligations, are now owed to VRMII. All of the loans evidenced by the VRMI Notes mature and are payable in full on August 25, 2022.

On July 18, 2022, affiliates of MacKenzie Capital Management, LP (the “Bidder”), launched an unsolicited “mini-tender” offer for up to 103,500 shares of the Company’s Common Stok, which represents approximately 1.33% of the outstanding shares of the Company’s Common Stock, and up to 1,070 shares of the Company’s Preferred Stock, which represents 2.51% of the outstanding shares of the Company’s Preferred Stock combined, each as of July 18, 2022.  On July 29, 2022, the Bidder announced the extension of the offering period for the “mini-tender” offer.  The Board does not endorse the Bidder’s unsolicited mini-tender offer and recommends that stockholders do not tender their shares to the Bidder.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and six months ended June 30, 2022 and 2021. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2021. As used herein, the terms "we," "our" and "us" refer to Mobile Infrastructure Corporation, and, as required by context, Mobile Infra Operating Partnership, L.P., formerly known as MVP REIT II Operating Partnership, LP, which the Company refers to as the "Operating Partnership," and to their subsidiaries.

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

The forward-looking statements included herein are based upon the Company’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

●	the fact that the Company has limited history, as the Company was formed in 2015;
●	the ability of Mobile Infrastructure Trust, a Maryland real estate investment trust (“MIT”), to consummate the initial public offering (the "MIT IPO") of its common shares of beneficial interest, $0.0001 par value per share and the Company’s and MIT’s ability to consummate the merger and the transactions contemplated by the Agreement and Plan of Merger (the "Merger Agreement") by and between the Company and MIT, which is 100% owned by Bombe Asset Management LLC, an Ohio limited liability company owned by Mr. Chavez and Ms. Hogue (the “Merger”) and realize the anticipated benefits of the MIT IPO and the Merger;
●	the Company’s ability to complete a liquidity event;
●	the Company’s ability to generate sufficient cash flows to pay distributions to the Company’s stockholders;
●	the impact on our business and those of our tenants from epidemics, pandemics or outbreaks of an illness, disease or virus (including COVID-19), including lockdowns and similar mandates;
●	the fact that the Company has experienced net losses since inception and may continue to experience additional losses;
●	changes in economic conditions generally and the real estate and debt markets specifically, including economic trends impacting parking facilities;
●	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	competitive factors that may limit the Company’s ability to make investments or attract and retain tenants;
●	the ability of leases under our New Lease Structure (as defined below) to provide increases in same property rental revenue as compared to our prior leases;
●	the Company’s ability to attain its investment strategy or increase the value of its portfolio;
●	the loss of key personnel could have a material adverse effect upon the Company's ability to conduct and manage the Company's business;
●	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
●	the Company’s ability to successfully integrate pending acquisitions and transactions and implement an operating strategy;
●	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in the Company’s portfolio;
●	the Company’s ability to act on its pipeline of acquisitions;
●	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
●	changes in interest rates;
●	the Company’s ability to negotiate amendments or extensions to existing debt agreements;
●	the Company’s loss of REIT status and ability to remediate its loss of REIT status under U.S. federal income tax law;
●	potential adverse impacts from changes to the U.S. tax laws; and
●	changes to generally accepted accounting principles, or GAAP.

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

Overview

The Company focuses on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. The Company targets both parking garage and surface lot properties primarily in top 50 U.S. Metropolitan Statistical Areas ("MSAs"), with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts.

As of June 30, 2022, the Company owned 45 parking facilities in 23 separate markets throughout the United States, with a total of 15,818 parking spaces and approximately 5.5 million square feet. As of June 30, 2022, the Company also owned approximately 0.2 million square feet of commercial space adjacent to its parking facilities. The Company owns substantially all of its assets and conducts its operations through the Operating Partnership.

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

On May 27, 2022, the Company and MIT entered into the Merger Agreement pursuant to which, at the effective time, the Company will merge with and into MIT, with MIT continuing as the surviving entity resulting from the merger. The merger and the transactions contemplated by the Merger Agreement are referred to herein collectively as the "Merger." See Note A - Organization and Business Operations in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for further information regarding the Merger.

Objectives

The Company closed on the Transaction on August 25, 2021, which resulted in a new management team. In addition, as of December 3, 2021, Ms. Hogue was appointed Interim Chief Financial Officer of the Company. Over the next twelve months management will be focused predominantly on the following:

•	Identifying paths for remediation of REIT status, which is desirable as the Company moves towards a potential liquidity event;
•	Working with the third-party operators to optimize the performance of the Company's parking facilities and other assets to move towards cash flow positivity;
•	Reducing corporate overhead to move the Company towards profitability; and
•	Pursuing options for refinancing the near-term debt maturities.

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

The Company’s investment strategy has historically focused primarily on acquiring, owning and leasing parking facilities, including parking lots, parking garages and other parking structures throughout the United States. The Company has historically focused primarily on investing in income-producing parking lots and garages with air rights in MSAs. In expanding the Company’s portfolio, the Company will seek geographically diverse investments that address multiple key demand drivers and demonstrate consistent consumer use that are expected to generate positive cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following key demand drivers:

•	Commerce
•	Events and venues
•	Government and institutions
•	Hospitality
•	Multifamily central business districts

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

The Company works closely with our current tenants to understand the return to each individual market, both as the Company considers the key demand drivers of the Company’s current assets, as well as new assets that the Company may consider acquiring as part of our investment strategy. The Company's deep relationships with key tenants help facilitate collaboration with respect to our portfolio.

The Company is focused on acquiring properties that are expected to generate positive cash flow, located in populated MSAs and expected to produce income within 12 months of the properties’ acquisition. The Company intends to acquire under-managed parking facilities and collaborate with its tenants to implement a tailored, value-add approach that includes fostering the implementation of identified value levers and mitigating risk exposure, while fostering local business relationships to derive market knowledge and connectivity.

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

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected the Company's operating results, including:

The COVID-19 Pandemic

The ongoing COVID-19 pandemic has significantly adversely impacted global economic activity, contributing to significant volatility. The return to normalized movement within and between states and cities is relatively uneven among markets and industries, which has impacted the performance of our assets, as many of the Company’s properties are located in urban centers, near government buildings, entertainment centers, or hotels. While the employment level in the United States has nearly returned to 2019 levels, many companies continue to deploy a work-from-home or hybrid remote strategy for employees. We anticipate that a hybrid work structure for traditional central business district office workers will be the normalized state going-forward. This has impacted the performance of many of our assets that have office exposure and underscores the importance of a multi-key demand driver strategy in repositioning current and/or acquiring new assets. During 2020 and 2021, many state and local governments restricted public gatherings and implemented social distancing measures, which has, in some cases, eliminated or severely reduced the demand for parking. State governments and other authorities have been increasingly lifting or modifying some of these measures, which will encourage greater movement around and between cities. Should COVID-19 restrictions be reinstated, the Company’s rental revenue may continue to be adversely affected by the COVID-19 pandemic and may be further materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where the Company’s parking facilities are situated to other locations. In particular, a majority of the Company’s property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking. However, we see increasing demand for multi-use assets that have exposure to entertainment and sporting venues or have exposure to driving travel through hotel relationships. As restrictions continue to lift across the United States, we anticipate a return to normal, in particular a return to driving vacations, which may positively impact the longer-term outlook of central business districts.

The COVID-19 pandemic has had, and may continue to have, a material adverse effect on the Company's business, financial condition, results of operations, cash flows, liquidity and ability to satisfy debt service obligations, and its duration and ultimate lasting impact is unknown. The Company's business, financial condition, results of operations, cash flows, liquidity and ability to satisfy debt service obligations may continue to be negatively impacted as a result of the COVID-19 pandemic and may remain at depressed levels compared to pre-COVID-19 pandemic levels for an extended period.

The Company's 2020 and 2021 annual financial results were more severely impacted by the COVID-19 pandemic in comparison with the financial results during the first six months of 2022. In response to the COVID-19 pandemic, the Company entered into certain lease amendments and new lease agreements with tenants and operators during 2020. Under these lease amendments and agreements, the tenants operated parking facilities on the Company's behalf and paid their operating expenses from gross parking revenue and was required to remit an agreed upon percentage of the remainder to the Company instead of base rent payments. Revenues from these properties were recorded as management income, which did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for its taxable year ended December 31, 2020. Accordingly, the Company did not qualify as a REIT in 2020 and has been taxed as a C corporation beginning with its taxable year ended December 31, 2020. The Company converted these lease amendments and new lease agreements to the New Lease Structure as defined below, and does not expect to recognize any management income from the New Lease Structure described below going forward.

Fuel Prices

Increased fuel prices may adversely affect the Company's operating environment and costs. Fuel prices have a direct impact on the ability and frequency of consumers to engage in activities related to transportation. Increases in the price of fuel may result in higher transportation costs and adversely affect consumer use at the Company's parking garages. Increases in fuel costs also can lead to other non-recoverable, direct expense increases to the Company through, for example, increased costs of energy. Increases in energy costs for the Company's tenants are typically recovered from lessees, although the Company's share of energy costs increases as a result of lower occupancies, and higher operating cost reimbursements impact the ability to increase underlying rents. Rising fuel prices also may increase the cost of construction and the cost of materials that are petroleum-based, thus affecting the development of the Company's existing assets or tenants' ongoing development projects.

The Company's 2020 and 2021 annual financial results and the financial results for the six months ended June 30, 2022 were not impacted by the recent increase in fuel prices in the United States. The Company cannot predict the extent and duration of the increase in fuel prices or its economic impact. Further, the extent and strength of any economic recovery, and/or when fuel prices decline is uncertain and subject to various factors and conditions. As a result, the Company's results of operations and balance sheets may not be indicative of future operating results or of its future financial condition.

Results of Operations for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues
Base rent income	$2,122,000	$3,062,000	$(940,000)	(30.7)%
Management income	427,000	663,000	(236,000)	(35.6)%
Percentage rent income	4,856,000	93,000	4,763,000	5121.5%
Total revenues	$7,405,000	$3,818,000	$3,587,000	93.9%

Total Revenues

The $3,587,000 increase in revenues for the three months ended June 30, 2022, which includes reimbursement revenue, is primarily attributable to (1) an aggregate increase in base rent income and percentage rent income of $307,000 and $1,886,000, respectively, related to five parking facilities acquired in the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022 and (2) a decrease in base rent income and management income and an offsetting increase in percentage rent income as a result of the New Lease Structure, as defined below.

In 2021, the Company began amending certain leases to the New Lease Structure. Under this structure, tenants pay a base rent (typically $500 - $1,000 per month) and percentage rent equal to a designated percentage, typically ninety percent (90%), of the amount by which gross revenues at the property during any lease year exceed a negotiated base amount. The Company negotiates base rent, percentage rent, and the base amount used in the calculation of percentage rent based on economic factors applicable to the particular parking facility and geographic market. Under the New Lease Structure, the majority of the revenue earned is variable in nature and classified as percentage rent, whereas under the previous lease and management agreements in effect during 2021, the majority of revenue was classified as either base rent or management income. As of June 30, 2021, there were 15 properties on property management agreements that are now under the New Lease Structure resulting in monthly base rent and percentage rent in lieu of management income. As of June 30, 2022, 30 of the Company's leases, or 66.7%, are structured under the New Lease Structure.

The management income for the three months ended June 30, 2022 is attributable to operator collections for a management agreement that was converted into the New Lease Structure at the beginning of 2022.

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Operating expenses
Property taxes	$1,844,000	$1,173,000	$671,000	57.2%
Property operating expense	731,000	274,000	457,000	166.8%
General and administrative	1,882,000	1,428,000	454,000	31.8%
Professional fees	532,000	56,000	476,000	850.0%
Organizational and offering costs	1,567,000	—	1,567,000	100.0%
Depreciation and amortization expenses	2,021,000	1,258,000	763,000	60.7%
Total operating expenses	$8,577,000	$4,189,000	$4,388,000	104.8%

Property taxes

The $671,000 increase in property taxes during the three months ended June 30, 2022 compared to June 30, 2021 is attributable primarily to (1) approximately $664,000 related to new acquisitions, including the five properties acquired during the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022 and (2) the New Lease Structure, which increased the property tax burden on the Company as it is solely responsible for the property tax payments under the New Lease Structure.

See Note D – Acquisitions and Dispositions of Investments in Real Estate in Part I, Item 1–Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Property operating expense

The $457,000 increase in property operating expense during the three months ended June 30, 2022 compared to June 30, 2021 is attributable primarily to increased insurance, professional services related to engineering surveys and other operating expenses attributable to the five properties acquired during the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022.

See Note D – Acquisitions and Dispositions of Investments in Real Estate in Part I, Item 1–Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

General and administrative

The $454,000 increase in general and administrative expenses during the three months ended June 30, 2022 compared to June 30, 2021 is primarily attributable to an increase in payroll and related expenses of approximately $197,000, compensation costs for the performance units granted on May 27, 2022 of $391,000 and an increase in travel and other office related expenses of $180,000. This was partially offset by a decrease in corporate directors and officers insurance of $280,000.

Professional fees

Professional fees increased approximately $476,000 during the three months ended June 30, 2022 compared to June 30, 2021. The increase was primarily due to an increase in consulting and accounting fees of approximately $436,000 for the three months ended June 30, 2022 compared to the same period in the prior year.

Organizational and offering costs

During the three months ended June 30, 2022, the Company incurred approximately $1.6 million in organizational and offering costs in connection with the Merger primarily attributable to legal and accounting fees.

Depreciation and amortization expenses

The $763,000 increase in depreciation and amortization expenses during the three months ended June 30, 2022 compared to June 30, 2021 is due to the five properties acquired during the third and fourth quarters of 2021, the one property acquired during the second quarter of 2022, and the $4.0 million of technology acquired as a result of the Transaction.

See Note D – Acquisitions and Dispositions of Investments in Real Estate in Part I, Item 1–Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Other income (expense)
Interest expense	$(3,168,000)	$(2,092,000)	$(1,076,000)	51.4%
PPP loan forgiveness	328,000	348,000	(20,000)	(5.7)%
Other income	15,000	—	15,000	100.0%
Total other expense	$(2,825,000)	$(1,744,000)	$(1,081,000)	62.0%

Interest expense

The increase in interest expense of approximately $1.1 million during the three months ended June 30, 2022 compared to the same period in the prior year is primarily attributable to (1) the new loans assumed as part of the Transaction, (2) a previously unencumbered property included in the Credit Facility and (3) the acquisition of a new garage in the second quarter of 2022 financed under the Credit Facility. Total loan amortization cost for the three months ended June 30, 2022 and 2021, was approximately $134,000 and $72,000, respectively. Total line of credit amortization costs for the three months ended June 30, 2022 was approximately $452,000.

See Note I – Notes Payable and Paycheck Protection Program Loan and Note D – Acquisitions and Dispositions of Investments in Real Estate in Part I, Item 1- Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

PPP loan forgiveness

During May 2021, the Company received notification from the Small Business Administration ("SBA") stating that the first round paycheck protection program loan was forgiven in full in the amount of $348,000.

During April 2022, the Company received notification from the SBA stating that the second round paycheck protection program loan was forgiven in full in the amount of $328,000.

Results of Operations for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues
Base rent income	$4,173,000	$6,285,000	$(2,112,000)	(33.6)%
Management income	427,000	1,004,000	(577,000)	(57.5)%
Percentage rent income	9,185,000	240,000	8,945,000	3727.1%
Total revenues	$13,785,000	$7,529,000	$6,256,000	83.1%

Total Revenues

The $6,256,000 increase in revenues for the six months ended June 30, 2022, which includes reimbursement revenue, is primarily attributable to (1) an aggregate increase in base rent income and percentage rent income of $596,000 and $3,282,000, respectively, related to five parking facilities acquired in the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022 and (2) a decrease in base rent income and management income and an offsetting increase in percentage rent income as a result of the New Lease Structure.

In 2021, the Company began amending certain leases to the New Lease Structure. Under this structure, tenants pay a base rent (typically $500 - $1,000 per month) and percentage rent equal to a designated percentage, typically ninety percent (90%), of the amount by which gross revenues at the property during any lease year exceed a negotiated base amount. The Company negotiates base rent, percentage rent, and the base amount used in the calculation of percentage rent based on economic factors applicable to the particular parking facility and geographic market. Under the New Lease Structure, the majority of the revenue earned is variable in nature and classified as percentage rent, whereas under the previous lease and management agreements in effect during 2021, the majority of revenue was classified as either base rent or management income. As of June 30, 2021, there were 15 properties on property management agreements that are now under the New Lease Structure resulting in monthly base rent and percentage rent in lieu of management income. As of June 30, 2022, 30 of the Company's leases, or 66.7%, are structured under the New Lease Structure.

The management income for the three months ended June 30, 2022 is attributable to operator collections for a management agreement that was converted into the New Lease Structure at the beginning of 2022.

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Operating expenses
Property taxes	$3,680,000	$2,302,000	$1,378,000	59.9%
Property operating expense	1,568,000	556,000	1,012,000	182.0%
General and administrative	3,388,000	2,860,000	528,000	18.5%
Professional fees	1,562,000	1,830,000	(268,000)	(14.6)%
Organizational and offering costs	2,525,000	—	2,525,000	100.0%
Depreciation and amortization expenses	3,988,000	2,516,000	1,472,000	58.5%
Total operating expenses	$16,711,000	$10,064,000	$6,647,000	66.0%

Property taxes

The $1,378,000 increase in property taxes during the six months ended June 30, 2022 compared to June 30, 2021 is attributable primarily to (1) approximately $1,320,000 related to new acquisitions, including the five properties acquired during the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022 and (2) the New Lease Structure, which increased the property tax burden on the Company as it is solely responsible for the property tax payments under the New Lease Structure.

See Note D – Acquisitions and Dispositions of Investments in Real Estate in Part I, Item 1–Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Property operating expense

The $1,012,000 increase in property operating expense during the six months ended June 30, 2022 compared to June 30, 2021 is attributable primarily to increased insurance, professional services related to engineering surveys and other operating expenses attributable to the five properties acquired during the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022.

See Note D – Acquisitions and Dispositions of Investments in Real Estate in Part I, Item 1–Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

General and administrative

The $528,000 increase in general and administrative expenses during the six months ended June 30, 2022 compared to June 30, 2021 is primarily attributable to an increase in payroll and related expenses of approximately $393,000, compensation costs for the performance units granted on May 27, 2022 of $391,000, and an increase in travel and other office related expenses of $379,000. This was partially offset by a decrease in corporate directors and officers insurance of $566,000 and a related refund of $50,000.

Professional fees

Professional fees decreased approximately $268,000 during the six months ended June 30, 2022 compared to June 30, 2021. The decrease was primarily due to the settlement of previously disclosed legal investigations. This was offset by an increase in consulting and accounting fees for the six months ended June 30, 2022 compared to the same period in the prior year.

See Note C — Commitments and Contingencies in Part I, Item 1- Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

Organizational and offering costs

During the six months ended June 30, 2022, the Company incurred approximately $2.5 million in organizational and offering costs in connection with the Merger primarily attributable to legal and accounting fees.

Depreciation and amortization expenses

The $1,472,000 increase in depreciation and amortization expenses during the six months ended June 30, 2022 compared to June 30, 2021 is primarily due to the five properties acquired during the third and fourth quarters of 2021, one property acquired during the second quarter of 2022, and the $4.0 million of technology acquired as a result of the Transaction.

See Note D – Acquisitions and Dispositions of Investments in Real Estate in Part I, Item 1–Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Other income (expense)
Interest expense	$(5,707,000)	$(4,296,000)	$(1,411,000)	32.8%
Other income	30,000	—	30,000	100.0%
PPP loan forgiveness	328,000	348,000	(20,000)	(5.7)%
Total other expense	$(5,349,000)	$(3,948,000)	$(1,401,000)	35.5%

Interest expense

The increase in interest expense of approximately $1.4 million during the six months ended June 30, 2022 compared to the same period in the prior year is primarily attributable to (1) the new loans assumed as part of the Transaction, (2) a previously unencumbered property included in the Credit Facility and (3) the acquisition of a new garage in the second quarter of 2022 financed under the Credit Facility. Total notes payable amortization costs for the six months ended June 30, 2022 and 2021, was approximately $234,000 and $149,000, respectively. Total line of credit amortization costs for the six months ended June 30, 2022 was approximately $452,000.

See Note I – Notes Payable and Paycheck Protection Program Loan and Note D – Acquisitions and Dispositions of Investments in Real Estate in Part I, Item 1- Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for additional information.

PPP loan forgiveness

During May 2021, the Company received notification from the SBA stating that the first round paycheck protection program loan was forgiven in full in the amount of $348,000.

During April 2022, the Company received notification from the SBA stating that the second round paycheck protection program loan was forgiven in full in the amount of $328,000.

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

The Company’s short-term and long-term liquidity needs will consist primarily of funds necessary for payments of indebtedness, acquisitions of assets, development of properties, and capital expenditures. Existing development activities expected to be completed in the near-term are expected to cost approximately $2.5 million.

Sources and Uses of Cash

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$1,264,000	$(2,080,000)
Net cash used in investing activities	$(18,874,000)	$—
Net cash provided by financing activities	$14,894,000	$1,104,000

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021:

The Company’s cash and cash equivalents and restricted cash were approximately $14.0 million as of June 30, 2022, which was an increase of approximately $7.1 million from the balance of $6.9 million as of June 30, 2021.

Cash flows from operating activities

Net cash provided by operating activities during the six months ended June 30, 2022 was approximately $1.3 million, compared to approximately $2.1 million used in operating activities for the six months ended June 30, 2021. The increase in cash provided by operating activities was primarily attributable to an increase in accounts payable resulting from increased organizational and offering costs related to the Merger.

Cash flows from investing activities

Net cash used in investing activities for the six months ended June 30, 2022 was approximately $18.9 million primarily attributable to the purchase of an additional real estate investment in the second quarter of 2022 as well as additions to building improvements and intangible assets. There was no cash used in or provided by investing activities during the six months ended June 30, 2021.

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 was approximately $14.9 million compared to approximately $1.1 million for the six months ended June 30, 2021. The increase in cash provided by financing activities was primarily attributable to proceeds from the Credit Facility of $73.7 million, including $17.6 million which was used in the acquisition of one property during the second quarter of 2022. This was partially offset by the repayment of $55.1 million of notes payable and an increase in loan fees resulting from the Credit Facility during the six months ended June 30, 2021.

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

The Credit Facility matures on April 1, 2023, as may be extended pursuant to the terms of the Credit Agreement. As of June 30, 2022, $73.7 million was outstanding under the Credit Facility.

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

On July 5, 2022, VRMI merged with and into Suncrest Holdings, LLC (“Suncrest”), an entity managed by an entity majority owned and controlled by Michael Shustek, the Company’s former Chief Executive Officer. On July 11, 2022, Suncrest assigned and sold five of the six notes issued originally by VRMI to certain of the subsidiaries of the Company as described in Note P - Subsequent Events - Part I, Item 1, Note I - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report above (collectively, the “VRMI Notes”) to VRMII. As a result, the obligations of Company subsidiaries under the five VRMI Notes, including all repayment obligations, are now owed to VRMII. All of the loans evidenced by the VRMI Notes mature and are payable in full on August 25, 2022.

Distributions and Stock Dividends

On March 22, 2018, the Company suspended the payment of distributions on its Common Stock. There can be no assurance that cash distributions to the Company’s common stockholders will be resumed in the future. The actual amount and timing of distributions, if any, will be determined by the Company’s board of directors in its discretion and typically will depend on various factors that the Company's board of directors deems relevant.

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

The Company did not repurchase any of its shares during the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company did not pay dividends on its shares of Common Stock and does not intend to pay dividends on its shares of Common Stock in 2022. No cash dividends can be made on the Common Stock until the preferred distributions are paid. See Note O – Equity in the notes to the consolidated financial statements included in Part I, Item 1 - Notes to the Consolidated Financial Statements of this Quarterly Report for additional information.

Dividend Reinvestment Plan

From inception through June 30, 2022, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its Common Stock pursuant to its Dividend Reinvestment Plan (“DRIP”) and issued 153,826 shares of its Common Stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital. On March 22, 2018, the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

Preferred Stock

On March 24, 2020, the Company’s board of directors unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock and Series 1 Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock and Series 1 Preferred Stock.

As of June 30, 2022 and 2021, approximately $501,000 and $286,000 of accrued and unpaid Series A Preferred Stock distributions, respectively, are included in accounts payable and accrued liabilities on the consolidated balance sheet.

As of June 30, 2022 and 2021, approximately $6.5 million and $3.7 million of accrued and unpaid Series 1 Preferred Stock distributions, respectively, are included in accounts payable and accrued liabilities on the consolidated balance sheet.

For additional information see Note O —Equity in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of the Company’s Preferred Stock.

Warrants

On August 25, 2021, in connection with the Closing, the Company entered into a warrant agreement (the “Warrant Agreement”) pursuant to which it issued warrants (the “Warrants”) to Color Up to purchase up to 1,702,128 shares of Common Stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million (the "Common Stock Warrants"). Each whole Common Stock Warrant entitles the registered holder thereof to purchase one whole share of Common Stock at a price of $11.75 per share (the “Warrant Price”), subject to customary adjustments, at any time following a “Liquidity Event,” which is defined as an initial public offering and/or Listing of the Common Stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange. The Common Stock Warrants will expire five years after the date of the Warrant Agreement.

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument.  Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made.  Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of June 30, 2022, all outstanding warrants issued by the Company were classified as equity.

See Note O - Equity in Part I, Item 1 - Notes to the Condensed Consolidated Financial Statements of this Quarterly Report for a discussion of preferred stocks and warrants.

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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the quarter ended June 30, 2022, our Chief Executive Officer ("CEO") and our Interim Chief Financial Officer ("CFO") evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As a result of this evaluation, our CEO and CFO concluded that the material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021, were still present as of June 30, 2022 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

The following remedial actions have been identified and initiated by the Company through June 30, 2022:

• The Company has hired a Chief Accounting Officer and will continue hiring and training additional accounting resources with appropriate levels of experience and reallocating responsibilities across the Company’s finance organization. This measure provides for segregation of duties and ensures that the appropriate level of knowledge and experience will be applied based on the risk and complexity of transactions and tasks under review.

• The Company will continue to educate control owners and enhance policies to ensure appropriate restrictions related to user access and privileged access are in place.

• The Company has provided access to accounting literature and research to enable the control owners in evaluating technical accounting pronouncements for certain transactions, in addition to utilizing third party resources when appropriate.

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

As the Company continues to evaluate and works to improve its internal control over financial reporting, the Company’s management may determine that additional or different measures to address control deficiencies or modifications to the remediation plan are necessary.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Common Shares NAV

The Company is undertaking an appraisal to establish an estimated NAV per share of the Company’s common stock. The Company expects to disclose the results thereof in the third or fourth quarters of 2022. Please see “Item 1A. Risk Factors— Risks Related to an Investment in the Company–Stockholders should not rely on the estimated NAV per share as being an accurate measure of the current value of our shares of Common Stock” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 6. EXHIBITS

2.1(7)	Agreement and Plan of Merger, dated as of May, 27, 2022, between Mobile Infrastructure Trust and Mobile Infrastructure Corporation
3.1(1)	Articles of Amendment and Restatement of THE PARKING REIT, Inc.
3.2(2)	Articles of Amendment of THE PARKING REIT, Inc.
3.3(5)	Articles of Amendment of MOBILE INFRASTRUCTURE CORPORATION
3.4(6)	Certificate of Correction to the Articles of Amendment and Restatement of Mobile Infrastructure Corporation
3.5(3)	Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.6(4)	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.7(5)	Amended & Restated Bylaws of MOBILE INFRASTRUCTURE CORPORATION.
10.1(*)(**)	Form of Performance Unit Award Agreement
10.2(*)	Form of LTIP Unit Award Agreement
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)

The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2022, formatted in iXBRL (inline extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.
**	Management compensatory agreement
(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015 and incorporated herein by reference.
(2)	Filed previously on Form 8-K on December 18, 2017 and incorporated herein by reference.
(3)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(4)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(5)	Filed previously on Form 8-K on November 12, 2021 and incorporated herein by reference.
(6)	Filed previously on Form 8-K on March 21, 2022 and incorporated herein by reference.
(7)	Filed previously on Form 8-K on May 31, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
Date:	August 15, 2022

By:	/s/ Stephanie Hogue
Stephanie Hogue
President and Interim Chief Financial Officer
Date:	August 15, 2022