Form 10-Q
period 2022-09-30
Mobile Infrastructure Corp
filed 2022-11-18
CIK 1642985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of November 16, 2022, the registrant had 7,762,375 shares of common stock outstanding.

PART I

ITEM 1.                FINANCIAL STATEMENTS

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of September 30, 2022	As of December 31, 2021
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$166,921	$166,224
Buildings and improvements	271,964	254,379
Construction in progress	585	89
Intangible assets	10,078	9,756
	449,548	430,448
Accumulated depreciation and amortization	(28,935)	(22,873)
Total investments in real estate, net	420,613	407,575

Fixed assets, net	207	61
Cash	5,862	11,805
Cash – restricted	6,721	4,891
Prepaid expenses	1,021	676
Accounts receivable, net	2,578	4,031
Other assets	64	108
Total assets	$437,066	$429,147
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$148,278	$207,153
Revolving credit facility, net	72,648	—
Accounts payable and accrued expenses	21,604	13,849
Indemnification Liability	1,905	2,000
Security deposits	97	166
Deferred revenue	372	155
Total liabilities	244,904	223,323

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of September 30, 2022 and December 31, 2021)	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of September 30, 2022 and December 31, 2021)	—	—
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,762,375 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Warrants issued and outstanding – 1,702,128 warrants as of September 30, 2022 and December 31, 2021, respectively	3,319	3,319
Additional paid-in capital	193,926	196,176
Accumulated deficit	(106,692)	(101,049)
Total Mobile Infrastructure Corporation Stockholders’ Equity	90,553	98,446
Non-controlling interest	101,609	107,378
Total equity	192,162	205,824
Total liabilities and equity	$437,066	$429,147

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Base rental income	$2,173	$3,285	$6,346	$9,570
Management income	—	1,290	427	2,294
Percentage rental income	6,245	1,203	15,430	1,443
Total revenues	8,418	5,778	22,203	13,307

Operating expenses
Property taxes	1,912	1,119	5,592	3,421
Property operating expense	501	338	2,069	894
General and administrative	2,455	1,805	5,843	4,665
Professional fees, net of reimbursement of insurance proceeds	525	413	2,087	2,243
Organizational, offering and other costs	2,168	—	4,693	—
Depreciation and amortization	2,137	1,437	6,125	3,953
Total operating expenses	9,698	5,112	26,409	15,176

Other income (expense)
Interest expense	(3,387)	(2,487)	(9,094)	(6,783)
Loss on sale of real estate	(52)	—	(52)	—
PPP loan forgiveness	—	—	328	348
Other income	123	5	153	5
Gain on consolidation of DST	—	360	—	360
Settlement of deferred management internalization	—	10,040	—	10,040
Transaction expenses	—	(12,224)	—	(12,224)
Total other income (expense)	(3,316)	(4,306)	(8,665)	(8,254)
Net loss	(4,596)	(3,640)	(12,871)	(10,123)
Less net loss attributable to non-controlling interest	(2,445)	(613)	(7,228)	(623)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(2,151)	$(3,027)	$(5,643)	$(9,500)

Preferred stock distributions declared - Series A	(54)	(54)	(162)	(162)
Preferred stock distributions declared - Series 1	(696)	(696)	(2,088)	(2,088)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(2,901)	$(3,777)	$(7,893)	$(11,750)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.37)	$(0.49)	$(1.02)	$(1.52)
Weighted average common shares outstanding, basic and diluted	7,762,375	7,739,951	7,762,375	7,737,257

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND nine months ended september 30, 2022 and 2021

(In thousands, unaudited)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2021	42,673	$—	7,762,375	$—	$3,319	$196,176	$(101,049)	$107,378	$205,824
Declared distributions – Series A	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,806)	(2,472)	(4,278)
Balance, March 31, 2022	42,673	$—	7,762,375	$—	$3,319	$195,426	$(102,855)	$104,906	$200,796

Equity based payments	—	—	—	—	—	—	—	391	391
Declared distributions – Series A	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,686)	(2,311)	(3,997)
Balance, June 30, 2022	42,673	$—	7,762,375	$—	$3,319	$194,676	$(104,541)	$102,986	$196,440

Equity based payments	—	—	—	—	—	—	—	1,068	1,068
Declared distributions – Series A	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(2,151)	(2,445)	(4,596)
Balance, September 30, 2022	42,673	$—	7,762,375	$—	$3,319	$193,926	$(106,692)	$101,609	$192,162

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2020	42,673	$—	7,727,696	$—	$—	$198,769	$(89,985)	$2,034	$110,818
Stock Awards	—	—	12,255	—	—	144	—	—	144
Declared distributions – Series A	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(4,368)	—	(4,368)
Balance, March 31, 2021	42,673	$—	7,739,951	$—	$—	$198,163	$(94,353)	$2,034	$105,844

Declared distributions – Series A	—	—	—	—		(54)	—	—	(54)
Declared distributions – Series 1	—	—	—	—		(696)	—	—	(696)
Net loss	—	—	—	—		—	(2,105)	(10)	(2,115)
Balance, June 30, 2021	42,673	$—	7,739,951	$—	$—	$197,413	$(96,458)	$2,024	$102,979

Issuance of OP Units	—	—	—	—	—	—	—	83,930	83,930
Issuance of warrants	—	—	—	—	3,319	—	—	—	3,319
Consolidation of DST	—	—	—	—	—	—	—	2,553	2,553
Declared distributions – Series A	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1	—	—	—	—	—	(696)	—	—	(696)
Net loss	--	—	—	—	—	—	(3,027)	(613)	(3,640)
Balance, September 30, 2021	42,673	$—	7,739,951	$—	$3,319	$196,663	$(99,485)	$87,894	$188,391

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(12,871)	$(10,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6,125	3,953
Amortization of loan costs	1,337	201
PPP loan forgiveness	(328)	(348)
Loss on sale of real estate	52	—
Amortization of right of use lease asset	—	57
Equity based payments	1,459	144
Income from or gain on consolidation of DST	—	(360)
Settlement of deferred management internalization	—	(10,040)
Changes in operating assets and liabilities
Due to/from related parties	—	18
Accounts payable	5,380	(1,985)
Indemnification liability	(95)	2,000
Right of use lease liability	—	(57)
Security deposits	(69)	16
Other assets	44	(17)
Deferred revenue	217	(140)
Accounts receivable	1,453	(564)
Prepaid expenses	(345)	1,419
Net cash provided by (used in) operating activities	2,359	(15,826)
Cash flows from investing activities:
Building improvements	(2,353)	(345)
Capitalized technology	(143)	—
Purchase of investment in real estate	(17,513)	(3,253)
Proceeds from sale of investment in real estate	650	—
Net cash used in investing activities	(19,359)	(3,598)
Cash flows from financing activities:
Proceeds from revolving credit facility	73,700	—
Proceeds from notes payable	—	3,867
Payments on notes payable	(58,189)	(5,575)
Issuance of OP Units	—	31,333
Loan fees	(2,624)	(24)
Net cash provided by financing activities	12,887	29,601
Net change in cash and cash equivalents and restricted cash	(4,113)	10,177
Initial consolidation of VIE	—	146
Cash and cash equivalents and restricted cash, beginning of period	16,696	7,895
Cash and cash equivalents and restricted cash, end of period	$12,583	$18,218

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$11,805	$4,235
Restricted cash at beginning of period	4,891	3,660
Cash and cash equivalents and restricted cash at beginning of period	$16,696	$7,895

Cash and cash equivalents at end of period	$5,862	$13,084
Restricted cash at end of period	6,721	5,134
Cash and cash equivalents and restricted cash at end of period	$12,583	$18,218

Supplemental disclosures of cash flow information:
Interest Paid	$7,258	$6,582
Non-cash investing and financing activities:
Dividends declared not yet paid	$2,250	$2,251
Consolidation of variable interest entities, net	$—	$3,181
Assumption of debt through acquisition	$—	$44,478
Acquisition of properties through OP units and warrants	$—	$55,916

The accompanying notes are an integral part of these consolidated financial statements

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022, the Company owned 44 parking facilities in 22 separate markets throughout the United States, with a total of 15,750 parking spaces and approximately 5.4 million square feet.  The Company also owns approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

The Company is the sole general partner of Mobile Infra Operating Partnership, L.P., formerly known as MVP REIT II Operating Partnership, LP, a Maryland limited partnership (the “Operating Partnership”). The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership, is the sole general partner of the Operating Partnership and owns approximately 45.8% of the common units of the Operating Partnership (the “OP Units”). Color Up, LLC, a Delaware limited liability company (“Color Up”) and HSCP Strategic III, LP, a Delaware limited partnership (“HS3”), are limited partners of the Operating Partnership and own approximately 44.2% and 10%, respectively, of the outstanding OP Units. Color Up is our largest stockholder and is controlled by the Company’s Chief Executive Officer and a director, Manuel Chavez, the Company’s President, Chief Financial Officer and a director, Stephanie Hogue, and a director of the Company, Jeffrey Osher. HS3 is controlled by Mr. Osher.

The Company previously elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and operated in a manner that allowed the Company to qualify as a REIT through December 31, 2019. As a consequence of lease modifications entered into during the COVID-19 pandemic, the Company earned income from a number of tenants that did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for its taxable year ended December 31, 2020. Accordingly, the Company did not qualify for taxation as a REIT in 2020 and continues to be taxed as a C corporation. As a C corporation, the Company is not required to distribute any amounts to its stockholders.

2021 Recapitalization

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

On August 25, 2021, the closing of the Transaction occurred (the “Closing”). As a result of the Transaction, the Company acquired three multi-level parking garages consisting of approximately 765 and 1,625 parking spaces located in Cincinnati Ohio and approximately 1,154 parking spaces located in Chicago, Illinois totaling approximately 1.2 million square feet. In addition to the parking garages contributed, proprietary technology was contributed to the Company, which provides management with real-time information on the performance of its assets. Pursuant to the Closing, the Operating Partnership issued 7,495,090 newly issued OP Units at $11.75 per unit for total consideration of $84.1 million, net of transaction costs. The consideration received consisted of $35.0 million of cash, the three parking assets with an estimated fair value of approximately $98.9 million (the “Contributed Interests”) and technology with an estimated fair value of $4.0 million. The Company also assumed long-term debt with an estimated fair value of approximately $44.5 million at Closing. In addition, the Company issued warrants to Color Up to purchase up to 1,702,128 shares of common stock, par value $0.0001 per share, of the Company (the "Common Stock") at an exercise price of $11.75 for an aggregate cash purchase price of up to $20 million. The estimated fair value of the warrants at Closing was approximately $3.3 million. Transaction expenses not directly related to the acquisition of the Contributed Interests or issuance of OP Units of approximately $12.2 million and the settlement of the deferred management internalization liability of $10.0 million were recorded in transaction expenses and settlement of deferred management internalization, respectively, in the consolidated statement of operations.

Management assessed the potential accounting treatment for the Transaction by applying Accounting Standards Codification (“ASC”) 805, Business Combinations and determined the Transaction did not result in a change of control. As a result, the three real estate assets and the technology platform acquired, described above, were accounted for by the Company as asset acquisitions in the financial statements, which required the recognition of assets and liabilities at acquired cost and reflect the capitalization of any transaction costs directly attributable to the asset acquisitions.

The following schedule sets forth how the consideration exchanged in the Transaction was allocated among the various assets acquired and liabilities assumed (dollars in thousands).

Investment in real estate	$98,919
Intangibles - technology	4,000
Cash	35,000
Long-term debt	(44,533)
Indemnification liability	(2,000)
Total assets acquired and liabilities assumed	$91,386
OP Units (1)	88,067
Warrants	3,319
Total consideration	$91,386

(1) Represents the value of the 7,495,090 OP Units issued at $11.75 per unit, excluding associated transaction costs of approximately $4.0 million.

Pending Merger

On May 27, 2022, the Company entered into an Agreement and Plan of Merger by and between the Company and Mobile Infrastructure Trust, a Maryland real estate investment trust (“MIT”), which is 100% owned by Bombe Asset Management LLC (“Bombe”), an Ohio limited liability company owned by Mr. Chavez and Ms. Hogue. On September 26, 2022, the Company and MIT entered into an amended and restated Agreement and Plan of Merger (as so amended and restated, the “Merger Agreement”) which, among other things, amended the consideration payable to the holders of the Company’s Series A Preferred Stock and Series 1 Preferred Stock (as such terms are defined in Note G to Part I, Item 1 of this Form 10-Q). Pursuant to the terms of the Merger Agreement, the Company will merge with and into MIT, with MIT continuing as the surviving entity resulting from the merger. The merger and the transactions contemplated by the Merger Agreement are referred to herein collectively as the “Merger.”

Prior to the Merger, MIT expects to undertake an initial public offering (the “MIT IPO”) of its common shares of beneficial interest, $0.0001 par value per share (“MIT Common Shares”), which is expected to close one business day prior to the effective time of the Merger. The closing of the MIT IPO is a condition to the closing of the Merger. The size and price range for the MIT IPO have yet to be determined. The MIT IPO is subject to the completion of the review process of the U.S. Securities and Exchange Commission (the "SEC") and to market and other conditions; therefore, the expected date of completion of the MIT IPO and the closing date of the Merger have not yet been determined.

The MIT IPO and the Merger will be accounted for as a reverse recapitalization of the Company contemporaneous with the initial public offering of the MIT Common Shares. Under this method of accounting, MIT will be treated as the “acquiree” and the Company is treated as the acquirer for financial statement reporting purposes under principles generally accepted in the United States (“GAAP”). Accordingly, for accounting purposes, the Merger will be treated as the equivalent of the Company issuing stock for the net assets of MIT, accompanied by a recapitalization with a contemporaneous initial public offering of the MIT Common Shares. The net assets of the Company will be stated at historical cost, with no incremental goodwill or other intangible assets recorded.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared in accordance with GAAP for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) ASC, and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. There were no significant changes to our significant accounting policies during the nine months ended September 30, 2022. For a full summary of our accounting policies, refer to our 2021 Annual Report on Form 10-K as originally filed with the SEC on March 30, 2022.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses since its inception and anticipates net losses for the near future. As of September 30, 2022, the Company was in compliance with all applicable covenants in agreements governing its debt. However, based on the Company’s projected financial performance for the twelve-month period subsequent to the date of the filing of this Quarterly Report on Form 10-Q, the Company currently projects that it will not be in compliance with a financial covenant under the Company’s Revolving Credit Facility, as defined in Note F, Revolving Credit Facility, prior to the maturity date, which would result in an event of default. Such a default would allow the lender under the Revolving Credit Facility to accelerate the maturity of the debt, which carries a balance of $73.7 million as of September 30, 2022, making it due and payable at that time. Further, if our independent auditor includes an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ending December 31, 2022, this may accelerate a default under our Revolving Credit Facility to the first quarter of 2023 at the time our financial statements for the year ending December 31, 2022 are filed. The Company does not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon an event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management’s plans include the following:

1.

Capitalizing on recent business development initiatives that we anticipate will improve total revenues through increased utilization of our parking assets and in many cases at higher average ticket rates.

2.	Management is budgeting reduced overhead costs in 2023 through the reduction or elimination of certain controllable expenses.
3.	The Company is pursuing further amendments and/or extensions with respect to the Revolving Credit Facility, including waivers of noncompliance with covenants.
4.	The Company is pursuing certain potential capital raise or liquidity events, including the Merger as described above.

However, there can be no assurance that the Company will be successful in completing any of these options.  As a result, management’s plans cannot be considered probable and thus does not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.

Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. All intercompany activity is eliminated in consolidation.

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

Concentration

The Company had fifteen parking tenant-operators during both the nine months ended September 30, 2022 and 2021. One tenant/operator, SP + Corporation (Nasdaq: SP) (“SP+”), represented 60.5% and 62.7% of the Company’s revenue, excluding commercial revenue, for the nine months ended September 30, 2022 and 2021, respectively. Premier Parking Service, LLC represented 12.6% and 12.3% of the Company’s revenue, excluding commercial revenue, for the nine months ended September 30, 2022 and 2021, respectively.

In addition, the Company had concentrations in Cincinnati (19.2% and 20.8%), Detroit (12.5% and 13.8%), Chicago (8.7% and 9.5%), and Houston (7.8% and 8.5%) based on gross book value of real estate as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, 59.3% and 51.9% of the Company’s outstanding accounts receivable balance, respectively, was with SP+.

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

The value of lease intangibles is amortized to depreciation and amortization expense over the remaining term of the respective lease. If a tenant terminates its lease with us, the unamortized portion of the in-place lease intangibles is recognized over the shortened lease term.

Impairment of Long-Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the assets for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property through future undiscounted cash flows, we recognize an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property. When we determine that a property should be classified as held for sale, we recognize an impairment loss to the extent the property's carrying value exceeds its fair value less estimated cost to dispose of the asset.

Immaterial Correction

The Company determined that reimbursable property tax related to certain of its leases should have been recorded on a gross basis in the consolidated statement of operations for the three and nine months ended September 30, 2021 in accordance with ASC 842, Leases. As a result, property taxes and base rental income were both increased by $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, to properly report property tax expense and the related tenant reimbursement.  This correction had no effect on the reported results of operations.

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

Note C – Acquisitions and Dispositions of Investments in Real Estate

2022

The following table is a summary of the parking asset acquisitions during the nine months ended September 30, 2022 (dollars in thousands).

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Purchase Price
222 Sheridan Bricktown Garage LLC	Oklahoma City, OK	6/7/2022	Garage	555	0.64	15,628	$17,513

The following table is a summary of the allocated acquisition value of the property acquired by the Company during the nine months ended September 30, 2022 (dollars in thousands).

	Land and Improvements	Building and improvements	In-Place Lease Value	Total assets acquired
222 Sheridan Bricktown Garage LLC (a)	$1,314	$16,020	$179	$17,513

(a)	The in-place lease value has a life of 5 years and is included in intangible assets on the consolidated balance sheets.

On September 1, 2022, the Company sold a parking lot located in Canton, Ohio for $0.7 million, resulting in a loss on sale of real estate of approximately $0.1 million. The Company received net proceeds of approximately $0.1 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

2021

The following table is a summary of the parking asset acquisitions for the year ended December 31, 2021 (dollars in thousands).

Property	Location	Date Acquired	Property Type	# Spaces	Size / Acreage	Retail Sq. Ft.	Purchase Price
1W7 Carpark, LLC	Cincinnati, OH	8/25/2021	Garage	765	1.21	18,385	$32,122
222W7, LLC	Cincinnati, OH	8/25/2021	Garage	1,625	1.84	—	$28,314
322 Streeter, LLC	Chicago, IL	8/25/2021	Garage	1,154	2.81	—	$38,483
2nd Street, LLC	Miami, FL	9/9/2021	Contract	118	N/A	—	$3,253
Denver 1725 Champa Street Garage	Denver, CO	11/3/2021	Garage	450	0.72	—	$16,274

The following table is a summary of the allocated acquisition value of all properties acquired by the Company for the year ended December 31, 2021 (dollars in thousands)

	Land and Improvements	Building and improvements	In-Place Lease Value	Contract Value	Total assets acquired
1W7 Carpark (a)	$2,995	$28,819	$308	$—	$32,122
222W7	4,391	23,923	—	—	28,314
322 Streeter	11,387	27,096	—	—	38,483
2nd Street (a)	93	—	—	3,160	3,253
Denver 1725 Champa Street Garage	7,414	8,860	—	—	16,274
	$26,280	$88,698	$308	$3,160	$118,446

(a)

The value of in-place lease assets and the 2nd Street contract value are included in intangible assets on the consolidated balance sheets. The useful life of the in-place lease value at 1W7 is 5 years. The 2nd Street contract value has an indefinite life.

There were no dispositions of real estate for the year ended  December 31, 2021.

Note D - Intangible Assets

A schedule of the Company’s intangible assets and related accumulated amortization as of September 30, 2022 and December 31, 2021 is as follows (dollars in thousands):

	As of September 30, 2022		As of December 31, 2021
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-place lease value	$2,564	$1,540	$2,398	$1,311
Lease commissions	165	100	152	82
Indefinite lived contract	3,160	—	3,160	—
Acquired technology	4,189	451	4,046	133
Total intangible assets	$10,078	$2,091	$9,756	$1,526

Amortization of the in-place lease value, lease commissions and acquired technology are included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization expense associated with intangible assets totaled approximately $0.6 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.1 million for the three months ended  September 30, 2022 and 2021, respectively.

A schedule of future amortization of acquired intangible assets for the nine months ended September 30, 2022 and thereafter is as follows (dollars in thousands):

	In-place lease value	Lease commissions	Acquired technology
2022 (Remainder)	$81	$6	$115
2023	320	24	437
2024	303	21	437
2025	189	10	437
2026	102	3	437
Thereafter	29	1	1,875
	$1,024	$65	$3,738

Note E — Notes Payable

As of September 30, 2022, the principal balances on notes payable are as follows (dollars in thousands):

Loan	Original Debt Amount	Monthly Payment	Balance as of 9/30/22	Lender		Interest Rate	Loan Maturity
MVP Clarksburg Lot	$476	I/O	$379	Vestin Realty Mortgage II		7.50%	8/25/2023
MVP Milwaukee Old World	$771	I/O	$1,871	Vestin Realty Mortgage II		7.50%	8/25/2023
MVP Milwaukee Clybourn	$191	I/O	$191	Vestin Realty Mortgage II		7.50%	8/25/2023
MVP Wildwood NJ Lot, LLC	$1,000	I/O	$1,000	Vestin Realty Mortgage II		7.50%	8/25/2023
MVP Cincinnati Race Street, LLC	$2,550	I/O	$3,450	Vestin Realty Mortgage II		7.50%	8/25/2023
Minneapolis Venture	$2,000	I/O	$4,000	Vestin Realty Mortgage II		7.50%	8/25/2023
MVP Memphis Poplar (3)	$1,800	I/O	$1,800	LoanCore		5.38%	3/6/2024
MVP St. Louis (3)	$3,700	I/O	$3,700	LoanCore		5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000	$44	$7,668	Barclays		4.25%	12/6/2024
322 Streeter Holdco LLC	$25,900	$130	$25,518	American National Insurance Co.		3.50%	3/1/2025
MVP Houston Saks Garage, LLC	$3,650	$20	$2,981	Barclays Bank PLC		4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250	$29	$4,404	American National Insurance, of NY		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400	$23	$3,686	FBL Financial Group, Inc.		4.00%	8/1/2026
West 9th Properties II, LLC	$5,300	$30	$4,522	American National Insurance Co.		4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150	$73	$11,250	American National Insurance, of NY		4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500	$194	$27,753	Bank of America		5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380	$8	$1,280	KeyBank	*	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132	$24	$3,830	KeyBank	*	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999	$23	$3,706	KeyBank	*	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286	$2	$265	KeyBank	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142	$12	$1,985	KeyBank	*	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	$762	$4	$706	KeyBank	*	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682	I/O	$1,682	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454	I/O	$6,454	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627	I/O	$1,627	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820	I/O	$1,820	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671	I/O	$1,671	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057	I/O	$2,057	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938	I/O	$938	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St Louis Cardinal Lot DST, LLC	$6,000	I/O	$6,000	Cantor Commercial Real Estate	**	5.25%	5/31/2027
MVP Preferred Parking, LLC	$11,330	$66	$11,294	Key Bank	**	5.02%	8/1/2027
Less unamortized loan issuance costs			$(1,210)
			$148,278

(1)	The Company issued a promissory note to KeyBank for $12.7 million secured by the pool of properties.
(2)	The Company issued a promissory note to Cantor Commercial Real Estate Lending, L.P. (“CCRE”) for $16.25 million secured by the pool of properties.
(3)	The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by MVP St. Louis 2013 and MVP Memphis Poplar.

* 2 Year Interest Only

** 10 Year Interest Only

I/O - Interest Only

During April 2022, the Company received notification from the Small Business Administration stating that the round two paycheck protection program loan was forgiven in full in the amount of $328,000. The forgiveness of this loan was recognized in the consolidated statements of operations for the three and nine months ended September 30, 2022.

During 2021, VRMI and VRMII acquired $11.5 million of outstanding notes payable the Company had with various lenders. On  July 5, 2022, VRMI merged with and into Suncrest Holdings, LLC (“Suncrest”), an entity managed by an entity majority owned and controlled by Michael Shustek, the Company’s former Chief Executive Officer. On  July 11, 2022, Suncrest assigned and sold five of the six notes issued originally by VRMI to certain of the subsidiaries of the Company (collectively, the “VRMI Notes”) to VRMII. As a result, the obligations of Company subsidiaries under the five VRMI Notes, including all repayment obligations, are now owed to VRMII.  All of the loans evidenced under the five VRMI Notes originally matured and were payable in full on August 25, 2022. However, in August 2022, the Company extended the term of the VRMI Notes to August 2023. In connection with this extension, the coupon rate was increased from 7.0% to 7.5% and the Company paid VRMII a $0.6 million extension fee.

Reserve funds are generally required for repairs and replacements, real estate taxes, and insurance premiums.  Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits. As of September 30, 2022 and December 31, 2021, borrowers for six of the Company’s loans totaling $58.5 million and seven loans totaling $96.0 million, respectively, failed to meet certain loan covenants. As a result, these borrowers are subject to additional cash management procedures, which resulted in approximately$3.4 million and $1.0 million of restricted cash at September 30, 2022 and December 31, 2021, respectively. In order to exit these procedures, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures.

As of September 30, 2022, future principal payments on notes payable are as follows (dollars in thousands):

2022 (remainder)	$791
2023	14,068
2024	15,986
2025	29,081
2026	22,630
Thereafter	66,932
Total	$149,488

Note F - Revolving Credit Facility

On March 29, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with KeyBanc Capital Markets, as lead arranger, and KeyBank, National Association, as administrative agent.  The Credit Agreement refinanced the Company’s then current loan agreements for certain properties. The Credit Agreement provides for, among other things, a $75,000,000 revolving credit facility, maturing on April 1, 2023. The Credit Agreement may be extended to October 1, 2023 if no event of default is in existence upon receipt of written request 120 – 60 days prior to the maturity date and payment of an extension fee pursuant to the terms of the Credit Agreement (the “Revolving Credit Facility”). The Revolving Credit Facility may be increased by up to an additional $75.0 provided that no event of default has occurred and certain other conditions are satisfied.  Borrowings under the Revolving Credit Facility bear interest at a Secured Overnight Financing Rate ("SOFR") benchmark rate or Alternate Base Rate, plus a margin of between 1.75% and 3.00%, with respect to SOFR loans, or 0.75% to 2.00%, with respect to base rate loans, based on the Company’s leverage ratio as calculated under the Credit Agreement. The Credit Agreement is secured by a pool of properties and requires compliance with certain financial covenants. The Credit Agreement also includes financial covenants that require the Company to (i) maintain a total leverage ratio not to exceed 65.0%, (ii) not to exceed certain fixed charge coverage ratios, and (iii) maintain a certain tangible net worth.

On April 15, 2022, the Company drew on the Revolving Credit Facility to pay a loan in full with LoanCore in the amount of $37.9 million. The loan had a maturity date of December 9, 2022 and was secured by a pool of six properties. On April 21, 2022, the Company drew on the Revolving Credit Facility to pay two loans in full with Associated Bank in a combined amount of $18.2 million. The loans had maturity dates of May 1, 2022 and October 1, 2022 and were secured by two properties. On June 6, 2022, the Company drew on the Revolving Credit Facility for $17.6 million to fund the acquisition of 222 Sheridan Bricktown Garage LLC. As of September 30, 2022, the Company had drawn $73.7 million of the available $75.0 million in the Credit Agreement.  For the three and nine months ended September 30, 2022, the Company has paid approximately $2.0 million in loan fees which are being amortized to interest expense in the consolidated statements of operations.

On November 17, 2022, the Company executed an amendment to the Credit Agreement which extends the maturity of the Revolving Credit Facility to April 1, 2024, amends certain financial covenants through the new term, and adds a requirement for the Company to use diligent efforts to pursue an equity raise or liquidity event by March 31, 2023.  In connection with this extension, the Company will owe an extension fee of $375,000.  When paid, the extension fee will be deferred and amortized over the new term of the Revolving Credit Facility.

Note G - Equity

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

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $1.2 million of which approximately $0.6 million had been paid to Series A stockholders. As of September 30, 2022 and December 31, 2021, approximately $0.6 million and $0.4 million of Series A Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the consolidated balance sheet.

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

Each investor in the Series 1 offering received, for every $1,000 in shares subscribed by such investor, detachable warrants to purchase 35 shares of the Company’s Common Stock if the Company’s Common Stock is listed on a national securities exchange. The warrants’ exercise price is equal to 110% of the volume weighted average closing stock price of the Company’s Common Stock over a specified period as determined in accordance with the terms of the warrant; however, in no event shall the exercise price be less than $25 per share. If a Listing Event does not occur on or prior to the fifth anniversary of the final closing date of the Series 1 offering, the outstanding warrants expire automatically on such anniversary date without being exercisable by the holders thereof. If a Listing Event does occur on or before January 31, 2023, the five-year anniversary date, these warrants will then expire five years from the 90th day after the occurrence of a Listing Event. The Company engaged a third-party expert to value these warrants and the estimated value as of September 30, 2022 is immaterial. As of September 30, 2022, there were detachable warrants that may be exercised for 1,382,675 shares of the Company’s Common Stock after the 90th day following the occurrence of a Listing Event. If all the potential warrants outstanding on  September 30, 2022 became exercisable because of a Listing Event and were exercised at the minimum price of $25 per share, gross proceeds to the Company would be approximately $34.6 million and as a result the Company would issue an additional 1,382,675 shares of Common Stock.

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series 1 Preferred Stock, however, such distributions will continue to accrue in accordance with the terms of the Series 1 Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $13.6 million of which approximately $6.4 million had been paid to Series 1 Preferred Stock stockholders. As of September 30, 2022 and December 31, 2021, approximately $7.2 million and $5.1 million of Series 1 Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the consolidated balance sheet.

Warrants

On August 25, 2021, in connection with the Closing, the Company entered into a warrant agreement (the “Warrant Agreement”) pursuant to which it issued to Color Up warrants to purchase up to 1,702,128 shares of Common Stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million (the “Common Stock Warrants”). Each whole Common Stock Warrant entitles the registered holder thereof to purchase one whole share of Common Stock at a price of $11.75 per share (the “Warrant Price”), subject to customary adjustments, at any time following a “Liquidity Event,” which is defined as an initial public offering and/or Listing of the Common Stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange. The Common Stock Warrants will expire five years after the date of the Warrant Agreement.

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

As of September 30, 2022, all outstanding warrants issued by the Company were classified as equity.

Tender Offer

On October 5, 2021, Color Up initiated a Tender Offer (the “Offer”) to purchase up to 900,506 shares of Common Stock of the Company, at a price of $11.75 per share (the “Shares”). The Offer expired on November 5, 2021, and a total of 878,082 Shares were validly tendered and not validly withdrawn pursuant to the Offer (the “Tendered Shares”), and Color Up accepted for purchase all such Tendered Shares. Color Up initiated payment of an aggregate of approximately $10.3 million to the Company stockholders participating in the Offer.

Effective November 8, 2021, Color Up executed a subscription agreement with the Company pursuant to which Color Up acquired the remaining 22,424 Shares not purchased through the Offer at $11.75 per share.

Securities Purchase Agreement

On November 2, 2021, the Company, entered into a securities purchase agreement (the “ Securities Purchase Agreement”) by and among the Company, the Operating Partnership, and HS3, pursuant to which the Operating Partnership issued and sold to HS3 (a) 1,702,128 newly issued OP Units; and (b) 425,532 newly-issued Class A units of limited partnership of the Operating Partnership (“Class A Units”) which entitle HS3 to purchase up to 425,532 additional OP Units (the “Additional OP Units”) at an exercise price equal to $11.75 per Additional OP Unit, subject to adjustment as provided in the Class A Unit agreement, and HS3 paid to the Operating Partnership cash consideration of $20.0 million. The Company used proceeds from the Securities Purchase Agreement for working capital purposes, including expenses related to the Securities Purchase Agreement and the acquisition of two parking lots and related assets. The Additional OP Units are available to be exercised only upon completion of a Liquidity Event, as defined in the Securities Purchase Agreement.

Convertible Noncontrolling Interests

As of September 30, 2022, the Operating Partnership had approximately 17.0 million OP Units outstanding, excluding any equity incentive units granted. Under the terms of the Third Amended and Restated Limited Partnership Agreement, OP Unit holders may elect to exchange OP Units for shares of the Company’s Common Stock upon completion of a liquidity event. The OP Units outstanding as of  September 30, 2022 are classified as noncontrolling interests within permanent equity on our consolidated balance sheets. There were no outstanding convertible OP Units as of September 30, 2022.

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

Share Repurchase Program

On May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program, other than for hardship repurchases in connection with a shareholder’s death. Repurchase requests made in connection with the death of a stockholder were repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company had established an estimated NAV per share, 100% of such amount as determined by the Company’s Board of Directors, subject to any special distributions previously made to the Company’s stockholders. On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a stockholder’s death.

Note H — Stock-Based Compensation

On May 27, 2022, the Operating Partnership issued long-term incentive equity awards in the form of Director LTIP units of the Operating Partnership (“Director LTIP Units”) to the Company's five independent directors in consideration for their accrued but unpaid director compensation fees. The Director LTIP Units will vest ratably in equal installments on each of the next three anniversaries of the grant date, subject to the director's continued employment, contractual or other service relationship with the Company or an affiliate of the Company on the vesting date. The grant date fair value was determined to be $15.47. Prior to the granting of the Director LTIP Units, the associated compensation was anticipated to be paid in cash, and as such, the expense was accrued as a liability in the consolidated balance sheets. Upon vesting, the Director LTIP Units are redeemable in cash or shares, at the option of the holder. As a result, the Director LTIP Units are classified as a liability within accounts payable and accrued expenses in the consolidated balance sheet as of September 30, 2022.

On May 27, 2022, the Operating Partnership granted an aggregate of 1,500,000 Performance Units of the Operating Partnership (“PUs”) to the executive officers of the Company pursuant to performance unit award agreements entered into with respect to the PUs. The PUs vest, subject to the continued employment of the executive officers, upon the achievement of a 50% market condition and a 50% performance condition. The performance period for the market and performance conditions are May 27, 2022 through December 31, 2025 and May 27, 2022 through December 31, 2027, respectively, subject to the executive’s continued performance of the services of the Company, the Operating Partnership or an affiliate. The grant date fair value of PUs with market conditions was estimated at $8.95 per unit using a Monte Carlo simulation for the future stock prices of the Company and its corresponding peer group. The PUs subject to a performance condition will vest if the Company’s adjusted funds from operations (“AFFO”) per share of common stock is at least $1.25 for four consecutive quarters prior to the fourth quarter of 2025 and then for an additional four consecutive quarters prior to December 31, 2027. These PUs were deemed not probable of achievement as of September 30, 2022. The probability of achievement of the performance condition will continue to be monitored throughout the performance period.

PUs are subject to restrictions on transfer and may be subject to a risk of forfeiture if the executive ceases to be an employee of the Company, the Operating Partnership or an affiliate prior to vesting of the award. Each vested PU is entitled to receive a dividend equivalent payment equal to the dividend paid on the number of shares of OP Units issued. Each unvested PU is entitled to receive 10% of the distributions payable on OP Units. The amortization of compensation costs for the awards of PUs are included in general and administrative expenses in the consolidated statements of operations and amounted to $0.4 million and $1.5 million for the three and nine months ended September 30, 2022, respectively. The remaining unrecognized compensation cost of approximately $5.3 million for PUs with market conditions is expected to be recognized over the remaining derived service period of 15 months as of September 30, 2022.

On August 23, 2022, the Board granted 272,341 LTIP Units of the Operating Partnership to Mr. Chavez and Ms. Hogue, subject to the vesting and other terms and conditions set forth in the applicable LTIP agreement entered into by each of Mr. Chavez and Ms. Hogue, in lieu of full satisfaction of the Company’s obligation to issue to Mr. Chavez and Ms. Hogue restricted shares of Common Stock under their respective employment agreements with the Company (the “Executive LTIP Units”). The Executive LTIP Units will vest in full only upon the occurrence of a Liquidity Event (as defined in Mr. Chavez and Ms. Hogue’s respective employment agreements) prior to August 25, 2024, provided that the executive remains continuously employed with the Company, the Operating Partnership or an affiliate on the date of the Liquidity Event, unless the executive is terminated without Cause or resigns for Good Reason (as defined in their respective employment agreements) within 180 days of a Liquidity Event, in which case the LTIP Units will vest in full upon such Liquidity Event. The grant date fair value of these Executive LTIP Units was $16.40 per unit.  These Executive LTIP Units were deemed not probable of achievement as of September 30, 2022, and as such, no compensation expense was recognized for the three and nine months ended September 30, 2022.

The following table sets forth a roll forward of all incentive equity awards for the nine months ended September 30, 2022:

	As of September 30, 2022
	Number of Incentive Equity Awards	Weighted Avg Grant FV Per Share
Balance - January 1, 2022	—	$—
Granted	1,782,027	12.87
Vested	—	—
Forfeited	—	—
Total unvested units	1,782,027	$12.87

Note I - Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. The Company includes the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants were antidilutive as a result of the net loss for the three and nine months ended September 30, 2022 and therefore were excluded from the dilutive calculation. The Company includes unvested PUs as contingently issuable shares in the computation of diluted EPS once the market criteria is met, assuming that the end of the reporting period is the end of the contingency period. The Company had 150,000 additional performance units that were granted to our executive officers on May 27, 2022, which are considered antidilutive to the dilutive loss per share calculation for the three and nine months ended September 30, 2022. The Company did not have any additional dilutive shares resulting in basic loss per share equaling dilutive loss per share for the nine months ended September 30, 2021.

The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three and  nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net loss attributable to MIC	$(2,901)	$(3,777)	$(7,893)	$(11,750)
Net loss attributable to participating securities	—	—	—	—
Net loss attributable to MIC common stock	$(2,901)	$(3,777)	$(7,893)	$(11,750)
Denominator:
Basic and dilutive weighted average shares of Common Stock outstanding	7,762,375	7,739,951	7,762,375	7,737,257
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.37)	$(0.49)	$(1.02)	$(1.52)

Note J – Variable Interest Entities

The Company, through a wholly owned subsidiary of its Operating Partnership, owns a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). MVP St. Louis is the owner of a 2.56-acre, 376-vehicle commercial parking lot, known as the Cardinal Lot.

At the time of its initial investment, the Company concluded that MVP St. Louis was a VIE. Further, it was determined that the power to direct the activities that most significantly impact the economic performance of MVP St. Louis was held by MVP Parking DST, LLC (the “Manager”) and certain subsidiaries of the Manager.  As a result, the investment in MVP St. Louis was accounted for using the equity method of accounting through August 25, 2021.

In connection with the Closing, the former advisor of the Company, MVP Realty Advisors, LLC (“MVPRA”) transferred ownership of the Manager to Mr. Chavez. This change in structure was deemed a reconsideration event and the Company concluded that it was the primary beneficiary of the MVP St. Louis. As a result, the Company began consolidating its investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $12.0 million (substantially all real estate investments) and liabilities of approximately $6.2 million (substantially all mortgage debt) as of August 25, 2021.  These assets and liabilities were recorded at fair value as of the date of consolidation, and a gain of approximately $0.4 million was recognized in the consolidated statement of operations. MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC had total assets of approximately $12.5 million (substantially all real estate investments) and liabilities of approximately $6.1 million (substantially all mortgage debt) as of September 30, 2022.

Note K - Income Taxes

The Company previously elected to be taxed as a REIT for federal income tax purposes and operated in a manner that allowed the Company to qualify as a REIT through December 31, 2019.  As a consequence of the COVID-19 pandemic, the Company earned management income in lieu of lease income from a number of distressed tenants, which did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020. Accordingly, the Company did not qualify for taxation as a REIT in 2020 and continues to be taxed as a C corporation. As a C corporation, the Company is subject to federal income tax on its taxable income at regular corporate rates.

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  As a taxable C Corporation, the Company has evaluated its deferred tax assets for the nine months ended September 30, 2022, which consist primarily of net operating losses and its investment in the Operating Partnership (as a result of the Closing). Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Due to the ongoing impact to the Company of the COVID-19 pandemic, the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the nine months ended September 30, 2022. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its consolidated statements of operations in the period in which such changes in circumstances occur.

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

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of the Company’s debt (including notes payable and the Revolving Credit Facility) was approximately $208.7 million and $161.2 million as of September 30, 2022 and December 31, 2021, respectively, which is considered a Level 2 measurement.

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

Note M— Commitments and Contingencies

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

The SEC investigation also related to the conduct of the Company’s former chairman and chief executive officer, Michael V. Shustek.  On July 29, 2021, the SEC filed a civil lawsuit against Michael V. Shustek and his advisory firm Vestin Mortgage LLC, alleging violations of the securities laws (Case 2-21-civ-01416-JCM-BNW, U.S. District Court, District of Nevada). The SEC seeks disgorgement, injunctions, and bars against Mr. Shustek, and related penalties. Pursuant to the Transaction, Mr. Shustek's right to indemnification by the Company for certain claims related to the SEC's investigation shall not exceed $2 million. This liability was recognized by the Company upon the Closing and is included in indemnification liability. Effective as of the Closing, Mr. Shustek resigned as Chief Executive Officer and director of the Company.

On August 25, 2021, the Company also entered into an Assignment of Claims, Causes of Action, and Proceeds Agreement, or the Assignment of Litigation Agreement, pursuant to which the Company assigned to the Former Advisor certain claims and claim proceeds that the Company had against Ira S. Levine, Levine Law Group, Inc. (or any other name by which a firm including Ira Levine was known), Edwin Herbert Bentzen IV and Andrew Fenton.

Environmental Matters

Investments in real property create the potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property may be held strictly liable for all costs and liabilities relating to such hazardous substances.

The Company believes that it complies, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Furthermore, as of September 30, 2022, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations. The Company, however, cannot predict the impact of any unforeseen environmental contingencies or new or changed laws or regulations on properties in which the Company holds an interest, or on properties that may be acquired directly or indirectly in the future.

Note N — Related Party Transactions and Arrangements

Two of the Company’s Cincinnati assets, 1W7 Carpark and 222W7, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Company’s CEO. The Company’s CEO is neither an owner nor beneficiary of Park Place Parking. Park Place Parking has been operating these assets for five and four years, respectively. Both assets were acquired with their management agreements in place and at the same terms under which they were operating prior to the Transaction. As of December 31, 2021, the Company recorded a balance of approximately $0.1 million from Park Place Parking which is included in accounts receivable, net on the consolidated balance sheets. As of September 30, 2022, the Company recorded a balance of approximately $0.2 million from Park Place Parking which is included in accounts receivable, net on the consolidated balance sheets and has been paid subsequent to September 30 within terms of the lease agreement.

The Company has an investment in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). Pursuant to the Closing, the Former Advisor and Mr. Shustek, were replaced as manager of MVP Parking, DST, LLC, the entity that manages MVP St. Louis, by the Company's CEO.

In March 2022, the Company entered into an agreement with MIT, an affiliate of Bombe, requiring the Company to be allocated, bear and (where practicable) pay directly certain costs and expenses related to the Merger and MIT IPO.  During the three and nine months ended September 30, 2022, the Company incurred costs of approximately $2.2 million and $4.7 million, respectively, pursuant to this agreement. Such amounts are included on organizational, offering and other costs on the consolidated statement of operations.

In May 2022, the Company entered into a lease agreement with ProKids, an Ohio not-for-profit. An immediate family member of the Company’s CEO is a member of the Board of Trustees and President-Elect of that organization.  ProKids leased 21,000 square feet of vacant unfinished commercial space in a 531,000 square foot building in Cincinnati, Ohio for 120 months. ProKids will invest in the tenant improvements in this space and ultimately use it as their headquarters location. ProKids will have no rent due to the Company throughout the lease term, other than a rental fee on parking spaces used by the ProKids staff and visitors. As of September 30, 2022, ProKids does not owe the Company rental income related to the lease agreement.

The Company has agreed to pay for certain tax return preparation services of Color Up and certain member entities of Color Up.  The Company has incurred $64,745 related to these services which is reflected in general and administrative expenses in the consolidated statements of income for the three and nine months ended September 30, 2022.  Total fees are estimated to be approximately $130,000.

In connection with the Transaction, the Company owes approximately $469,231 to certain member entities of Color Up relating to prorated revenues for the month of August 2021 of the three properties contributed by Color Up.  The accrual was established in the fourth quarter of 2021 and is reflected within accounts payable and accrued expenses on the Consolidated Balance Sheets.  These amounts are anticipated to be settled in the fourth quarter of 2022.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2021. As used herein, the terms “we,” “our” and “us” refer to Mobile Infrastructure Corporation, and, as required by context, Mobile Infra Operating Partnership, L.P., formerly known as MVP REIT II Operating Partnership, LP, which the Company refers to as the “Operating Partnership,” and to their subsidiaries.

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

The forward-looking statements included herein are based upon the Company’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

●	the fact that the Company has limited history, as the Company was formed in 2015;
●	the ability of Mobile Infrastructure Trust, a Maryland real estate investment trust (“MIT”), to consummate the initial public offering (the “MIT IPO”) of its common shares of beneficial interest, $0.0001 par value per share and the Company’s and MIT’s ability to consummate the merger and the transactions contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of September 26, 2022 (the “Merger Agreement”), by and between the Company and MIT (the “Merger”) and realize the anticipated benefits of the MIT IPO and the Merger;
●	the Company’s ability to complete a liquidity event;
●	the Company’s ability to generate sufficient cash flows to pay distributions to the Company’s stockholders;
●	the impact on our business and those of our tenants from epidemics, pandemics or outbreaks of an illness, disease or virus (including COVID-19), including lockdowns and similar mandates;
●	the fact that the Company has experienced net losses since inception and may continue to experience additional losses;
●	changes in economic conditions generally and the real estate and debt markets specifically, including economic trends impacting parking facilities;
●	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	competitive factors that may limit the Company’s ability to make investments or attract and retain tenants;
●	the ability of leases under our New Lease Structure (as defined below) to provide increases in same property rental revenue as compared to our prior leases;
●	the Company’s ability to attain its investment strategy or increase the value of its portfolio;
●	the loss of key personnel could have a material adverse effect upon the Company's ability to conduct and manage the Company’s business;
●	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
●	the Company’s ability to successfully integrate pending acquisitions and transactions and implement an operating strategy;
●	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in the Company’s portfolio;
●	the Company’s ability to act on its pipeline of acquisitions;

●	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
●	changes in interest rates;
●	the Company’s ability to negotiate amendments or extensions to existing debt agreements;
●	the Company’s loss of REIT status and ability to remediate its loss of REIT status under U.S. federal income tax law;
●	potential adverse impacts from changes to the U.S. tax laws; and
●	changes to generally accepted accounting principles in the United States, or GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview

The Company focuses on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. The Company targets both parking garage and surface lot properties primarily in top 50 U.S. Metropolitan Statistical Areas (“MSAs”), with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts.

As of September 30, 2022, the Company owned 44 parking facilities in 22 separate markets throughout the United States, with a total of 15,750 parking spaces and approximately 5.4 million square feet. As of September 30, 2022, the Company also owned approximately 0.2 million square feet of commercial space adjacent to its parking facilities.

Management of the Company has been focused on the undertaking of four strategic objectives to reposition the Company for its next phase of growth and a potential liquidity event. The Company converted all management contracts back to leases under the New Lease Structure effective as of January 1, 2022, so that the Company once again has qualifying income from a REIT-test perspective beginning in 2022. The second objective was to focus on the balance sheet and the Company’s upcoming debt maturities. During the first quarter, the Company extended maturities and refinanced 2022 maturities with a revolving credit facility from KeyBank, which greatly improved the cost of interest on that debt. Management’s third objective was to focus heavily on the performance of each asset, working with the operators to create a business plan for each asset to improve cash flow and rental income to the Company. Those business plans were finalized in the first quarter of 2022 and are currently being implemented with our tenant-operators. The Company anticipates that asset-level performance will continue to improve through 2022. Finally, management continues to focus on the fourth objective which is the remediation of REIT status for the Company and evaluating options for a potential liquidity event, including a potential listing on a national securities exchange.

On September 26, 2022, the Company and MIT entered into the Merger Agreement, which amended and restated the Agreement and Plan of Merger, dated as of May 27, 2022, pursuant to which, at the effective time, the Company will merge with and into MIT, with MIT continuing as the surviving entity resulting from the Merger. See Note A - Organization and Business Operations in Part I, Item 1 - Notes to the Consolidated Financial Statements of this Quarterly Report for further information regarding the Merger.

Objectives

The Company closed on the Transaction (as defined in Part I, Item 1 – Notes to the Consolidated Financial Statements Note A — Organization and Business Operations) on August 25, 2021, which resulted in a new management team. Over the next twelve months management will be focused predominantly on the following:

•	Continuing to identify paths for remediation of REIT status;
•	Working with the third-party operators to optimize the performance of the Company's parking facilities and other assets to move towards cash flow positivity;
•	Reducing corporate overhead to move the Company towards profitability; and
•	Pursuing options for refinancing near-term debt maturities.

The Company’s strategic plan includes pursuing acquisitions as well as a potential liquidity event, which may include a potential listing event or other alternatives intended to provide the Company scale and capacity to grow beyond its current asset base.

Since the closing of the Transaction, our new management team has been working closely with our tenants to evaluate capital requirements of the assets, with a view to understanding current and future demand drivers of those assets. The Company has been implementing its proprietary technology which provides real-time information on the performance of assets. Going forward under the New Lease Structure (as defined below), the Company is involved with capital expenditures related to upgrades and optimization of our parking facilities, including but not limited to gate arm systems, lighting, and large capital improvements to structure and concrete. We expect to maintain an active dialogue with our tenants for the betterment of the Company’s portfolio.

Investment Strategy & Criteria

Because of our new management team’s long experience in the parking industry, the Company often receives off-market calls for parking facilities that are not yet being marketed for sale, as well as have early notices on properties just getting ready to be marketed. As such, the Company has a pipeline of acquisitions that is both bespoke and actionable, that the Company believes are off-market and largely unavailable to our competitors. The Company intends to continue to consolidate the industry through acquisitions, partnering with both owners and operator tenants, to create a meaningful pipeline and scale.

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

As a result of the COVID-19 pandemic, such key demand drivers have been and are expected to be diminished for an indeterminate period of time with an uneven return of the office workforce for downtown cores across our properties.

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

See Note A - Organization and Business Operations in Part I, Item 1 - Notes to the Consolidated Financial Statements of this Quarterly Report for information on the Company's recapitalization.

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected the Company's operating results, including:

The COVID-19 Pandemic

The ongoing COVID-19 pandemic has significantly adversely impacted global economic activity, contributing to significant volatility. The return to normalized movement is relatively uneven among markets and industries, which has impacted the performance of our assets, as many of the Company’s properties are located in urban centers, near government buildings, entertainment centers, or hotels. While the employment level in the United States has nearly returned to 2019 levels, many companies continue to deploy a work-from-home or hybrid remote strategy for employees. We anticipate that a hybrid work structure for traditional central business district office workers will be the normalized state going-forward. This has impacted the performance of many of our assets that have office exposure and underscores the importance of a multi-key demand driver strategy in repositioning current and/or acquiring new assets. During 2020 and 2021, many state and local governments restricted public gatherings and implemented social distancing measures, which has, in some cases, eliminated or severely reduced the demand for parking. State governments and other authorities have been increasingly lifting or modifying some of these measures, which will encourage greater movement around and between cities. Should public health restrictions be reinstated, the Company’s rental revenue may continue to be adversely affected by other pandemics and may be further materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where the Company’s parking facilities are situated to other locations. In particular, a majority of the Company’s property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking. However, we see increasing demand for multi-use assets that have exposure to entertainment and sporting venues or have exposure to driving travel through hotel relationships. As restrictions continue to lift across the United States, we anticipate a return to normal, in particular a return to driving vacations, which may positively impact the longer-term outlook of central business districts.

The COVID-19 pandemic has had, and may continue to have, a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, liquidity and ability to satisfy debt service obligations, and its duration and ultimate lasting impact is unknown. The Company’s business, financial condition, results of operations, cash flows, liquidity and ability to satisfy debt service obligations may continue to be negatively impacted as a result of the COVID-19 pandemic and may remain at depressed levels compared to pre-COVID-19 pandemic levels for an extended period.

The Company’s 2020 and 2021 annual financial results were more severely impacted by the COVID-19 pandemic in comparison with the financial results during the first nine months of 2022. In response to the COVID-19 pandemic, the Company entered into certain lease amendments and new lease agreements with tenants and operators during 2020. Under these lease amendments and agreements, the tenants operated parking facilities on the Company’s behalf and paid their operating expenses from gross parking revenue and was required to remit an agreed upon percentage of the remainder to the Company instead of base rent payments. Revenues from these properties were recorded as management income, which did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for its taxable year ended December 31, 2020. Accordingly, the Company did not qualify as a REIT in 2020 and has been taxed as a C corporation beginning with its taxable year ended December 31, 2020. The Company converted these lease amendments and new lease agreements to the New Lease Structure as defined below and does not expect to recognize any management income from the New Lease Structure described below going forward.

Fuel Prices

Increased fuel prices may adversely affect the Company’s operating environment and costs. Fuel prices have a direct impact on the ability and frequency of consumers to engage in activities related to transportation. Increases in the price of fuel may result in higher transportation costs and adversely affect consumer use at the Company’s parking garages. Increases in fuel costs also can lead to other non-recoverable, direct expense increases to the Company through, for example, increased costs of energy. Increases in energy costs for the Company’s tenants are typically recovered from lessees, although the Company’s share of energy costs increases as a result of lower occupancies, and higher operating cost reimbursements impact the ability to increase underlying rents. Rising fuel prices also may increase the cost of construction and the cost of materials that are petroleum-based, thus affecting the development of the Company’s existing assets or tenants' ongoing development projects.

The Company’s 2020 and 2021 annual financial results and the financial results for the nine months ended September 30, 2022 were not impacted by the recent increase in fuel prices in the United States. The Company cannot predict the extent and duration of the increase in fuel prices or its economic impact. Further, the extent and strength of any economic recovery, and/or when fuel prices decline is uncertain and subject to various factors and conditions. As a result, the Company’s results of operations and balance sheets may not be indicative of future operating results or of its future financial condition.

Results of Operations for the three months ended September 30, 2022, compared to the three months ended September 30, 2021 (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues
Base rental income	$2,173	$3,285	$(1,112)	(33.9)%
Management income	—	1,290	(1,290)	(100.0)%
Percentage rental income	6,245	1,203	5,042	419.1%
Total revenues	$8,418	$5,778	$2,640	45.7%

Base rental income

The decrease in base rental income for the three months ended September 30, 2022 compared to the same period in 2021 is due to (1) a $1.3 million decrease in rental income from our same store properties as a result of restructuring most of our leases and management contracts to a new lease structure which require tenants to pay a lower base rent (typically $500-$1,000 per month) (the "New Lease Structure"), partially offset by (2) a $0.3 million increase in base rental income related to five parking facilities acquired in the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022 and (3) a $0.2 million increase for base rental income recognized through a consolidated VIE entity that prior to August 25, 2021 was accounted for under the equity method of accounting. The Company defines same store properties as those that were owned and consolidated for the full period in both comparison periods.

Management income

The $1.3 million decrease in management income for the three months ended September 30, 2022 compared to the same period in 2021 is due to the restructuring of management contracts to the New Lease Structure.  Management income for 2021 reflects income from 14 management contracts that existed as of September 30, 2021. As of September 30, 2022, there are no management contracts in effect.

Percentage rental income

The $5.0 million increase in percentage rent income is due to (1) a $2.6 million increase from our same store properties as a result of an increase in the demand for parking across our portfolio as well as the impact of our New Lease Structure whereby we are recognizing a higher percentage of parking revenues generated at our properties, and (2) a $2.4 million increase related to five parking facilities acquired in the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022. Under the New Lease Structure in addition to base rent we recognize percentage rent equal to a designated percentage, typically ninety percent (90%), of the amount by which gross revenues at the property during any lease year exceed a negotiated base amount.

The demand for event parking has increased during 2022 as a result of Major League Baseball and National Basketball Association producing full seasons with limited, if any, restrictions on capacity at sporting venues compared to the prior year restrictions due to COVID-19.  This demand positively affects several our properties in St. Louis, Minneapolis, Houston and Milwaukee. The demand for event parking has also increased in our markets where theatres, festivals, and other gatherings have resumed during 2022.

Additionally, the demand for hotel parking has increased in key markets such as Chicago, Detroit, Denver and Cincinnati, driven by the corresponding increase in events, vacation, and business travel during 2022.

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Operating expenses
Property taxes	$1,912	$1,119	$793	70.9%
Property operating expense	501	338	163	48.2%
General and administrative	2,455	1,805	650	36.0%
Professional fees	525	413	112	27.1%
Organizational, offering and other costs	2,168	—	2,168	100.0%
Depreciation and amortization expenses	2,137	1,437	700	48.7%
Total operating expenses	$9,698	$5,112	$4,586	89.7%

Property taxes

The $0.8 million increase in property taxes during the three months ended September 30, 2022 compared to September 30, 2021 is attributable primarily to (1) approximately $0.7 million related to new acquisitions, including the five properties acquired during the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022 and (2) the New Lease Structure, which increased the property tax burden on the Company as it is solely responsible for the property tax payments under the New Lease Structure.

Property operating expense

The $0.2 million increase in property operating expense during the three months ended September 30, 2022 compared to September 30, 2021 is attributable primarily to increased insurance, professional services related to engineering surveys and other operating expenses attributable to the five properties acquired during the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022.

General and administrative

The $0.7 million increase in general and administrative expenses during the three months ended September 30, 2022 compared to September 30, 2021 is primarily attributable to non-cash compensation cost for performance units granted on May 27, 2022 of approximately $1.1 million which was partially offset by a decrease in corporate directors and officers insurance of approximately $0.4 million.

Professional fees

Professional fees increased by approximately $0.1 million during the three months ended September 30, 2022 compared to September 30, 2021. The increase was primarily due to insurance proceeds received in 2021 to reimburse the Company for legal fees for claims made against the director and officer insurance policy, partially offset by a decrease in legal fees of approximately $0.5 million.

Organizational, offering and other costs

During the three months ended September 30, 2022, the Company incurred approximately $2.2 million in organizational and offering costs in connection with the Merger and other transactions primarily attributable to legal and accounting fees.

Depreciation and amortization expenses

The $0.7 million increase in depreciation and amortization expenses during the three months ended September 30, 2022 compared to September 30, 2021 is due to the five properties acquired during the third and fourth quarters of 2021, the one property acquired during the second quarter of 2022, and the $4.0 million of technology acquired as a result of the Transaction.

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Other income (expense)
Interest expense	$(3,387)	$(2,487)	$(900)	36.2%
Loss on sale of real estate	(52)	—	(52)	100.0%
Settlement of deferred management internalization	—	10,040	(10,040)	(100.0)%
Transaction expenses	—	(12,224)	12,224	(100.0)%
Gain on consolidation of DST	—	360	(360)	(100.0)%
Other income	123	5	118	2369.2%
Total other expense	$(3,316)	$(4,306)	$990	(23.0)%

Interest expense

The increase in interest expense of approximately $0.9 million during the three months ended September 30, 2022 compared to the same period in the prior year is primarily attributable to (1) $1.5 million of third quarter 2022 interest expense on the Company’s Revolving Credit Facility (which includes $0.5 million of non-cash fee amortization), and (2) interest expense on loans assumed as part of the Transaction, partially offset by the repayment of $56.1 million of mortgage loans during the second quarter of 2022.

Loss on sale of investment in real estate

On September 1, 2022, the Company sold a parking lot located in Canton, Ohio (“Canton Lot”) for $0.7 million, resulting in a loss on sale of real estate of approximately $0.1 million.

Gain on consolidation of DST

The gain on consolidation of DST is the result of consolidating our investment in MVP St. Louis Cardinal Lot, DST, beginning in the third quarter of 2021which was previously accounted for under the equity method of accounting.

Settlement of deferred management internalization and Transaction expenses

As of the closing of the Transaction, expenses of approximately $12.2 million, including investment banking, legal, lender consent and employee severance costs, and the settlement of the deferred management internalization liability of $10.0 million were recorded in transaction expenses and settlement of deferred management internalization, respectively.

Results of Operations for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues
Base rental income	$6,346	$9,570	$(3,224)	(33.7)%
Management income	427	2,294	(1,867)	(81.4)%
Percentage rental income	15,430	1,443	13,987	969.3%
Total revenues	$22,203	$13,307	$8,896	66.8%

Base rental income

The decrease in base rental income for the nine months ended September 30, 2022 compared to the same period in 2021 is due to (1) a $3.9 million decrease in rental income from our same store properties as a result of restructuring most of our leases and management contracts to the New Lease Structure which require tenants to pay a lower base rent (typically $500-$1,000 per month), partially offset by (2) a $0.9 million increase in base rental income related to five parking facilities acquired in the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022 and (3) a $0.6 million increase for base rental income recognized through a consolidated VIE entity that prior to August 25, 2021 was accounted for under the equity method of accounting.

Management income

The $1.9 million decrease in management income for the nine months ended September 30, 2022 compared to the same period in 2021 is due to the restructuring of management contracts to the New Lease Structure.  Management income for 2021 reflects income from 14 management contracts that existed as of September 30, 2021.  The management income for 2022 reflects collections from the remaining management contracts which were converted to the New Lease Structure at the beginning of 2022.  As of September 30, 2022, there are no management contracts in effect.

Percentage rental income

The $14.0 million increase in percentage rent income is due to (1) a $8.2 million increase from our same store properties as a result of an increase in the demand for parking across our portfolio as well as the impact of our New Lease Structure whereby we are recognizing a higher percentage of parking revenues generated at our properties, and (2) a $5.7 million increase related to five parking facilities acquired in the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022. Under the New Lease Structure in addition to base rent we recognize percentage rent equal to a designated percentage, typically ninety percent (90%), of the amount by which gross revenues at the property during any lease year exceed a negotiated base amount.

The demand for event parking has increased during 2022 as a result of Major League Baseball and National Basketball Association producing full seasons with limited, if any, restrictions on capacity at sporting venues compared to the prior year restrictions due to COVID-19.  This demand positively affects several our properties in St. Louis, Minneapolis, Houston and Milwaukee. The demand for event parking has also increased in our markets where theatres, festivals, and other gatherings have resumed during 2022.

Additionally, the demand for hotel parking has increased in key markets such as Chicago, Detroit, Denver and Cincinnati, driven by the corresponding increase in events, vacation, and business travel during 2022.

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Operating expenses
Property taxes	$5,592	$3,421	$2,171	63.5%
Property operating expense	2,069	894	1,175	131.4%
General and administrative	5,843	4,665	1,178	25.3%
Professional fees	2,087	2,243	(156)	(7.0)%
Organizational, offering and other costs	4,693	—	4,693	100.0%
Depreciation and amortization expenses	6,125	3,953	2,172	54.9%
Total operating expenses	$26,409	$15,176	$11,233	74.0%

Property taxes

The $2.2 million increase in property taxes during the nine months ended September 30, 2022 compared to September 30, 2021 is attributable primarily to (1) approximately $2.0 related to new acquisitions, including the five properties acquired during the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022 and (2) the New Lease Structure, which increased the property tax burden on the Company as it is solely responsible for the property tax payments under the New Lease Structure.

Property operating expense

The $1.2 million increase in property operating expense during the nine months ended September 30, 2022 compared to September 30, 2021 is attributable primarily to increased insurance, professional services related to engineering surveys and other operating expenses attributable to the five properties acquired during the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022.

General and administrative

The $1.2 million increase in general and administrative expenses during the nine months ended September 30, 2022 compared to September 30, 2021 is primarily attributable to an increase in payroll and related expenses of approximately $0.4 million, non-cash compensation cost for performance units granted on May 27, 2022 of approximately $1.5 million, and an increase in travel and other office related expenses of approximately $0.1 million. This was partially offset by a decrease in corporate directors and officers insurance of approximately $1.0 million.

Professional fees

Professional fees decreased by approximately $0.2 million during the nine months ended September 30, 2022 compared to September 30, 2021, primarily due to legal fees incurred in connection with the settlement of previously disclosed investigations, partially offset by insurance proceeds received in 2021 to reimburse the Company for legal fees for claims made against the director and officer insurance policy.

Organizational, offering and other costs

During the nine months ended September 30, 2022, the Company incurred approximately $4.7 million in organizational and offering costs in connection with the Merger and other transaction primarily attributable to legal and accounting fees.

Depreciation and amortization expenses

The $2.2 million increase in depreciation and amortization expenses during the nine months ended September 30, 2022 compared to September 30, 2021 is primarily due to the five properties acquired during the third and fourth quarters of 2021, one property acquired during the second quarter of 2022, and the $4.0 million of technology acquired as a result of the Transaction.

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Other income (expense)
Interest expense	$(9,094)	$(6,783)	$(2,311)	34.1%
Other income	153	5	148	2969.2%
Loss on sale of real estate	(52)	—	(52)	100.0%
PPP loan forgiveness	328	348	(20)	(5.7)%
Settlement of deferred management internalization	—	10,040	(10,040)	(100.0)%
Gain on consolidation of DST	—	360	(360)	(100.0)%
Transaction expenses	—	(12,224)	12,224	(100.0)%
Total other expense	$(8,665)	$(8,254)	$(411)	5.0%

Interest expense

The increase in interest expense of approximately $2.3 million during the nine months ended September 30, 2022 compared to the same period in the prior year is primarily attributable to (1) $2.5 million of interest expense on the Company’s Revolving Credit Facility (which includes non-cash fee amortization of $1.0 million), (2) interest expense on new loans assumed as part of the Transaction, partially offset by the repayment of $56.1 million of mortgage loans during the second quarter of 2022.

Loss on sale of investment in real estate

On September 1, 2022, the Company sold the Canton Lot for $0.7 million, resulting in a loss on sale of real estate of approximately $0.1 million.

PPP loan forgiveness

During May 2021, the Company received notification from the U.S. Small Business Administration ("SBA") stating that the first-round paycheck protection program loan was forgiven in full in the amount of $348,000. During April 2022, the Company received notification from the SBA stating that the second-round paycheck protection program loan was forgiven in full in the amount of $328,000. The forgiveness of these loans was recognized in the consolidated statements of operations in the month they were forgiven.

Gain on consolidation of DST

The gain on consolidation of DST is the result of consolidating our investment in MVP St. Louis Cardinal Lot, DST, beginning in the third quarter of 2021which was previously accounted for under the equity method of accounting.

Settlement of deferred management internalization and Transaction expenses

As of the closing of the Transaction, transaction expenses of approximately $12.2 million, including investment banking, legal, lender consent and employee severance costs, and the settlement of the deferred management internalization liability of $10.0 million were recorded in transaction expenses and settlement of deferred management internalization, respectively.

Liquidity and Capital Resources

Effective March 29, 2022, the Company secured a $75.0 million Revolving Credit Facility with a $75.0 million accordion feature (the “Revolving Credit Facility”) with KeyBanc Capital Markets, as lead arranger, and KeyBank National Association, as administrative agent. During the second quarter of 2022, the Company drew on $73.7 million of the available $75.0 million for the repayment of debt maturities. The $75.0 million accordion feature of the Revolving Credit Facility can be utilized for acquisitions, capital expenditures and other working capital requirements.

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

The Company’s short-term and long-term liquidity needs will consist primarily of funds necessary for payments of indebtedness, acquisitions of assets, development of properties, and capital expenditures. Existing development activities expected to be completed in the near-term are expected to cost approximately $2.2 million.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses since its inception and anticipates net losses for the near future. As of September 30, 2022, the Company was in compliance with all applicable covenants in agreements governing its debt. However, based on the Company’s projected financial performance for the twelve-month period subsequent to the date of the filing of this Quarterly Report on Form 10-Q, the Company currently projects that it will not be in compliance with a financial covenant under the Company’s Revolving Credit Facility, as defined in Note F, Revolving Credit Facility, prior to the maturity date, which would result in an event of default. Such a default would allow the lender under the Revolving Credit Facility to accelerate the maturity of the debt, which carries a balance of $73.7 million as of September 30, 2022, making it due and payable at that time. Further, if our independent auditor includes an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ending December 31, 2022, this may accelerate a default under our Revolving Credit Facility to the first quarter of 2023 at the time our financial statements for the year ending December 31, 2022 are filed. The Company does not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon an event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management’s plans include the following:

1.

Capitalizing on recent business development initiatives that we anticipate will improve total revenues through increased utilization of our parking assets and in many cases at higher average ticket rates.

2.	Management is budgeting reduced overhead costs in 2023 through the reduction or elimination of certain controllable expenses.
3.	The Company is pursuing further amendments and/or extensions with respect to the Revolving Credit Facility, including waivers of noncompliance with covenants.
4.	The Company is pursuing certain potential capital raise or liquidity events, including the Merger as described above.

However, there can be no assurance that the Company will be successful in completing any of these options.  As a result, management’s plans cannot be considered probable and thus does not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.

Sources and Uses of Cash

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$2,359	$(15,826)
Net cash used in investing activities	$(19,359)	$(3,598)
Net cash provided by financing activities	$12,887	$29,601

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021:

The Company’s cash and cash equivalents and restricted cash were approximately $12.6 million as of September 30, 2022, which was a decrease of approximately $5.6 million from the balance of $18.2 million as of September 30, 2021.

Cash flows from operating activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was approximately $2.4 million, compared to approximately $15.8 million used in operating activities for the nine months ended September 30, 2021. The increase in cash provided by operating activities was primarily attributable to a $8.9 million increase in revenue (partially offset by an increase of $2.2 million and $1.2 million in property taxes and property operating expense, respectively), plus an increase in accounts payable resulting from organizational, offering and other costs related to the Merger. The net cash used in operating activities during the nine months ended September 30, 2021 was primarily attributable to Transaction expenses of approximately $12.2 million.

Cash flows from investing activities

Net cash used in investing activities for the nine months ended September 30, 2022 was approximately $19.4 million compared to approximately $3.6 million for the nine months ended September 30, 2021. The increase is primarily attributable to the acquisition of a $17.6 million parking garage in June 2022 as well as routine and strategic capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was approximately $12.9 million compared to approximately $29.6 million for the nine months ended September 30, 2021. The cash provided by financing activities during the nine months ended September 30, 2022 was primarily attributable to proceeds from the Revolving Credit Facility of $73.7 million. This was partially offset by the repayment of $55.1 million of notes payable and the payment of loan fees on the Revolving Credit Facility and extension of certain other notes payable. The cash provided by financing activities during the nine months ended September 30, 2021 was primarily attributable to the cash contribution at the closing of the Transaction.

Company Indebtedness

On March 29, 2022, the Company entered into the Credit Agreement which includes a $75.0 million revolving credit facility. During 2022, the Company used $73.7 million of available capacity to refinance certain of the Company’s current loans for various properties and to finance the acquisition of a parking garage in June 2022.  The remaining capacity of $1.3 million will also be available for our general corporate purposes, including liquidity, acquisitions and working capital.  The Company borrows under the Revolving Credit Facility in U.S. dollars and expects borrowings to bear interest at a floating rate based upon a Secured Overnight Financing Rate, or SOFR, benchmark rate or an alternate base rate, plus a margin of between 1.75% and 3.00%, with respect to SOFR loans, or 0.75% to 2.00%, with respect to base rate loans, based on the leverage ratio as calculated pursuant to our Revolving Credit Facility.

The obligations under the Credit Agreement underlying the Revolving Credit Facility are guaranteed by the Company and other guarantors. The Credit Agreement contains customary representations, warranties, conditions to borrowing, covenants and events of default, including certain covenants that limit or restrict, subject to certain exceptions, the ability of the Company, the Operating Partnership and other subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, make investments or acquisitions or incur certain indebtedness.  The Credit Agreement also includes financial covenants that require the Company to (i) maintain a total leverage ratio not to exceed 65.0%, (ii) not to exceed certain fixed charge coverage ratios, and (iii) maintain a certain tangible net worth.

As of September 30, 2022, $73.7 million was outstanding under the Revolving Credit Facility.

On November 17, 2022, the Company executed an amendment to Credit Agreement which extends the maturity of the Revolving Credit Facility to April 1, 2024, amends certain financial covenants through the new term, and adds a requirement for the Company to use diligent efforts to pursue an equity raise or liquidity event by March 31, 2023.  In connection with this extension, the Company will owe an extension fee of $375,000.  When paid, the extension fee will be deferred and amortized over the new term of the Revolving Credit Facility.

The Company's loan with Bank of America, N.A. for the MVP Detroit Center Garage, LLC (“MVP Detroit”) garage requires the Company to maintain approximately $2.3 million in liquidity at all times, which is defined as unencumbered cash and cash equivalents. As of the date of this filing, the Company was in compliance with this lender requirement.

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

On July 5, 2022, VRMI merged with and into Suncrest Holdings, LLC (“Suncrest”), an entity managed by an entity majority owned and controlled by Michael Shustek, the Company’s former Chief Executive Officer. On July 11, 2022, Suncrest assigned and sold five of the six notes issued originally by VRMI to certain of the subsidiaries of the Company (collectively, the “VRMI Notes”) to VRMII. As a result, the obligations of Company subsidiaries under the five VRMI Notes, including all repayment obligations, are now owed to VRMII. All of the loans evidenced by the VRMI Notes mature and are payable in full on August 25, 2022. However, in August 2022, the Company extended the term of the VRMI Notes to August 2023. In connection with this extension, the coupon rate was increased from 7.0% to 7.5% and the Company paid the lender a $0.6 million extension fee.

Distributions and Stock Dividends

On March 22, 2018, the Company suspended the payment of distributions on its shares of common stock, par value $0.0001 per share (the "Common Stock"). There can be no assurance that cash distributions to the Company’s common stockholders will be resumed in the future. The actual amount and timing of distributions, if any, will be determined by the Company’s Board of Directors in its discretion and typically will depend on various factors that the Company's Board of Directors deems relevant.

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

The Company did not repurchase any of its shares during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company did not pay dividends on its shares of Common Stock and does not intend to pay dividends on its shares of Common Stock in 2022. No cash dividends can be made on the Common Stock until the preferred distributions are paid.

Dividend Reinvestment Plan

From inception through March 22, 2018, when the Company suspended payment of distributions on Common Stock, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its Common Stock pursuant to its Dividend Reinvestment Plan (“DRIP”) and issued 153,826 shares of its Common Stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital.

Preferred Stock

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), par value $0.0001 per share, and Series 1 Convertible Redeemable Preferred Stock ("Series 1 Preferred Stock" and, together with the Series A Preferred Stock, "Preferred Stock"), par value $0.0001 per share; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock and Series 1 Preferred Stock.

As of September 30, 2022 and 2021, approximately $0.6 million and $0.3 million of accrued and unpaid Series A Preferred Stock distributions, respectively, are included in accounts payable and accrued liabilities on the consolidated balance sheet.

As of September 30, 2022 and 2021, approximately $7.2 million and $4.4 million of accrued and unpaid Series 1 Preferred Stock distributions, respectively, are included in accounts payable and accrued liabilities on the consolidated balance sheet.

Common Stock Warrants

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

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument.  Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made.  Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of September 30, 2022, all outstanding warrants issued by the Company were classified as equity.

Critical Accounting Policies

Our 2021 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 30, 2022, contains a description of our critical accounting policies and estimates, including those relating to real estate investments and acquisitions. There have been no significant changes to our critical accounting policies during 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the quarter ended September 30, 2022, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As a result of this evaluation, our CEO and CFO concluded that the material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021, were still present as of September 30, 2022 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

The following remedial actions have been identified and initiated by the Company through September 30, 2022:

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

• Through its continued remediation efforts, the Company identified and recorded certain accounting adjustments during the third quarter of 2022 that were considered immaterial, individually and in the aggregate, to our Consolidated Financial Statements taken as a whole for the affected periods.  The Company’s continued remediation activities will include the designing of internal control policies and practices that directly respond to these accounting adjustments.

As the Company continues to evaluate and works to improve its internal control over financial reporting, the Company’s management may determine that additional or different measures to address control deficiencies or modifications to the remediation plan are necessary.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Note M — Commitments and Contingencies in Part I, Item 1 Notes to the Consolidated Financial Statements of this Quarterly Report.

ITEM 1A. RISK FACTORS

The following risk factors are material changes only and should be read in conjunction with the risk factors in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

We have determined that there are conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses since its inception and anticipates net losses for the near future. As of September 30, 2022, the Company was in compliance with all applicable covenants in agreements governing its debt. However, based on the Company’s projected financial performance for the twelve-month period subsequent to the date of the filing of this Quarterly Report on Form 10-Q, the Company currently projects that it will not be in compliance with a financial covenant under the Company’s Revolving Credit Facility, as defined in Note F, Revolving Credit Facility, prior to the maturity date, which would result in an event of default. Such a default would allow the lender under the Revolving Credit Facility to accelerate the maturity of the debt, which carries a balance of $73.7 million as of September 30, 2022, making it due and payable at that time. Further, if our independent auditor includes an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ending December 31, 2022, this may accelerate a default under our Revolving Credit Facility to the first quarter of 2023 at the time our financial statements for the year ending December 31, 2022 are filed. The Company does not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon an event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management’s plans include the following:

1.

Capitalizing on recent business development initiatives that we anticipate will improve total revenues through increased utilization of our parking assets and in many cases at higher average ticket rates.

2.	Management is budgeting reduced overhead costs in 2023 through the reduction or elimination of certain controllable expenses.
3.	The Company is pursuing further amendments and/or extensions with respect to the Revolving Credit Facility, including waivers of noncompliance with covenants.
4.	The Company is pursuing certain potential capital raise or liquidity events, including the Merger as described above.

However, there can be no assurance that the Company will be successful in completing any of these options.  As a result, management’s plans cannot be considered probable and thus does not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1(7)	Amended and Restated Agreement and Plan of Merger, dated as of September 26, 2022, between Mobile Infrastructure Trust and Mobile Infrastructure Corporation
3.1(1)	Articles of Amendment and Restatement of THE PARKING REIT, Inc.
3.2(2)	Articles of Amendment of THE PARKING REIT, Inc.
3.3(5)	Articles of Amendment of MOBILE INFRASTRUCTURE CORPORATION
3.4(6)	Certificate of Correction to the Articles of Amendment and Restatement of Mobile Infrastructure Corporation
3.5(3)	Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.6(4)	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc.
3.7(5)	Amended & Restated Bylaws of MOBILE INFRASTRUCTURE CORPORATION.
10.1(8)	First Amendment to Employment Agreement, dated August 23, 2022, among Mobile Infrastructure Corporation, Mobile Infra Operating Partnership, L.P. and Manuel Chavez.
10.2(8)	First Amendment to Employment Agreement, dated August 23, 2022, among Mobile Infrastructure Corporation, Mobile Infra Operating Partnership, L.P. and Stephanie Hogue.
10.3(8)	Form of LTIP Unit Agreement (Liquidity Event) among Mobile Infrastructure Corporation and Mobile Infra Operating Partnership, L.P. and the participant
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2022, formatted in iXBRL (inline extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.
**	Management compensatory agreement
(1)	Filed previously with Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 on September 24, 2015 and incorporated herein by reference.
(2)	Filed previously on Form 8-K on December 18, 2017 and incorporated herein by reference.
(3)	Filed previously on Form 8-K on October 28, 2016 and incorporated herein by reference.
(4)	Filed previously on Form 8-K on March 30, 2017 and incorporated herein by reference.
(5)	Filed previously on Form 8-K on November 12, 2021 and incorporated herein by reference.
(6)	Filed previously on Form 8-K on March 21, 2022 and incorporated herein by reference.
(7)	Filed previously on Form 8-K on September 27, 2022 and incorporated herein by reference.
(8)	Filed previously on Form 8-K on August 26, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
Date:	November 18, 2022

By:	/s/ Stephanie Hogue
Stephanie Hogue
President and Chief Financial Officer
Date:	November 18, 2022