Form 10-K
period 2022-12-31
Mobile Infrastructure Corp
filed 2023-03-22
CIK 1642985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: There is no established market for the Registrant's shares of common stock. On August 29, 2022, the board of directors of the Registrant approved an estimated net asset value per share of the Registrant's common stock of $14.76. There were approximately 5,137,544 shares of common stock held by non-affiliates at June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding As of March 17, 2023
Common Stock, $0.0001 Par Value	7,762,375

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

The forward-looking statements included herein are based upon the Company’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

•	the fact that the Company has limited history, as the Company was formed in 2015;
•	the Company’s ability to complete and realize the expected benefits of a liquidity event, including the consummation of the proposed merger with Fifth Wall Acquisition Corporation III
•	the Company's ability to achieve positive future financial and operating performance after the proposed merger with Fifth Wall Acquisition Corporation III
•	the Company’s ability to generate sufficient cash flows to pay distributions to the Company’s stockholders;
•	the impact on our business and those of our tenants from epidemics, pandemics or outbreaks of an illness, disease or virus (including COVID-19), including lockdowns and similar mandates;
•	the fact that the Company has experienced net losses since inception and may continue to experience additional losses;
•	changes in economic conditions generally and the real estate and debt markets specifically, including economic trends impacting parking facilities;
•	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;
•	competitive factors that may limit the Company’s ability to make investments or attract and retain tenants;
•	the ability of leases under our New Lease Structure (as defined below) to provide increases in same property rental revenue as compared to our prior leases;
•	the Company’s ability to attain its investment strategy or increase the value of its portfolio;
•	the loss of key personnel could have a material adverse effect upon the Company’s ability to conduct and manage the Company’s business;
•	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
•	the Company’s ability to successfully integrate pending acquisitions and transactions and implement an operating strategy;
•	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in the Company’s portfolio;
•	the Company’s ability to act on its pipeline of acquisitions;
•	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
•	changes in interest rates;
•	the Company’s ability to negotiate amendments or extensions to existing debt agreements;
•	the Company’s loss of REIT status and ability to remediate its loss of REIT status under U.S. federal income tax law;
•	potential adverse impacts from changes to the U.S. tax laws; and
•	changes to generally accepted accounting principles in the United States, or GAAP.

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

As of December 31, 2022, the Company owned 44 parking facilities (including one property classified as held for sale) in 22 separate markets throughout the United States, with a total of 15,750 parking spaces and approximately 5.4 million square feet.  The Company also owns approximately 0.2 million square feet of commercial space adjacent to its parking facilities.

As of December 31, 2022, 29 of the Company’s leases, or 65.9%, are governed under a modified net lease structure typically consisting of a low base rent component plus percentage rent above a negotiated threshold, as further described below (the “New Lease Structure”). The Company believes that the New Lease Structure will result in an increase in our property rental revenue compared to the prior leases.

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

Merger with Fifth Wall Acquisition Corp. III

On December 13, 2022, the Company and Fifth Wall Acquisition Corp. III (“FWAC”), a special purpose acquisition company sponsored by Fifth Wall Acquisition Sponsor III LLC ("Fifth Wall"), entered into a definitive merger agreement (the “Merger Agreement”). Upon closing of the merger (the “Merger”), FWAC will be the surviving entity and will be renamed “Mobile Infrastructure Corporation”.  The combined company following the Merger (“New MIC”) expects to be publicly traded on the New York Stock Exchange under the ticker “BEEP.” Following the steps of the Merger as provided in the Merger Agreement:

●	each then issued and outstanding Class A Share of FWAC will convert, on a one-for-one basis, into one share of New MIC common stock;
●	each then issued and outstanding share of the Company’s common stock will convert, on a 1.5-to-one basis, into one share of New MIC common stock;
●	each share of the Company’s Series 1 and Series A preferred stock issued and outstanding will be converted into the right to receive one share of Series 1 and Series A preferred stock of New MIC; and
●

each of the Company’s common stock warrants will become a warrant to purchase that number of shares of New MIC common stock equal to the product of (a) the number of shares of common stock that would have been issuable upon the exercise of such common stock warrant and (b) 1.5.

Additionally, in connection with the execution of the Merger Agreement, FWAC entered into subscription agreements with an initial PIPE investor (the “Initial PIPE Investor”), pursuant to which the Initial PIPE Investor agreed to purchase from New MIC, prior to or substantially concurrently with the closing of the Merger, $10 million of common stock, par value $0.0001 per share, of New MIC (the “New MIC Common Stock”) at $10.00 per 1.2 shares. The Initial PIPE Investor is controlled by Jeffrey Osher, a member of the Company’s Board of Directors.

The Merger Agreement also contemplates other PIPE investments through the entry into one or more additional subscription agreements with one or more investors to purchase Class A Shares of FWAC, New MIC Common Stock, New MIC preferred stock or convertible notes of New MIC.

Pursuant to the Merger, the Operating Partnership will convert from a Maryland limited partnership to a Delaware limited liability company. As a limited liability company, the Operating Partnership will continue to be treated as a partnership and a disregarded entity for tax and accounting purposes.

During the year ended December 31, 2022, the Company incurred costs of approximately $2.1 million associated with the Merger. These costs are being accounted for as deferred offering costs in accordance with FASB ASC Topic 340, Other Assets and Deferred Costs and are reflected within deferred offering costs on our Consolidated Balance Sheets as of December 31, 2022.

Terminated Merger with Mobile Infrastructure Trust

On May 27, 2022, the Company entered into an Agreement and Plan of Merger (the “MIT Merger Agreement”) by and between the Company and Mobile Infrastructure Trust, a Maryland real estate investment trust (“MIT”), which is 100% owned by Bombe Asset Management LLC (“Bombe”), an Ohio limited liability company owned by Mr. Chavez and Ms. Hogue. Pursuant to the terms of the MIT Merger Agreement, the Company would merge with and into MIT, with MIT continuing as the surviving entity resulting from the transaction. Prior to and as a condition to the merger with MIT, MIT expected to undertake an initial public offering (the “MIT IPO”) of its common shares of beneficial interest. Also, in March 2022, the Company had entered into an agreement with MIT, requiring the Company to be allocated, bear and (where practicable) pay directly certain costs and expenses related to the merger with MIT and the MIT IPO.

In connection with the execution of the Merger Agreement with FWAC, the MIT Merger Agreement and the cost allocation agreement with MIT were terminated.

During the year ended December 31, 2022, the Company incurred costs of approximately $4.6 million pursuant to the cost allocation agreement with MIT. Such amounts are included in organizational, offering and other costs on the Consolidated Statements of Operations.

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

On August 25, 2021, we completed the Transaction and as a result, the Company acquired three multi-level parking garages consisting of approximately 765 and 1,625 parking spaces located in Cincinnati, Ohio and approximately 1,154 parking spaces located in Chicago, Illinois totaling approximately 1.2 million square feet. In addition to the parking garages contributed, proprietary technology was contributed to the Company, which will provide management of the Company with real-time information on the performance of its assets. Pursuant to the closing of the Transaction, the Operating Partnership issued 7,495,090 newly issued OP Units at $11.75 per unit for total consideration of $84.1 million, net of transaction costs. The consideration received consisted of $35.0 million of cash, three parking assets with an estimated fair value of approximately $98.8 million and technology with an estimated fair value of $4.0 million. The Company also assumed long-term debt with an estimated fair value of approximately $44.5 million. In addition, the Company issued warrants to Color Up to purchase up to 1,702,128 shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at an exercise price of $11.75 for an aggregate cash purchase price of up to $20 million. The estimated fair value of the warrants recorded as of the closing date of the Transaction was approximately $3.3 million. Transaction expenses not directly related to the acquisition of the three contributed real estate assets or issuance of OP Units of approximately $12.2 million and the settlement of the deferred management internalization liability of $10.0 million were recorded in transaction expenses and settlement of deferred management internalization, respectively, in the Consolidated Statements of Operations.

Management assessed the potential accounting treatment for the Transaction by applying ASC 805 and determined that the Transaction did not result in a change of control. As a result, the three contributed real estate assets and the technology platform acquired, described above, were accounted for by the Company as asset acquisitions in the financial statements, which required recognition of assets and liabilities at acquired cost and reflect the capitalization of any transaction costs directly attributable to the asset acquisition.

Objectives

Over the next twelve months, management of the Company will be focused predominantly on the following strategic objectives:

•	Completing the Merger with FWAC and attracting a number of PIPE investors in order to provide the Company scale and capacity for growth;
•	Working with third-party operators to optimize the performance of the Company’s parking facilities and other assets to move towards cash flow positivity;
•	Reducing corporate overhead to move the Company towards profitability;
•	Pursuing options for refinancing near-term debt maturities; and
•	Continuing to identify paths for remediation of REIT status.

Management of the Company has continued to work closely with our tenants to evaluate capital requirements of the assets, with a view to understanding current and future demand drivers of those assets. The Company has been implementing its proprietary technology which provides real-time information on the performance of assets. Under the New Lease Structure, the Company has funded capital expenditures related to upgrades and optimization of our parking facilities, including but not limited to gate arm systems, lighting, and large capital improvements to structure and concrete. We expect to maintain an active dialogue with our tenants for the betterment of the Company’s portfolio.

Investment Strategy & Criteria

The Company’s management team has a long experience in the parking industry, the Company often receives off-market calls for parking facilities that are not yet being marketed for sale, as well as have early notices on properties just getting ready to be marketed. As such, the Company has a pipeline of acquisitions that is both bespoke and actionable, that the Company believes are off-market and largely unavailable to our competitors. The Company intends to continue to consolidate the industry through acquisitions, partnering with both owners and tenants, to create a meaningful pipeline and scale.

The Company’s investment strategy has historically focused primarily on acquiring, owning and leasing parking facilities, including parking lots, parking garages and other parking structures throughout the United States.  The Company has historically focused primarily on investing in income-producing parking lots and garages with air rights in MSAs. In expanding the Company’s portfolio, the Company will seek geographically diverse investments that address multiple key demand drivers and demonstrate consistent consumer use that are expected to generate cash flows and provide greater predictability during periods of economic uncertainty. Such targeted investments include, but are not limited to, parking facilities near one or more of the following key demand drivers:

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

The Company works closely with our current tenants to understand the return to each individual market, both as the Company considers the key demand drivers of the Company’s current assets, as well as new assets that the Company may consider acquiring as part of our investment strategy. The Company’s deep relationships with key tenants help facilitate collaboration with respect to our portfolio.

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

The Company cannot assure you that the Company will attain investment objectives or that the value of the Company’s assets will not decrease. The Company’s Board of Directors utilizes the investment policies to ensure investment decisions are in the best interests of the Company’s stockholders.

Concentration

The Company had fifteen and fourteen parking operators during the years ended December 31, 2022 and 2021, respectively. One tenant/operator, SP + Corporation (Nasdaq: SP) (“SP+”), represented 60.5% of the Company’s revenue, excluding commercial revenue, for both the years ended December 31, 2022 and 2021. Premier Parking Service, LLC represented 12.4% and 12.6% of the Company’s revenue, excluding commercial revenue, for the years ended December 31, 2022 and 2021, respectively.

In addition, the Company had concentrations in Cincinnati (19.2% and 20.8%), Detroit (12.5% and 13.8%), Chicago (8.7% and 9.5%), and Houston (7.8% and 8.5%) based on gross book value of real estate as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, 59.2% and 52.2% of the Company’s outstanding accounts receivable balance, respectively, was with SP+.

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

The Company’s parking facilities face, and any parking facilities acquired or invested in, will face, intense competition, which may adversely affect parking and rental income. The relatively low cost of entry has led to a strongly competitive, fragmented market consisting of competitors ranging from single facility operators to large regional and national multi-facility operators, including several public companies. In addition, the Company’s parking facilities compete with building owners that provide on-site paid parking. Certain competitors have more experience in owning and operating parking facilities. Moreover, some of the competitors will have greater capital resources, greater cash reserves and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available, may increase acquisition costs and may reduce demand for parking facilities, all of which may adversely affect operating results.

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

Human Capital

The Company had 14 employees as of December 31, 2022. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

The Company’s key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse bench of talent that translates into a strong and successful workforce.

Available Information

The Company is subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for Smaller Reporting Companies, and, as a result, files the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC from time to time. The SEC maintains a website (http://www.sec.gov) that contains the Company’s annual, quarterly and current reports, proxy and information statements and other information the Company files electronically with the SEC from time to time. Access to these filings is free of charge and can be accessed on the Company’s website, www.mobileit.com. The information on, or accessible through, the Company’s website is not incorporated into and does not constitute a part of this Annual Report or any other report or document the Company files with or furnishes to the SEC from time to time.

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

•	Increased fuel prices may adversely affect our operating environment and costs.
•	We have a limited operating history which makes our future performance difficult to predict.
•	We have experienced net losses in the past, and we may experience additional net losses in the future.
•	The Company will need to improve cash flow from operations to avoid a future liquidity shortfall.
•	We depend on our management team. The loss of key personnel could have a material adverse effect upon our ability to conduct and manage our business.
•

Shares of our Common Stock are illiquid. No public market currently exists for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date, or at all. It will be difficult for stockholders to sell shares, and if stockholders are able to sell shares, it will likely be at a substantial discount.

•	We do not currently pay cash dividends and do not intend to pay cash dividends for the foreseeable future.
•	Investors should not rely on the Company’s estimated NAV per share as being an accurate measure of the current value of the shares of our Common Stock.
•	A material failure, inadequacy, interruption or security failure of our technology networks and related systems could harm our business.
•	We may not be able to obtain, maintain, protect, defend and enforce our trademarks and trade names, or build name recognition in our markets of interest, thereby harming our competitive position.
•

Adverse judgments, settlements or investigations resulting from legal proceedings in which we may be involved could reduce our profits, limit our ability to operate our business or distract our officers from attending to our business.

•

The Company identified material weaknesses in its internal control over financial reporting and the Company may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of the Company’s financial statements or cause the Company to fail to meet our periodic reporting obligations. These material weaknesses could adversely affect the Company’s ability to report their results of operations and financial condition accurately and in a timely manner.

Risks Related to Our Portfolio

•	We may be unable to attain our investment strategy or increase the value of our portfolio.
•	We may be unable to grow our business by acquisitions of additional parking facilities.
•

Our revenues have been and will continue to be significantly influenced by demand for parking facilities generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

•

Changing consumer preferences and legislation affecting our industry or related industries may lead to a decline in parking demand, which could have a material adverse impact on our business, financial condition and results of operations.

•	We may not acquire the properties that we evaluate in our pipeline.
•	Our parking facilities face intense competition, which may adversely affect rental and fee income.
•	Our leases expose us to certain risks.
•	Our investments in real estate will be subject to the risks typically associated with real estate.
•	Uninsured losses or premiums for insurance coverage relating to real property may adversely affect stockholder returns.
•	Climate change may have a long-term impact on our business.
•	Real property is an illiquid investment, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.
•

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure stockholders that we will have funds available to correct such defects or to make such improvements.

•	Declines in the market values of our portfolio may adversely affect periodic reported results of operations and credit availability, which may reduce earnings.

Risks Related to Our Financing Strategy

•

Our inability to comply with a financial covenant under our Revolving Credit Facility resulted in the inclusion by our independent auditor of an explanatory paragraph regarding our ability to continue as a “going concern” for the year ended December 31, 2022 which may accelerate a default under our Revolving Credit Facility, and consequently, unless resolved favorably, continue to raise substantial doubt about MIC’s ability to continue as a going concern.

•	If we cannot obtain sufficient capital on acceptable terms, our business and our ability to operate could be materially adversely impacted.
•	We have debt, and we may incur additional debt.
•	Increasing interest rates may adversely affect us.
•	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•	Certain loans are and may be secured by mortgages on our properties and if we default under our loans, we may lose properties through foreclosure.
•	We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

Risks Related to Conflicts of Interest

•

Mr. Chavez, Ms. Hogue and Mr. Osher own, directly or indirectly, a substantial beneficial interest in the Company on a fully diluted basis and have the ability to exercise significant influence on the Company and the Operating Partnership, including the approval of significant corporate transactions.

•

The Company’s executive officers and certain of the Company’s directors face or may face conflicts of interest related to their positions and interests in affiliates of the Company, which could hinder our ability to implement our business strategy and generate returns to investors.

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

•	Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
•

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

•	Holders of the Company’s outstanding Preferred Stock have dividend, liquidation and other rights that are senior to the rights of the holders of the Company’s Common Stock.
•	Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks a stockholder may face.
•	Stockholders' interest in us could be diluted if we issue additional shares or Operating Partnership units, which could reduce the overall value of their investment.

Federal Income Tax Risks

•	Our failure to qualify as a REIT could have significant adverse consequences to us and the value of our Common Stock.
•	The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.

Risks Related to Our Business

Increased fuel prices may adversely affect our operating environment and costs.

Fuel prices have a direct impact on the ability and frequency of consumers to engage in activities related to transportation. Increases in the price of fuel may result in higher transportation costs and adversely affect consumer use at our parking garages. Increases in fuel costs also can lead to other non-recoverable, direct expense increases to us through, for example, increased costs of energy. Increases in energy costs for our tenants are typically recovered from lessees, although our share of energy costs increases as a result of lower occupancies, and higher operating cost reimbursements impact the ability to increase underlying rents. Rising fuel prices also may increase the cost of construction and the cost of materials that are petroleum-based, thus affecting the development of our existing assets or our tenants’ ongoing development projects.

We have a limited operating history which makes our future performance difficult to predict.

We were formed on May 4, 2015 and, on December 15, 2017, merged with MVP REIT, Inc., a Maryland corporation formed on April 3, 2012. We internalized our management function effective April 1, 2019 and the current management team has been in place since August 2021. Accordingly, we have a limited operating history, particularly as an internally managed company. Investors should not assume that the Company’s future performance will be similar to the past performance of the Company.

We incurred net losses attributable to our common stockholders of $11.1 million and $14.1 million for the years ended December 31, 2022 and 2021, respectively, and we may experience additional net losses in the future.

We incurred net losses attributable to our common stockholders of $11.1 million and $14.1 million for the years ended December 31, 2022 and 2021, respectively, and we may experience additional net losses in the future and not be profitable or realize growth in the value of our portfolio. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our net losses, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

The Company will need to improve cash flow from operations to avoid a future liquidity shortfall.

The Company must improve operational performance to avoid a liquidity shortfall. The Company’s ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside its control, including the impact of COVID-19 and return to normal daily activities, which are inconsistent across markets.  Some of the Company’s loan agreements require that the Company maintain certain liquidity and net worth levels. Should operational performance not materially improve through 2023, the Company will need to evaluate additional alternatives to raise capital to avoid a liquidity shortfall with its lenders.

We depend on our management team. The loss of key personnel could have a material adverse effect upon our ability to conduct and manage our business.

Our ability to achieve our investment objectives and to make distributions is dependent upon the performance of our management team in the identification and acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. The loss of services of one or more members of our key personnel or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, parking facility operators and managers and other industry personnel, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to stockholders in the future and the value of our Common Stock. Furthermore, the loss of one or more of our key personnel may constitute an event of default under certain of our limited non-recourse property-level indebtedness, which could result in such indebtedness being accelerated.

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

Investors should not rely on the Company’s estimated NAV per share as being the primary measure of the current value of the shares of our Common Stock, and relying on estimated NAV insolation could create a misleading or incomplete view of the current value of the shares of our Common Stock.

The Board of Directors, including all of its independent directors, has historically approved and established at least annually an estimated NAV per share of our Common Stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities and the Preferred Stock, divided by the number of fully-diluted shares of Common Stock outstanding (after giving effect to the redemption, on a one-for-one basis, of the OP Units). The objective of the board in determining the estimated NAV per share of Common Stock was to arrive at a value, based on recently available data, that it believed was reasonable based on methods that it deemed appropriate after consultation with the Company’s management team. As with any valuation method, the methods used to determine the estimated NAV per share were based upon a number of assumptions, estimates, forecasts and judgments that over time may prove to be incorrect, incomplete, or may change materially. Further, estimated NAV per share, if viewed in isolation, could create a misleading or incomplete view of the current value of the shares of our Common Stock. You should carefully review the financial information disclosed in this annual report in evaluating an investment decision.

In the most recent estimation of NAV established on August 29, 2022, the Board of Directors relied upon information provided by its management team regarding the Company’s real estate investments, other assets and liabilities and the number of shares of Common Stock outstanding on a fully diluted basis after giving effect to the redemption, on a one-for-one basis, of the OP Units held by the limited partners of the Operating Partnership, which will not necessarily result in a reflection of fair value under GAAP. Different parties using different methods could derive an estimated NAV per share that is significantly different from the estimated NAV per share determined by the board.

The estimated NAV per share is not a representation, warranty, guarantee or other indication that, among other things:

●	a stockholder would be able to realize the estimated NAV per share if such stockholder attempts to sell their shares of the Company’s Common Stock;
●

a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of the Company’s assets and settlements of the Company’s liabilities or if the Company were sold;

●	a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of the shares of our Common Stock; or
●

the methods used to determine the estimated NAV per share would be acceptable to, or in compliance with, the Employee Retirement Income Security Act of 1974, as amended, FINRA, the SEC, any state securities regulatory entity or the Department of Labor, with respect to their respective requirements.

Further, the estimated NAV per share was calculated as of a particular moment in time based on the shares of our Common Stock then outstanding and the amount and value of shares of our Common Stock will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets, and changes in the real estate and capital markets. If the proposed merger with Fifth Wall Acquisition Corporation III is approved by stockholders and consummated, we do not expect to publish an estimated NAV.

A material failure, inadequacy, interruption or security failure of our technology networks and related systems could harm our business.

Our information technology networks and related systems are essential to our ability to conduct our day to day operations. As a result, we face risks associated with security breaches, whether through cyberattacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons who access our systems from inside or outside our organization and other significant disruptions of our information technology networks and related systems. A security breach or other significant disruption involving our information technology networks and related systems could: disrupt our operations; result in the unauthorized access to, and the destruction, loss, theft, misappropriation or release of, proprietary, personally identifiable, confidential, sensitive or otherwise valuable information, which others could use to compete against us or which could expose us to damage claims by third parties for disruptive, destructive or otherwise harmful outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our business relationships or reputation generally. Any or all of the foregoing could materially and adversely affect our business.

Although we take various actions to maintain the security and integrity of our information technology networks and related systems and have implemented various measures to manage the risk of a security breach or disruption, we cannot be sure that our security efforts and measures will be effective or that any attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches change and generally are not recognized until launched against a target, and in some cases such techniques are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. It is not possible for this risk to be entirely mitigated.

Moreover, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities in our information technology networks. In addition, our remediation efforts may not be successful. Certain measures that could increase the security of our systems take significant time and resources to deploy broadly, and such measures may not be deployed in a timely manner or be effective against an attack. The inability to implement, maintain and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations.

Our proprietary software systems contain open source software, which may pose particular risks to our proprietary software in a manner that could harm our business.

We use open source software in our proprietary software and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our offerings. We could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease providing the implicated offerings unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop offerings that are similar to or better than ours.

Additionally, the use of certain open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business, financial condition and results of operations.

Inigma and pKatalyst, our proprietary software systems, are not currently protected by any patents, registered trademarks or licenses, which may prevent us from using, or enforcing our intellectual property rights to these systems and could adversely affect our business, results of operations and financial condition.

Inigma is our proprietary software management tool that we developed to monitor parking facilities in real-time. pKatalyst is our proprietary technology platform that will allow us to provide a virtual fence or perimeter around up to 14,000 parking facilities and to monitor consumer movement into and out of our parking facilities, as well as those of our competitors. Neither Inigma nor pKatalyst, nor these systems’ underlying technology, is currently registered, as a patent or a trademark, with the U.S. Patent and Trademark Office and we do not intend to register them in the near future. To the extent that Inigma or pKatalyst violates the proprietary rights of others, we may therefore be subject to damage awards or judgments prohibiting our use of Inigma or pKatalyst. In addition, our intellectual property rights in Inigma or pKatalyst may not be enforceable against any prior users of similar intellectual property. Our inability to use Inigma or pKatalyst or enforce our intellectual property rights to Inigma or pKatalyst could have an adverse effect on our business, financial condition and results of operations.

We may in the future be subject to claims that we violated certain third party intellectual property rights, which, even where meritless, can be costly to defend and could materially adversely affect our business, results of operations and financial condition.

Our success depends, in part, on our ability to maximize revenues and profitability at our parking facilities with a technology-driven approach to collaboration with our tenant operators, including the use of our proprietary software, without infringing on, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our software systems are infringing on, misappropriating or otherwise violating third party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. Also, various “non-practicing entities” and other intellectual property rights holders may in the future attempt to assert intellectual property claims against us or seek to monetize the intellectual property rights they own to extract value through licensing or other settlements, even if the claims are meritless.

Our use of third party software and other intellectual property rights may be subject to claims of infringement or misappropriation. The vendors who provide us with technology that we incorporate in our proprietary software also could become subject to various infringement or misappropriation claims, which may then affect our use of our proprietary software. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe, misappropriate or otherwise violate the intellectual property rights of others.

From time to time, our competitors or other third parties may claim that we are infringing upon, misappropriating or otherwise violating their intellectual property rights. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, results of operations, cash flows, or prospects. Any claims or litigation, even those without merit and regardless of the outcome, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial costs or damages, obtain a license, which may not be available on commercially reasonable terms or at all, pay significant ongoing royalty payments, settlements or licensing fees, prevent us from maximizing our revenues and profitability at our parking facilities and from using certain technologies, force us to implement expensive and time-consuming workarounds or redesigns, distract management from our business or impose other unfavorable terms.

We may not be able to obtain, maintain, protect, defend and enforce our trademarks and trade names, or build name recognition in our markets of interest, thereby harming our competitive position.

We believe that the protection of our trademark rights is an important factor in protecting our brand and maintaining goodwill. We may be unable to obtain trademark protection for our technologies, logos, slogans and brands, and our existing trademark registrations and applications, and any trademarks that may be used in the future, may not provide us with competitive advantages or distinguish our brand and our business from those of our competitors. Further, we may not timely or successfully register our trademarks.

If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. We have filed applications for registration, among other trademarks, the term “Mobile Infrastructure Corporation” in the United States. Although we have applied for these trademark registrations, there are no certainties that these applications will result in a registration of these trademarks.

Competitors may adopt trademarks and/or tradenames similar to ours, thereby harming our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Furthermore, our trademarks, upon registration, may be opposed, contested, circumvented or found to be unenforceable, weak or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them or using similar marks in a manner that causes confusion or dilutes the value or strength of our brand. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States may be necessary in the future to enforce our trademark rights and to determine the validity and scope of the trademark rights of others. Our efforts to obtain, maintain, protect, defend and enforce our trademarks may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.

We may be unable to continue to use the domains that we use in our business or prevent third parties from acquiring and using domains that infringe, misappropriate or otherwise violate, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.

We have registered a domain that we use in, or is related to, our business, www.mobileit.com. If we lose the ability to use the domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our offerings under a new domain name, which could cause us substantial harm or cause us to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and other third parties could attempt to capitalize on our brand recognition by using domains similar to ours. We may be unable to prevent our competitors and other third parties from acquiring and using domains that infringe, misappropriate, or otherwise violate, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Obtaining, maintaining, protecting, defending and enforcing our rights in our domain may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition, and results of operations.

Adverse judgments, settlements or investigations resulting from legal proceedings in which we may be involved could reduce our profits, limit our ability to operate our business or distract our officers from attending to our business.

The nature of our business exposes our properties, us, the Operating Partnership and our other subsidiaries to the risk of claims and litigation in the normal course of business. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including current or former tenants, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third party indemnity, but such third parties fail to fulfill their contractual obligations.

In addition, we may be required to indemnify and advance indemnification expenses to MIC’s former chief executive officer for certain claims related to a civil lawsuit filed by the SEC against him and his advisory firm alleging violations of securities laws, in an amount not to exceed $2.0 million, depending on the final outcome of the findings of the court. The SEC seeks disgorgement, injunctions, and bars against him and his advisory firm and related penalties.

The Company identified material weaknesses in its internal control over financial reporting and the Company may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of the Company’s financial statements or cause the Company to fail to meet our periodic reporting obligations. These material weaknesses could adversely affect the Company’s ability to report their results of operations and financial condition accurately and in a timely manner.

The Company’s management identified material weaknesses in its internal control over financial reporting in connection with its assessment as of and for the year ended December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (1) the Company’s lack of appropriate segregation of duties within its accounting and finance groups; (2) the lack of formal and effective controls over user access to certain information systems to ensure adequate restriction of users and privileged access to transaction processing applications; and (3) inappropriate application of accounting for certain transactions and disclosures.

Although the Company has begun to implement measures to address the material weaknesses, the implementation of those measures may not fully address the material weaknesses and deficiencies in the Company’s internal control over financial reporting, and the Company cannot conclude that these matters have been fully remedied. The following remedial actions have been identified and initiated by the Company:

●	The Company has hired a Chief Accounting Officer and will hire (as needed) and train additional accounting resources with appropriate levels of experience and reallocating responsibilities across the Company’s finance organization. This measure provides for segregation of duties and ensures that the appropriate level of knowledge and experience will be applied based on the risk and complexity of transactions and tasks under review.
●	The Company will continue to educate control owners and enhance policies to ensure appropriate restrictions related to user access and privileged access are in place.
●	The Company has re-evaluated the permissions of user roles within the Company’s accounting system and has re-assigned access to individuals in order to establish more appropriate segregation of duties.
●	We have enhanced internal control documentation for key controls to ensure the assignment of preparers and reviewers, and establishing policies for the formal sign-off of key controls.
●	Beginning with the third quarter of 2022, the Company established a formal Disclosure Committee to enhance governance by management for the oversight of internal controls over financial reporting, including disclosure controls and procedures.
●

The Company has provided access to accounting literature and research to enable the control owners in evaluating technical accounting pronouncements for certain transactions, in addition to utilizing third party resources when appropriate.

●

Through its continued remediation efforts, the Company identified and recorded certain accounting adjustments during the third and fourth quarters of 2022 that were considered immaterial, individually and in the aggregate, to the Company’s consolidated financial statements taken as a whole for the affected periods.  The Company’s continued remediation activities will include the designing of internal control policies and practices that directly respond to these accounting adjustments.

There can be no assurance that the actions we already have completed coupled with the additional actions we have planned under our remediation plan will be sufficient to remediate the material weakness identified and strengthen our internal control over financial reporting. The actions we are taking are subject to ongoing senior management review.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that any additional material weaknesses or resulting restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Risks Related to Our Portfolio

We may be unable to attain our investment strategy or increase the value of our portfolio.

Our investment strategy has historically focused primarily on acquiring, owning and leasing parking facilities to third party tenants, including parking lots, parking garages and other parking structures throughout the United States. We have historically focused primarily on investing in income-producing parking lots and garages with air rights in MSAs. In expanding our portfolio, we will seek geographically diverse investments that address multiple key demand drivers and demonstrate consistent consumer use, that are expected to generate positive cash flows and provide greater predictability during periods of economic uncertainty. We may be unable to expand our portfolio in accordance with this investment strategy or increase the value of our portfolio, and as a result, we may not be able to increase our rental revenues we anticipate earning through our investment strategy.

We may be unable to grow our business by acquisitions of additional parking facilities.

Our investment strategy involves the acquisition of additional parking facilities. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

●	competition from other investors, including publicly traded and private real estate investment trusts (“REITs”), numerous financial institutions, individuals and public and private companies;
●	contingencies in our acquisition agreements; and
●	the availability and terms of financing.

We might encounter unanticipated difficulties and expenditures relating to any acquired parking facilities.

For example:

●

we do not believe that it is possible to understand fully a parking facility before it is owned and leased for a reasonable period of time, and, notwithstanding pre-acquisition due diligence, we could acquire a parking facility that contains undisclosed defects;

●	the market in which an acquired parking facility is located may experience unexpected changes that adversely affect the parking facility’s value;
●	the occupancy and utilization of parking facilities that we acquire may decline during our ownership;
●

the operating costs for our acquired parking facilities may be higher than anticipated, which may result in tenants that pay or reimburse us for those costs terminating their leases or our acquired parking facilities not yielding expected returns;

●	we may not successfully leverage the Company’s relationship with other investors to grow the Company’s customer base;
●

we may acquire parking facilities subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, consumers or other persons related to actions taken by former owners of the parking facilities; and

●	acquired parking facilities might require significant attention from management that would otherwise be devoted to our other business activities.

For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our investment strategy with respect to the acquisition of additional parking facilities may not succeed or may cause us to experience losses.

In addition, because of our management team’s extensive experience in the parking industry, we often receive off-market calls for asset acquisition opportunities before properties are marketed for sale, as well as early notices on properties preparing to be marketed. We may be unable to acquire new parking facilities if we experience a decline in the number of off-market calls for parking facilities that are not yet being marketed for sale or if notices of properties preparing to be marketed for sale become increasingly available to our competitors.

Our revenues have been and will continue to be significantly influenced by demand for parking facilities generally, and a decrease in such demand would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

The focus for our portfolio has been and will continue to be on parking facilities. A decrease in the demand for parking facilities, or other developments adversely affecting such sector of the real estate market, would likely have a more pronounced effect on our financial performance than if we owned a more diversified real estate portfolio.

If adverse economic conditions reduce discretionary spending, business travel or other economic activity, such as sporting events and entertainment, that fuels demand for parking, our revenues could be reduced. In addition, our parking facilities tend to be concentrated in urban areas.

The COVID-19 pandemic has resulted in reduced discretionary spending, reduced travel and other activity. Users of our parking facilities include workers who commute by car to their places of employment in these urban centers. The return on our investments has been and may continue to be materially adversely affected by restrictions in reaction to the COVID-19 pandemic and may further continue to be materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where our parking facilities are situated to other locations. See “Risks Related to Our Business - The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations, and its duration and ultimate lasting impact is unknown.”

Increased office vacancies in MSAs or movement toward home office alternatives could reduce consumer demand for parking, which could adversely impact our revenues and financial condition. Moreover, changing lifestyles and technological innovations also may decrease the need for parking spaces, thereby decreasing the demand for parking facilities. The need for parking spaces, for example, may decrease as the public increases its use of delivery service companies and ridesharing companies or elects to take public transit for their transportation needs. Future technological innovations, such as driverless vehicles, also may decrease the need for parking spaces. It is also possible that cities could enact new or additional measures such as higher tolls, increased taxes or vehicle occupancy requirements in certain circumstances, to encourage car-pooling and the use of mass transit, all of which could adversely impact the demand for parking. Weather conditions, such as hurricanes, snow, flooding or severe weather storms, and other natural disasters and acts of terrorism could also disrupt our parking operations and further reduce the demand for parking.

Changing consumer preferences and legislation affecting our industry or related industries may lead to a decline in parking demand, which could have a material adverse impact on our business, financial condition and results of operations.

Increased demand for ride sharing services, such as Uber and Lyft, and car sharing services, like Zipcar, along with the potential for driverless cars, may lead to a decline in parking demand in cities and urban areas. While we devote considerable effort and resources to analyzing and responding to consumer preference and changes in the markets in which we operate, consumer preferences cannot be predicted with certainty and can change rapidly. Changes in consumer behaviors, including the use of mobile phone applications and on-line parking reservation services that help drivers reserve parking with garage, lots and individual owner spaces, cannot be predicted with certainty and could change current customers' parking preferences, which may have an impact on the price customers are willing to pay for parking. Additionally, urban congestion and congestion pricing due to the aforementioned ride sharing services, or state and local laws that have been or may be passed encouraging carpooling and use of mass transit systems, may negatively impact parking demand and pricing that a customer would be willing to pay for parking. If we are unable to anticipate and respond to trends in the consumer marketplace and the industry, including, but not limited to, market displacement by livery service companies, car sharing companies and changing technologies, we could experience a material and adverse impact on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage the use of carpooling and mass transit. In the future, local, state and federal environmental regulatory authorities may pursue or continue to pursue, measures related to climate change and greenhouse gas emissions which may have the effect of decreasing the number of cars being driven. Such laws or regulations could adversely impact the demand for our services and our business.

The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations, and its duration and ultimate lasting impact is unknown.

The COVID-19 pandemic and the restrictions intended to prevent its spread have had a significant adverse impact on economic and market conditions around the world, including in the United States. These conditions have had, and may continue to have, a material adverse impact on our business. In particular, many of our parking facilities are located near government buildings and courthouses and event centers, which depend in large part on consumer traffic, and conditions that lead to a decline in consumer traffic have had a material and adverse impact on those businesses. Many state and local governments restricted public gatherings or required people to shelter in place, which also had, and in some cases, eliminated or severely reduced the demand for parking. Such events have adversely impacted and may continue to adversely impact our tenants’ operations and/or cause the temporary closure of our tenants’ businesses, which could significantly disrupt or cause a closure of their operations and, in turn, significantly impact or eliminate the rental revenue we generate from our leases with them. In particular, our tenants pay us percentage rent, which is based on the amount by which gross revenues of each parking facility exceeds a base amount; therefore, declines in occupancy and the decreases in utilization resulting from the restrictions intended to prevent the spread of COVID-19 and the disruption or closure of our tenants’ operations as a result of the COVID-19 pandemic have reduced, and may in the future reduce, the annualized parking revenues we earn.

The COVID-19 pandemic has also resulted in reduced discretionary spending, reduced travel and other activity. Users of our parking facilities include workers who commute by car to their places of employment in these urban centers. The return on our investments has been and may continue to be materially adversely affected by restrictions in reaction to the COVID-19 pandemic and may further continue to be materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs, via hybrid-scheduled and remote work, from the urban centers where our parking facilities are situated to other locations.

Although occupancy and utilization at our parking facilities are beginning to recover from their low point experienced during the COVID-19 pandemic, they remain below pre-COVID-19 pandemic levels and may continue indefinitely. We may experience future declines as a result of a resurgence of the COVID-19 pandemic from time-to-time or otherwise.

The duration and ultimate impact of the COVID-19 pandemic is not known. Our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations may continue to be negatively impacted as a result of the COVID-19 pandemic and may remain at depressed levels compared to pre-COVID-19 pandemic levels for an extended period, which would have a material adverse effect on the value and trading price of our Common Stock.

We may not acquire the properties that we evaluate in our pipeline.

We generally seek to maintain a robust pipeline of investment opportunities. Transactions may fail to close for a variety of reasons, including the discovery of previously unknown liabilities or other items uncovered during our diligence process. Similarly, we may not execute binding purchase agreements with respect to properties that are currently subject to non-binding letters of intent, or LOIs, and properties with respect to which we are negotiating may not lead to the execution of any LOI. For many other reasons, we may not ultimately acquire the properties in our pipeline.

Our parking facilities face intense competition, which may adversely affect rental and fee income.

We believe that competition in parking facility operations is intense. In addition, any parking facilities we acquire may compete with building owners that provide on-site paid parking. Certain of the competitors have more experience than we do in owning and operating parking facilities. Moreover, some of our competitors will have greater capital resources, greater cash reserves and a greater ability to borrow funds. Competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for parking facilities, all of which may adversely affect our operating results. Additionally, an economic slowdown in a particular market could have a negative effect on our parking fee revenues.

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

Our leases expose us to certain risks.

We lease parking facilities to tenants that either offer parking facilities to the public or provide parking to their employees. One of our strategic objectives is to focus heavily on the performance of each parking facility, working with our tenants to create a business plan for each parking facility to improve cash flow and rental income. Those business plans were finalized in the first quarter of 2022 and are now underway for execution. The performance of our parking facilities continued to improve through 2022, although assets with significant work force and/or corporate exposure have not returned to office as quickly as anticipated in early 2022.  While our tenant-operators continue to execute on the asset-level business plans, it is possible that the economic slowdown will materially impact the performance of our assets. Our inability or the inability of our tenants to execute on these business plans could have a material adverse effect on our business, financial condition and results of operations. In addition, the loss or renewal on less favorable terms of a substantial number of leases, or a breach, default or other failure to perform by a tenant under a lease, or material reduction in the rental income associated with our leases (or an increase in anticipated expenses to the extent we are responsible for such expenses) could also have a material adverse effect on our business, financial condition and results of operations.

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

The value of real estate may be adversely affected by a number of risks, including:

●	epidemics, pandemics or other outbreaks of an illness, disease or virus;
●	natural disasters such as hurricanes, earthquakes and floods;
●	acts of war or terrorism, including the consequences of terrorist attacks;
●	adverse changes in national and local economic and real estate conditions;
●	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
●	costs associated with real property taxes and changes in tax rates;
●	costs of remediation and liabilities associated with environmental conditions affecting properties;
●	costs associated with complying with the Americans with Disabilities Act, which may reduce the amount of cash available for distribution to our stockholders;
●

our properties may be overly concentrated in certain geographic areas, and a worsening of economic or real estate conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business; and

●	the potential for uninsured or underinsured property losses.

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

Climate change may have a long-term impact on our business.

There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, investor expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure in the United States, all have the potential to disrupt our business and operations. Such events could result in a significant increase in our costs and expenses and harm our future revenue, cash flows and financial performance. Global climate change is resulting, and may continue to result, in certain natural disasters and adverse weather, such as droughts, wildfires, storms, sea-levels rising and flooding, occurring more frequently or with greater intensity, which could cause business disruptions and impact our employees’ abilities to commute to work or to work from home effectively. Government failure to address climate change could result in greater exposure to economic and other risks from climate change and impact our ability to achieve climate goals.

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

Market values of the assets in our portfolio may decline for a number of reasons, such as changes in prevailing market rates, increases in tenant defaults, decreases in parking facility occupancy or utilization and decreases in market rents and other factors typically associated with owning real estate.

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

Risks Related to Our Financing Strategy

Our inability to comply with a financial covenant under our Revolving Credit Facility resulted in the inclusion by our independent auditor of an explanatory paragraph regarding our ability to continue as a “going concern” for the year ended December 31, 2022 which may accelerate a default under our Revolving Credit Facility, and consequently, unless resolved favorably, continue to raise substantial doubt about MIC’s ability to continue as a going concern.

The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses since its inception and anticipates net losses for the near future. As of December 31, 2022, the Company was not in compliance with all applicable covenants in agreements governing its debt, resulting in events of default. Additionally, based on the Company’s expected financial performance for the twelve-month period subsequent to the filing of the December 31, 2022 Form 10-K, the Company expects that it will not be in compliance with a financial covenant under the Revolving Credit Facility, which would result in another event of default. Such event allows the lender to accelerate the maturity of the debt under the Revolving Credit Facility which carries a balance of $73.7 million as of December 31, 2022. Further, our independent auditor has included an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ending December 31, 2022, which constitutes an event of default under our Revolving Credit Facility at the time our financial statements for the year ending December 31, 2022 are filed. The Revolving Credit Facility also requires the Company to initiate an equity raise in order to achieve a fixed charge coverage ratio (“FCCR”) of 1.4 to 1.0 as of March, 31, 2023. The Company does not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon an event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management’s plans include the following:

1.

Capitalizing on recent business development initiatives that we anticipate will improve total revenues through increased utilization of our parking assets and in many cases at higher average ticket rates.

2.	Management is budgeting reduced overhead costs in 2023 through the reduction or elimination of certain controllable expenses.
3.	We are pursuing further amendments and/or extensions with respect to the Revolving Credit Facility, including waivers of noncompliance with covenants.
4.	We have initiated equity raise or liquidity events, including the proposed merger with Fifth Wall Acquisition Corporation III.

However, there can be no assurance that we will be successful in completing any of these options.  As a result, management’s plans cannot be considered probable and thus does not alleviate substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.

If we cannot obtain sufficient capital on acceptable terms, our business and our ability to operate could be materially adversely impacted.

In addition to customary representations, warranties, covenants, and indemnities, our existing loan agreements require us and/or our subsidiaries to comply with covenants involving, among other matters, limitations on incurrence of indebtedness, debt cancellation, property cash flow allocation, liens on properties and requirements to maintain minimum unrestricted cash balances. As noted above, unless we are able to sell assets or raise other capital, we may be unable to meet the minimum unrestricted cash balances in our loan agreements, which could result in events of default.  Our existing loan agreements contain covenants that may limit our ability to sell assets, including covenants that limit debt cancellation and assignment of debt in connection with the sale of an asset. In addition, certain of our assets are collateral under multiple loan agreements, which may limit our ability to sell such assets. We may enter into additional loan agreements that also may contain covenants, including those requiring us to comply with various financial covenants.

If we breach covenants under our loan agreements, we could be held in default under such loans, which could accelerate our repayment date and materially adversely affect our financial condition, results of operations and cash flows.

Our failure to comply with covenants in any of our loan agreements will likely constitute an event of default and, if not cured or waived, may result in:

●

acceleration of all of our debt under such loan agreement (and any other debt containing a cross-default or cross-acceleration provision, including certain of our loan agreements) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all;

●	our inability to borrow any unused amounts under such loan agreement, even if we are current in payments on borrowings under such loan agreement; and/or
●	the loss of some or all of our assets to foreclosure or sale.

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

We have debt, and we may incur additional debt.

We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient to meet required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our investors. Incurrence of debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Excessive debt could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes, prevent our achieving investment grade ratings from nationally recognized credit rating agencies and reduce our ability to make distributions to our investors.

For example, the Credit Agreement, dated as of March 29, 2022, by and among the Operating Partnership, KeyBanc Capital Markets, as lead arranger, and KeyBank, National Association, as administrative agent and lender, as amended by Amendment No. 1 to Credit Agreement, dated November 17, 2022 (the  “Credit Agreement”), contains customary representations, warranties, conditions to borrowing, covenants and events of default, including certain covenants that limit or restrict, subject to certain exceptions, the ability of us, the Operating Partnership and our other subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, make investments or acquisitions or incur certain indebtedness. Among other things, the Credit Agreement requires us to:

●	maintain a total leverage ratio not to exceed 65.0%;
●	maintain fixed charge coverage ratios not less than:
o	1.00 to 1.00 through December 31, 2022;
o	1.25 to 1.00 until March 31, 2023; and
o	1.40 to 1.00 thereafter; and
●	use diligent efforts to pursue a capital raise by March 31, 2023; and
●

maintain a tangible net worth of not less than $206,908,200 plus 90.0% of the net proceeds received by us or the Operating Partnership and certain of our subsidiaries at any time from the issuance of stock (whether common, preferred or otherwise) by us, the Operating Partnership or certain of our other subsidiaries.

As of the date of this Annual Report, the Company was not in compliance with all lender requirements of our debt.

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

Increasing interest rates may adversely affect us.

Since the most recent U.S. economic recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions that have resulted in low interest rates for a long period of time. In March 2022, the U.S. Federal Reserve increased interest rates for the first time since 2018 and raised rates six more times in 2022 and once more in February 2023. The U.S. Federal Reserve signaled that more rate hikes may come in 2023. Market interest rates are expected to continue to increase, and those increases may materially and negatively affect us in several ways, including:

●

Stockholders may consider whether to buy or sell shares of our Common Stock based upon the distribution rate on shares of our Common Stock, if any, relative to the then prevailing market interest rates. If market interest rates go up, stockholders may expect a higher distribution rate than we are able to pay or may sell shares of our Common Stock and seek alternative investments that offer higher distribution rates. Sales of shares of our Common Stock may cause a decline in the market price of shares our Common Stock.

●

Amounts outstanding under the Revolving Credit Facility require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our investors.

Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the market price of our Common Stock to decline.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, the Company had aggregate U.S. federal and state net operating loss carryforwards, or NOLs, of $58,602,794 (of which $8,585,685 was incurred in tax years beginning before January 1, 2018), which may be available to offset future taxable income for income tax purposes, and portions of which expire in various years. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. Federal NOLs incurred in tax years ending before January 1, 2018 may be carried forward for 20 years. The Company’s NOLs are subject to these carry forward and deductibility limits. Further, a lack of future taxable income would adversely affect the Company’s ability to utilize these NOLs before they expire.

In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes. The proposed merger with FWAC as well as the transactions occurring prior to the proposed merger, including transactions contemplated by the Purchase and Contribution Agreement, may result in an ownership change under Section 382 of the Code that could affect the Company’s ability to utilize the Company’s NOLs to offset future taxable income. Furthermore, the Company’s ability to utilize NOLs of companies that we have acquired or that we may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, the Company may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if the Company attains profitability, which could potentially result in increased future tax liability to the Company and could adversely affect our operating results and financial condition.

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

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We have historically based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Mobile Infrastructure Corporation.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in our consolidated financial statements will include, and may include in the future, those related to revenue recognition; valuation of intangibles in purchase accounting; allowance for doubtful accounts; costs to obtain or fulfill a contract; valuation of common stock; carrying value and useful lives of long-lived assets; loss contingencies; and the provision for income taxes and related deferred taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the market price of the Company’s Common Stock.

Additionally, we will regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position and profit, or cause an adverse deviation from our revenue and operating profit targets, which may negatively impact our financial results.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable to us absent such restrictions.

Risks Related to Conflicts of Interest

Mr. Chavez, Ms. Hogue and Mr. Osher own, directly or indirectly, a substantial beneficial interest in the Company on a fully diluted basis and have the ability to exercise significant influence on the Company and the Operating Partnership, including the approval of significant corporate transactions.

As of December 31, 2022, (i) Mr. Chavez, Ms. Hogue and Mr. Osher beneficially own, as the controlling persons of Color Up, 2,624,831 shares of the Company’s Common Stock, or 33.8% of the outstanding shares of the Company Common Stock as of such date, a warrant to purchase 1,702,128 shares of the Company Common Stock and 7,495,090 OP Units, or approximately 44.2% of the outstanding OP Units as of such date, (ii) Mr. Osher beneficially owns through HS3 an additional 1,702,128 OP Units, or approximately 10.0% of the outstanding OP Units as of such date,  425,532 Class A Units, and, individually, 2,092 LTIP Units and (iii) Mr. Chavez and Ms. Hogue beneficially own, in the aggregate, 1,500,000 OP Performance Units and 272,341 OP LTIP Units. OP Units are redeemable for shares of the Company’s Common Stock, on a one-for-one basis, or cash at the Company’s option, pursuant and subject to the terms and provisions of the Partnership Agreement. In accordance with the 2021 Employment Agreements, Mr. Chavez and Ms. Hogue received 13,550 LTIP Units and 10,163 LTIP Units, respectively, as annual bonus for fiscal year 2022.  Additionally, in accordance with the 2021 Employment Agreements, Mr. Chavez and Ms. Hogue were awarded 67,751 LTIP Units and 40,650 LTIP Units, respectively, as annual equity awards for fiscal year 2022.  Each LTIP Units awarded for the annual bonus and annual equity awards was granted on February 28, 2023. On February 28, 2023, Mr. Osher was awarded 5,420 LTIP Units as payment for annual director fees for the year ended December 31, 2022.

Pursuant to their current ownership and potential future ownership of the Company’s Common Stock, Mr. Chavez, Ms. Hogue and Mr. Osher have the ability to influence the outcome of matters presented to the Company’s stockholders, including the election of the Company’s Board and approval of significant corporate transactions, including business combinations, consolidations and mergers. Therefore, Mr. Chavez, Ms. Hogue and Mr. Osher have substantial influence over the Company and could exercise influence in a manner that is not in the best interests of the Company’s other stockholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial.

The Company’s executive officers and certain of the Company’s directors face or may face conflicts of interest related to their positions and interests in affiliates of the Company, which could hinder our ability to implement our business strategy and generate returns to investors.

The Company’s executive officers and certain of the Company’s directors are also executive officers, directors, managers and key professionals of other affiliated entities. The Company’s Chief Executive Officer and one of its directors, Manuel Chavez, its President, Chief Financial Officer, Treasurer and one of its directors, Stephanie Hogue, and Jeffrey B. Osher, one of the Company’s directors, together beneficially own a significant percentage of the Company’s Common Stock and entities affiliated with them are limited partners of the Operating Partnership. Each of Mr. Kellar, Ms. Holley and Mr. Jones are current directors of the Company. Each of Mr. Chavez, Ms. Hogue, Mr. Osher, Mr. Kellar, Ms. Holley and Mr. Jones, individually, are also limited partners of the Operating Partnership. Mr. Chavez and Ms. Hogue will also continue in their ownership and management roles with Bombe Asset Management, LLC (“Bombe”).

As a result, the Company’s executive officers and certain of the Company’s directors owe duties to each of these entities, their members, limited partners and investors, which duties may from time to time conflict with the duties that they owe to the Company. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to the Company’s business, which could harm the implementation of the Company’s business strategy and the Company’s investment and leasing opportunities.

Conflicts with the Company’s business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and time and services between the Company and the other entities, (b) the timing and terms of the investment in or sale of an asset, (c) development of the Company’s properties by such affiliates, and (d) investments with such affiliates. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to the Company’s business, which could harm the implementation of the Company’s business strategy and our investment and leasing opportunities. If the Company does not successfully implement its business strategy, the Company may be unable to generate cash available for distribution needed to make distributions to our investors and to maintain or increase the value of its assets.

The foregoing responsibilities and relationships could create competition for the time and efforts of Mr. Chavez, Ms. Hogue and Mr. Osher and may give rise to conflicts of interest, or the appearance of such conflicts of interest.

Further, the Company’s directors and officers and any of their respective affiliates are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition or sale of real estate investments or that otherwise compete with the Company following the proposed merger with Fifth Wall Acquisition Corporation III (“FWAC”). Additionally, concurrently with the execution of the Merger Agreement, FWAC entered into a Subscription Agreements with entities affiliated with Mr. Osher (the “Initial PIPE Investor”), pursuant to which, among other things, the Initial PIPE Investor agreed to subscribe for and purchase, and FWAC agreed to issue and sell to the Initial PIPE Investor an aggregate of 1,200,000 shares of the Company’s common stock (post-merger) for a purchase price of $10.00 per 1.2 shares, on the terms and subject to the conditions set forth therein. The Subscription Agreement contains customary representations and warranties of FWAC, on the one hand, and the Initial PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. The Subscription Agreement provides the Initial PIPE Investor with certain customary registration rights.

All of the Company’s transactions or relationships which involve a conflict of interest will be approved by the Company’s directors who are disinterested in the particular transaction and, if there are no disinterested directors, by both the affirmative vote of a majority of the Company’s Board and the affirmative vote of a majority of the Company’s independent directors. Similarly, the appointment of, and the equity compensation paid by the Company to its executive officers and directors will be subject to determination by the Company’s independent directors or the compensation committee of the Company’s Board. Nonetheless, despite such reviews and approvals, the Company’s agreements with certain of its executive officers will provide wide discretion for these parties to pursue their business activities separate from the Company, and these parties may pursue activities that conflict with our interests.

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

As permitted by Maryland law, our charter limits the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Therefore, our directors and officers will be subject to monetary liability resulting only from:

●	actual receipt of an improper benefit or profit in money, property or services; or
●	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

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

Holders of the Company’s outstanding Preferred Stock have dividend, liquidation and other rights that are senior to the rights of the holders of the Company’s Common Stock.

The Company’s board has the authority to designate and issue shares of preferred stock with liquidation, dividend and other rights that are senior to those of the Company’s Common Stock. As of December 31, 2022, 2,862 shares of the Company’s Series A Preferred Stock and 39,811 shares of the Company’s Series 1 Preferred Stock are issued and outstanding. Holders of the outstanding the Company Series A Preferred Stock and the Company Series 1 Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on the Company’s Common Stock. Upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of the Company’s Common Stock, holders of the Company’s Series A Preferred Stock and the Company’s Series 1 Preferred Stock are entitled to receive a liquidation preference of $1,000.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of the Company’s assets, if any, available to distribute to holders of the Company’s Common Stock.

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

Federal Income Tax Risks

Our failure to qualify as a REIT could have significant adverse consequences to us and the value of our Common Stock.

The Company elected to be taxed and believes it operated in a manner that allowed the Company to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017 through December 31, 2019.  As a consequence of the COVID-19 pandemic, the Company earned income from a number of distressed tenants that did not constitute qualifying REIT income for purposes of the REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for the year ended December 31, 2020.  Accordingly, the Company did not qualify as a REIT in 2020 and has been taxed as a C corporation beginning with its taxable year ended December 31, 2020. Being subject to tax as a C corporation rather than as a REIT could substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

●	we are not allowed a deduction for distributions to our stockholders in computing our taxable income and are subject to regular U.S. federal corporate income tax; and
●	we also could be subject to increased state and local taxes.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The Company’s headquarters are located at 30 W. 4th Street, Cincinnati, Ohio 45202.

As of December 31, 2022, the Company owned 44 parking facilities (including one classified as held for sale) in 22 separate markets throughout the United States with a total of 15,750 parking spaces and approximately 5.4 million square feet, including 25 parking lots and 19 parking garages. The Company also owns approximately 0.2 million square feet of commercial space adjacent to its parking facilities. As of December 31, 2022, our properties were 100% leased to 15 tenants.

The following table sets forth the property name, location and other information with respect to the parking facilities the Company owned as of December 31, 2022:

Property Name	Location	Property Type	Number of Spaces	Property Size (Square Feet)
Bricktown Garage	Oklahoma City, OK	Garage	555	206,598
Bridgeport Fairfield Garage	Bridgeport, CT	Garage	878	232,964
322 Streeter Garage	Chicago, IL	Garage	1,154	473,522
Mabley Place Garage	Cincinnati, OH	Garage	772	353,700
Cincinnati Race Street	Cincinnati, OH	Garage	317	166,992
1W7 Garage	Cincinnati, OH	Garage	765	314,749
222W7 Garage	Cincinnati, OH	Garage	1,625	531,000
Clarksburg	Clarksburg, WV	Surface Lot	95	35,784
Cleveland West 9th	Cleveland, OH	Surface Lot	260	94,252
Crown Colony	Cleveland, OH	Surface Lot	82	23,460
Cleveland Lincoln	Cleveland, OH	Garage	471	294,361
Denver Sherman 1935	Denver, CO	Surface Lot	72	18,750
Denver Champa St. Garage	Denver, CO	Garage	450	177,650
Denver Sherman 1963	Denver, CO	Surface Lot	28	6,250
Detroit Renaissance Garage	Detroit, MI	Garage	1,273	382,470
Fort Worth Taylor	Fort Worth, TX	Garage	1,013	372,171
Hawaii Marks	Honolulu, HI	Garage	308	150,810
Houston Saks Garage	Houston, TX	Garage	265	90,750
Houston Preston Lot	Houston, TX	Surface Lot	46	10,000
Houston San Jacinto	Houston, TX	Surface Lot	85	28,326
Houston Preferred (1)	Houston, TX	Garage/Lot	528	130,784 / 9,331
Indianapolis City Park Garage	Indianapolis, IN	Garage	354	20,473
Indianapolis Washington St	Indianapolis, IN	Surface Lot	150	46,174
Indianapolis Meridian	Indianapolis, IN	Surface Lot	36	10,454
Louisville West Broadway	Louisville, KY	Surface Lot	165	54,450
Raider Park Garage	Lubbock, TX	Garage	1,508	563,584
Memphis Poplar	Memphis, TN	Surface Lot	125	37,563
2nd Street Miami Garage	Miami, FL	Garage	118	36,129
Milwaukee Old World	Milwaukee, WI	Surface Lot	54	11,250
Milwaukee Wells	Milwaukee, WI	Surface Lot	148	43,580
Milwaukee Clybourn	Milwaukee, WI	Surface Lot	15	2,400
Milwaukee Arena	Milwaukee, WI	Surface Lot	75	48,344
Minneapolis Venture	Minneapolis, MN	Surface Lot	185	71,737
Minneapolis City Parking	Minneapolis, MN	Surface Lot	270	86,283
Nashville White Front	Nashville, TN	Garage	155	44,944
New Orleans Rampart	New Orleans, LA	Surface Lot	77	27,105
St. Louis Spruce	St. Louis, MO	Surface Lot	180	53,153
St. Louis Washington	St. Louis, MO	Surface Lot	63	16,919
St. Louis Broadway	St. Louis, MO	Surface Lot	146	41,948
St. Louis 7th & Cerre	St. Louis, MO	Surface Lot	149	46,056
St. Louis Cardinal Lot	St. Louis, MO	Surface Lot	376	114,424
St. Paul Holiday Garage	St. Paul, MN	Garage	285	101,568
Wildwood (2)	Wildwood, NJ	Surface Lot	74	24,750

(1)	Houston Preferred includes 2 properties.
(2)	Wildwood lot classified as held for sale at December 31, 2022

ITEM 3.                LEGAL PROCEEDINGS

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

See Note O — Commitments and Contingencies in Part II, Item 8 Notes to the Consolidated Financial Statements of this Annual Report.

ITEM 4.                MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 17, 2023, there were 3,275 holders of record of the Company’s common shares and 48 and 624 holders of record of the Company’s Series A Preferred Shares and Series 1 Preferred Shares, respectively. The number of stockholders is based on the records of the Company’s transfer agent.

Market Information

The Company’s shares of Common Stock are not currently listed on a national securities exchange or any over-the-counter market and might not to be listed in the future. The charter does not require the Board of Directors to pursue a liquidity event, however, the Company engaged financial and legal advisors and began to explore a broad range of potential strategic alternatives, including potential sales of assets, a potential sale of the Company or a portion thereof, a potential strategic business combination or a potential liquidation. On August 25, 2021, the Company consummated the Transaction. On December 13, 2022, the Company entered into the Merger Agreement with FWAC. There can be no assurance that the Company will cause a liquidity event to occur in the near future or at all.

In order for members of FINRA and their associated persons to have participated in the offering and sale of the Company’s Common Stock or to participate in any future offering of common shares, the Company is required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to stockholders a per share estimated value of the Company’s Common Stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, the Company must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in the Company’s Common Stock. On August 29, 2022, the Board of Directors unanimously approved and established a new estimated NAV for shares of the Company's Common Stock of $14.76 per share. The estimated NAV was based on the estimated value of the Company's assets less the estimated value of Company’s liabilities and preferred stock, divided by the number of shares of common stock outstanding on a fully diluted basis, each calculated as of August 1, 2022. The Company engaged an independent third-party appraisal and valuation firm to perform the market appraisal on the Company's real property assets that was used by management to determine the estimated NAV. Different parties using different methods could derive an estimated NAV per share that is significantly different from the estimated NAV per share determined by the Board.

The estimated NAV per share is not a representation, warranty, guarantee or other indication that, among other things:

•	a stockholder would be able to realize the estimated NAV per share if such stockholder attempts to sell their shares of common stock;
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
•

the methods used to determine the estimated NAV per share would be acceptable to, or in compliance with, the Employee Retirement Income Security Act of 1974, as amended, the FINRA, the SEC, any state securities regulatory entity or the Department of Labor, with respect to their respective requirements.

Further, the estimated NAV per share was calculated as of a particular moment in time based on the shares of Common Stock then outstanding and the amount and value of shares of common stock will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets, and changes in the real estate and capital markets. Please see our Current Reports on Form 8-K filed with the SEC on August 29, 2022 for additional information regarding the 2022 NAV calculation, as well as “Item 1A. Risk Factors— Risks Related to an Investment in the Company–Investors should not rely on the Company’s estimated NAV per share as being an accurate measure of the current value of the shares of our Common Stock” in this Annual Report on Form 10-K.

Distributions and Stock Dividends

On May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program and, on March 22, 2018 the Company suspended payment of distributions from the Dividend Reinvestment Plan (“DRIP”). On March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a shareholder’s death.

On March 22, 2018, the Company suspended the payment of distributions on its shares of common stock, par value $0.0001 per share There can be no assurance that cash distributions to the Company’s Common Stockholders will be resumed in the future. The actual amount and timing of distributions, if any, will be determined by the Company’s board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors.

The Company does not currently, and may not in the future, generate sufficient cash flow from operations to resume paying and fully fund future distributions. The Company does not currently anticipate that it will be able to resume the payment of distributions.  However, if distributions do resume, all or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, borrowings, or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, (rather than a return on capital). If the Company pays distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted. The level of distributions will be determined by the board of directors and depend on several factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the board of directors.

The Company did not repurchase any of its shares in 2022. No cash dividends can be made on the Common Stock until the preferred distributions are paid.

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

Overview

The Company focuses on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. The Company targets both parking garage and surface lot properties primarily in top 50 U.S. MSAs, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts.

As of December 31, 2022, the Company owned 44 parking facilities (including one property classified as held for sale) in 22 separate markets throughout the United States, with a total of 15,750 parking spaces and approximately 5.4 million square feet. As of December 31, 2022, the Company also owned approximately 0.2 million square feet of commercial space adjacent to its parking facilities.

Management of the Company has been focused on the undertaking of four strategic objectives to reposition the Company for its next phase of growth and a potential liquidity event. The Company converted all management contracts back to leases under the New Lease Structure effective as of January 1, 2022, so that the Company once again has qualifying income from a REIT-test perspective beginning in 2022. The second objective was to focus on the balance sheet and the Company’s upcoming debt maturities. During the first quarter, the Company extended maturities and refinanced 2022 maturities with a revolving credit facility from KeyBank. Management’s third objective was to focus heavily on the performance of each asset, working with the operators to create a business plan for each asset to improve cash flow and rental income to the Company. Those business plans were finalized in the first quarter of 2022 and are currently being implemented with our tenant-operators. The Company anticipates that asset-level performance will continue to improve through 2023. Finally, management continues to focus on the fourth objective which is the remediation of REIT status for the Company and evaluating options for a potential liquidity event, including a potential listing on a national securities exchange.

Impact of COVID-19

The ongoing COVID-19 pandemic has significantly adversely impacted global economic activity, contributing to significant volatility. The return to normalized movement is relatively uneven among markets and industries, which has impacted the performance of our assets, as many of the Company’s properties are located in urban centers, near government buildings, entertainment centers, or hotels. While the employment level in the United States has nearly returned to 2019 levels, many companies continue to deploy a work-from-home or hybrid remote strategy for employees. We anticipate that a hybrid work structure for traditional central business district office workers will be the normalized state going-forward. This has impacted the performance of many of our assets that have office exposure and underscores the importance of a multi-key demand driver strategy in repositioning current and/or acquiring new assets. During 2020 and 2021, many state and local governments restricted public gatherings and implemented social distancing measures, which has, in some cases, eliminated or severely reduced the demand for parking. State governments and other authorities have lifted these measures which has encouraged greater movement around and between cities. Should public health restrictions be reinstated, the Company’s rental revenue may continue to be adversely affected and may be further materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where the Company’s parking facilities are situated to other locations. In particular, a majority of the Company’s property leases call for additional percentage rent, which would be adversely impacted by a decline in the demand for parking. However, we see increasing demand for multi-use assets that have exposure to entertainment and sporting venues or have exposure to driving travel through hotel relationships. As restrictions continue to lift across the United States, we anticipate a return to normal, in particular a return to driving vacations, which may positively impact the longer-term outlook of central business districts.

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

The Company’s 2021 annual financial results were more severely impacted by the COVID-19 pandemic in comparison with the 2022 annual financial results. In response to the COVID-19 pandemic, the Company entered into certain lease amendments and new lease agreements with tenants and operators during 2020. Under these lease amendments and agreements, the tenants operated parking facilities on the Company’s behalf and paid their operating expenses from gross parking revenue and were required to remit an agreed upon percentage of the remainder to the Company instead of base rent payments. Revenues from these properties were recorded as management income, which did not constitute qualifying REIT income for purposes of the annual REIT gross income tests, and, as a result, the Company was not in compliance with the annual REIT income tests for its taxable year ended December 31, 2020. Accordingly, the Company did not qualify as a REIT in 2020 and has been taxed as a C corporation beginning with its taxable year ended December 31, 2020. The Company converted these lease amendments and new lease agreements to the New Lease Structure as defined below and does not expect to recognize any management income from the New Lease Structure described below going forward.

Results of Operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 (dollars in thousands).

	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Revenues
Base rental income	$ 8,345	$ 11,970	$ (3,625)	(30.3)%
Management income	427	4,466	(4,039)	(90.4)%
Percentage rental income	20,329	3,988	16,341	409.8%
Total revenues	$ 29,101	$ 20,424	$ 8,677	42.5%

Base rental income

The decrease in base rental income for the year ended December 31, 2022 compared to the same period in 2021 is due primarily to (1) a $5.1 million decrease in rental income from our same store properties as a result of restructuring most of our leases and management contracts to a new lease structure which require tenants to pay a lower base rent (typically $500-$1,000 per month) (the "New Lease Structure"), partially offset by (2) a $0.9 million increase in base rental income related to five parking facilities acquired in the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022 and (3) a $0.6 million increase for base rental income recognized through a consolidated VIE entity that prior to August 25, 2021 was accounted for under the equity method of accounting. The Company defines same store properties as those that were owned and consolidated for the full period in both comparison periods.

Management income

The $4.0 million decrease in management income for the year ended December 31, 2022 compared to the same period in 2021 is due primarily to the restructuring of management contracts to the New Lease Structure.  Management income for 2021 reflects income from 13 management contracts that existed as of December 31, 2021. As of December 31, 2022, there are no management contracts in effect.

Percentage rental income

The $16.3 million increase in percentage rent income is due primarily to (1) a $8.4 million increase from our same store properties as a result of an increase in the demand for parking across our portfolio as well as the impact of our New Lease Structure whereby we are recognizing a higher percentage of parking revenues generated at our properties in lieu of the higher base rent, and (2) a $7.9 million increase related to five parking facilities acquired in the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022. Under the New Lease Structure in addition to base rent we recognize percentage rent equal to a designated percentage, typically ninety percent (90%), of the amount by which gross revenues at the property during any lease year exceed a negotiated base amount.

The demand for event parking has increased during 2022 as a result of Major League Baseball and National Basketball Association producing full seasons with limited, if any, restrictions on capacity at sporting venues compared to the prior year restrictions due to COVID-19.  This demand positively affects several of our properties in St. Louis, Minneapolis, Houston and Milwaukee. The demand for event parking has also increased in our markets where theatres, festivals, and other gatherings have resumed during 2022.

Additionally, the demand for hotel parking has increased in key markets such as Chicago, Detroit, Denver and Cincinnati, driven by the corresponding increase in events, vacation, and business travel during 2022 compared to 2021.

	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Operating expenses
Property taxes	$ 6,885	$ 5,382	$ 1,503	27.9%
Property operating expense	2,947	1,583	1,364	86.1%
Interest expense	12,912	9,536	3,376	35.4%
Depreciation and amortization	8,248	5,850	2,398	41.0%
General and administrative	8,535	6,530	2,005	30.7%
Professional fees	2,690	2,645	45	1.7%
Organizational, offering and other costs	5,592	—	5,592	100.0%
Total operating expenses	$ 47,809	$ 31,526	$ 16,283	51.7%

Property taxes

The $1.5 million increase in property taxes during the year ended December 31, 2022 compared to December 31, 2021 is attributable primarily to (1) approximately $1.4 million related to new acquisitions, including the five properties acquired during the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022 and (2) the New Lease Structure, which increased the property tax burden on the Company as it is solely responsible for the property tax payments under the New Lease Structure.

Property operating expense

The $1.4 million increase in property operating expense during the year ended December 31, 2022 compared to December 31, 2021 is attributable primarily to increased insurance, professional services related to engineering surveys and other operating expenses attributable to the five properties acquired during the third and fourth quarters of 2021 and one property acquired during the second quarter of 2022.

Interest expense

The increase in interest expense of approximately $3.4 million during the year ended December 31, 2022 compared to the same period in the prior year is primarily attributable to (1) $3.9 million of 2022 interest expense on the Company’s Revolving Credit Facility (which includes $1.2 million of non-cash fee amortization), and (2) interest expense on loans assumed as part of the Transaction, partially offset by the repayment of $56.1 million of mortgage loans during the second quarter of 2022.

Depreciation and amortization expenses

The $2.4 million increase in depreciation and amortization expenses during the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to the five properties acquired during the third and fourth quarters of 2021, the one property acquired during the second quarter of 2022, and the $4.0 million of technology acquired as a result of the Transaction.

General and administrative

The $2.0 million increase in general and administrative expenses during the year ended December 31, 2022 compared to December 31, 2021 is primarily attributable to non-cash compensation cost for performance units granted on May 27, 2022 of approximately $2.5 million and increased payroll related costs of approximately $0.4 million, which was partially offset by a decrease in corporate directors and officers insurance of approximately $0.9 million.

Professional fees

Professional fees increased by approximately $0.1 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to insurance proceeds received in 2021 to reimburse the Company for legal fees for claims made against the director and officer insurance policy, partially offset by a decrease in legal fees.

Organizational, offering and other costs

During the year ended December 31, 2022, the Company incurred approximately $5.6 million in organizational and offering costs in connection with the MIT Merger Agreement, legal and accounting fees, and certain litigation costs.

	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Other income (expense)
Other income	$106	$217	$(111)	(51.0)%
Loss on sale of real estate	(52)	—	(52)	100.0%
PPP loan forgiveness	328	348	(20)	(5.6)%
Settlement of deferred management internalization	—	10,040	(10,040)	(100.0)%
Gain on consolidation of VIE	—	360	(360)	(100.0)%
Transaction expenses	—	(12,224)	12,224	(100.0)%
Total other expense	$382	$(1,259)	$1,641	(130.4)%

Loss on sale of real estate

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

Gain on consolidation of VIE

The gain on consolidation of DST is the result of consolidating our investment in MVP St. Louis Cardinal Lot, DST, beginning in the third quarter of 2021 which was previously accounted for under the equity method of accounting.

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

Liquidity and Capital Resources

Effective March 29, 2022, the Company secured a $75.0 million Revolving Credit Facility with a $75.0 million accordion feature (the “Revolving Credit Facility”) with KeyBanc Capital Markets, as lead arranger, and KeyBank National Association, as administrative agent. During the second quarter of 2022, the Company drew on $73.7 million of the available $75.0 million to pay off the outstanding balances of near-term debt maturities as well as fund the acquisition of one parking asset. The $75.0 million accordion feature of the Revolving Credit Facility can be utilized for acquisitions, capital expenditures and other working capital requirements.

The Company’s principal source of funds to meet our operating expenses, pay debt service obligations and make distributions to our stockholders will be rental income from tenants at the Company’s parking facilities. Although the Company has no present intention to do so, the Company also may sell properties that the Company owns or place mortgages on properties that the Company owns to raise capital.

The Company has no commercial paper outstanding, nor have we entered into any swaps or hedges.

The Company’s short-term and long-term liquidity needs will consist primarily of funds necessary for payments of indebtedness, acquisitions of assets, capital expenditures, and costs associated with the Merger. Existing capital expenditure activities expected to be completed in the near-term for general deferred maintenance are expected to cost approximately $2.1 million.

Sources and Uses of Cash

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021 (dollars in thousands):

	For the Years Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$1,509	$(20,060)
Net cash (used in) investing activities	$(19,442)	$(20,252)
Net cash provided by financing activities	$12,211	$48,967

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021:

Cash flows from operating activities

The increase in cash provided by operating activities was primarily attributable to a $8.7 million increase in revenue (partially offset by an increase of $1.5 million and $1.4 million in property taxes and property operating expense, respectively), plus an increase in accounts payable resulting from organizational, offering and other costs related to the Merger Agreement and the MIT Merger Agreement. The net cash used in operating activities during the year ended December 31, 2021 was primarily attributable to Transaction expenses of approximately $12.2 million.

Cash flows from investing activities

The cash used in investing activities during the year ended December 31, 2022 was primarily attributable to the acquisition of a $17.6 million parking garage in June 2022 as well as routine and strategic capital expenditures, partially offset by proceeds from the sale of one parking asset in September 2022. The cash used in investing activities during the year ended December 31, 2021 was primarily attributable to the acquisition of two parking garages in the third and fourth quarters of 2021.

Cash flows from financing activities

The cash provided by financing activities during the year ended December 31, 2022 was primarily attributable to proceeds from the Revolving Credit Facility of $73.7 million, partially offset by the repayment of $55.1 million of notes payable and the payment of loan fees on the Revolving Credit Facility and extension of certain other notes payable. The cash provided by financing activities during the year ended December 31, 2021 was primarily attributable to the cash contribution at the closing of the Transaction and $20.0 million cash consideration received by the Operating Partnership in connection with the purchase agreement between the Company and HS3 on November 2, 2021.

Company Indebtedness

On March 29, 2022, the Company entered into the Credit Agreement which includes the Revolving Credit Facility. During 2022, the Company used $73.7 million of available capacity to refinance certain of the Company’s current loans for various properties and to finance the acquisition of a parking garage in June 2022.  The remaining capacity of $1.3 million may also be available for our general corporate purposes, including liquidity, acquisitions and working capital.  The Company borrows under the Revolving Credit Facility in U.S. dollars and expects borrowings to bear interest at a floating rate based upon a Secured Overnight Financing Rate, or SOFR, benchmark rate or an alternate base rate, plus a margin of between 1.75% and 3.00%, with respect to SOFR loans, or 0.75% to 2.00%, with respect to base rate loans, based on the leverage ratio as calculated pursuant to our Revolving Credit Facility.

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

As of December 31, 2022, $73.7 million was outstanding under the Revolving Credit Facility.

On November 17, 2022, the Company executed an amendment to Credit Agreement which extends the maturity of the Revolving Credit Facility to April 1, 2024, amends certain financial covenants through the new term, and adds a requirement for the Company to use diligent efforts to pursue an equity raise or liquidity event by March 31, 2023.  In connection with this extension, the Company paid an extension fee of $375,000 (plus expenses) which is being deferred and amortized over the new term of the Revolving Credit Facility to interest expense on the consolidated statement of operations.

As of December 31, 2022, the Company was not in compliance with all applicable covenants in agreements governing its debt, resulting in events of default. Additionally, based on the Company’s expected financial performance for the twelve-month period subsequent to the filing of the December 31, 2022 Form 10-K, the Company expects that it will not be in compliance with a financial covenant under the Revolving Credit Facility, which would result in another event of default. Such event allows the lender to accelerate the maturity of the debt under the Revolving Credit Facility which carries a balance of $73.7 million as of December 31, 2022. Further, our independent auditor has included an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ending December 31, 2022, which constitutes an event of default under our Revolving Credit Facility at the time our financial statements for the year ending December 31, 2022 are filed. The Revolving Credit Facility also requires the Company to initiate an equity raise in order to achieve a fixed charge coverage ratio (“FCCR”) of 1.4 to 1.0 as of March, 31, 2023. The Company does not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon an event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management’s plans include the following:

1.

Capitalizing on recent business development initiatives that we anticipate will improve total revenues through increased utilization of our parking assets and in many cases at higher average ticket rates.

2.	Management is budgeting reduced overhead costs in 2023 through the reduction or elimination of certain controllable expenses.
3.	We are pursuing further amendments and/or extensions with respect to the Revolving Credit Facility, including waivers of noncompliance with covenants.
4.	We have initiated equity raise or liquidity events, including the proposed merger with Fifth Wall Acquisition Corporation III.

However, there can be no assurance that we will be successful in completing any of these options.  As a result, management’s plans cannot be considered probable and thus does not alleviate substantial doubt about our ability to continue as a going concern.

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

On July 5, 2022, VRMI merged with and into Suncrest Holdings, LLC (“Suncrest”), an entity managed by an entity majority owned and controlled by Michael Shustek, the Company’s former Chief Executive Officer. On July 11, 2022, Suncrest assigned and sold five of the six notes issued originally by VRMI to certain of the subsidiaries of the Company (collectively, the “VRMI Notes”) to VRMII. As a result, the obligations of Company subsidiaries under the five VRMI Notes, including all repayment obligations, are now owed to VRMII. All of the loans evidenced by the VRMI Notes mature and were payable in full on August 25, 2022. However, in August 2022, the Company extended the term of the VRMI Notes to August 2023. In connection with this extension, the coupon rate was increased from 7.0% to 7.5% and the Company paid the lender a $0.6 million extension fee.

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

The Company does not currently, and may not in the future, generate sufficient cash flow from operations to fully fund distributions. The Company does not currently anticipate that it will be able to resume the payment of distributions.  However, if distributions do resume, all or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, borrowings, or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, (rather than a return on capital). If the Company pays distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted. The level of distributions will be determined by the Board of Directors and depend on several factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the Board of Directors.

The Company did not repurchase any of its shares in 2022. No cash dividends can be made on the Common Stock until the preferred distributions are paid.

Dividend Reinvestment Plan

From inception through March 22, 2018, when the Company suspended payment of distributions of Common Stock, the Company had paid approximately $1.8 million in cash, issued 83,437 shares of its Common Stock as a Dividend Reinvestment Plan (“DRIP”) and issued 153,826 shares of its Common Stock in distributions to the Company’s stockholders. All of the cash distributions were paid from offering proceeds and constituted a return of capital.

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

As of December 31, 2022 and 2021, approximately $0.6 million and $0.4 million of accrued and unpaid Series A Preferred Stock distributions, respectively, are included in accounts payable and accrued liabilities on the consolidated balance sheet.

As of December 31, 2022 and 2021, approximately $7.9 million and $5.1 million of accrued and unpaid Series 1 Preferred Stock distributions, respectively, are included in accounts payable and accrued liabilities on the consolidated balance sheet.

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

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument.  Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made.  Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of December 31, 2022, all outstanding warrants issued by the Company were classified as equity.

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

As a C corporation, the Company is subject to federal income tax on its taxable income at regular corporate rates and is generally not permitted to qualify for treatment as a REIT for federal income tax purposes again for four years following the year in which it no longer qualified as a REIT. Failing to qualify as a REIT could materially and adversely affect the Company’s net income.  In addition, distributions to its stockholders will not be deductible by the Company. As a result, being taxed as a C corporation rather than as a REIT could reduce the cash available for distribution by the Company to its stockholders. Moreover, as a C corporation, the Company is not required to distribute any amounts to its stockholders and all distributions to stockholders are taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits.  In such event, corporate stockholders may be eligible for the dividends-received deduction.  In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income.

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

Impairment of Long-Lived Assets

On a periodic basis, we assess our properties for possible impairment and record any impairment charges identified. The first step is the identification of potential triggering events, such as significant decreases in operating results, changes in useful life, or a plan to dispose of an asset. In the event that the results of this first step indicate a triggering event for a property, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. These factors require a subjective evaluation based on the specific property and market. If impairment exists, due to the inability to recover the carrying value of a property, the property is written down to fair value and an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

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

Not applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Mobile Infrastructure Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobile Infrastructure Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company does not have sufficient cash on hand or available liquidity to repay its outstanding debt as a result of the event default caused by noncompliance with debt covenants, which raises substantial doubt about its ability to continue as a going concern. Managements' plans in regard to these matters are also described in Note B of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets – Evaluation of Impairment – Refer to Note B to the financial statements

Critical Audit Matter Description

The Company’s evaluation of real estate assets for impairment involves an initial assessment of each property to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of real estate assets are no longer recoverable. Possible indications of impairment may include significant decreases in operating results, changes in useful life, or a plan to dispose of an asset. When events or changes in circumstances exist, the Company evaluates its properties for impairment by comparing undiscounted future cash flows expected to result from the property's use and eventual disposition to the respective carrying amount. If the carrying amount of a property exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the property.

The Company makes significant assumptions to evaluate properties for possible indications of impairment. Changes in these assumptions could have a significant impact on the properties identified for further analysis. For those properties where indications of impairment have been identified, the Company makes significant estimates and assumptions to determine the fair value using undiscounted future cash flows expected to result from the property's use and eventual disposition, including estimates and assumptions related to the rental and net operating income growth rates. No impairment losses were recorded for the years ended December 31, 2022 or 2021.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the identification and analysis of properties for possible indications of impairment, and our procedures related to the estimate of future undiscounted cash flows and the determination of fair value for unrecoverable properties, included the following, among others:

We evaluated the Company's identification and analysis of impairment indicators by:

o

Searching for adverse asset-specific and market conditions through review of third-party industry reports, real estate industry news sources, board minutes, inquiries with management, and websites and financial reports, among other sources.

o	Independently evaluating impairment indicators, such as projected net operating income, and comparing the results of our analysis to the indicators identified by management.

o	Reviewing management’s specific property disposition plans and assessing for impairment properties with potential sales prices below the recorded property value.

We evaluated the Company's estimate of undiscounted future cash flows and the determination of fair value for unrecoverable properties by:

o	Comparing the projections included in management's estimate of future undiscounted cash flows to the Company's historical results and external market sources.

o

Assessing the rental and net operating income growth rates and terminal capitalization rate used to determine the terminal value of the properties against third party industry reports and recent comparable sales information.

o	Discussing with management the assumptions used in the Company's valuation models and evaluating the consistency of the assumptions used with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Cincinnati, OH

March 22, 2023

We have served as the Company's auditor since 2021.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2022	2021
ASSETS
Investments in real estate
Land and improvements	$166,225	$166,224
Buildings and improvements	272,605	254,379
Construction in progress	1,206	89
Intangible assets	10,106	9,756
	450,142	430,448
Accumulated depreciation and amortization	(31,052)	(22,873)
Total investments in real estate, net	419,090	407,575

Fixed assets, net	210	61
Assets held for sale	696	—
Cash	5,758	11,805
Cash – restricted	5,216	4,891
Prepaid expenses	953	676
Accounts receivable, net	1,849	4,031
Due from related parties	156	—
Deferred offering costs	2,086	—
Other assets	99	108
Total assets	$436,113	$429,147
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$146,948	$207,153
Revolving credit facility, net	72,731	—
Accounts payable and accrued expenses	16,351	8,345
Accrued preferred distributions	8,504	5,504
Indemnification liability	2,596	2,000
Liabilities held for sale	968	—
Security deposits	161	166
Due to related parties	470	—
Deferred revenue	376	155
Total liabilities	249,105	223,323

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of December 31, 2022 and 2021)	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of December 31, 2022 and 2021)	—	—
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, 0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,762,375 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Warrants issued and outstanding – 1,702,128 warrants as of December 31, 2022 and 2021	3,319	3,319
Additional paid-in capital	193,176	196,176
Accumulated deficit	(109,168)	(101,049)
Total Mobile Infrastructure Corporation Stockholders’ Equity	87,327	98,446
Non-controlling interest	99,681	107,378
Total equity	187,008	205,824
Total liabilities and equity	$436,113	$429,147

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021
Revenues
Base rental income	$8,345	$11,970
Management income	427	4,466
Percentage rental income	20,329	3,988
Total revenues	29,101	20,424

Expenses
Property taxes	6,885	5,382
Property operating expense	2,947	1,583
Interest expense	12,912	9,536
Depreciation and amortization	8,248	5,850
General and administrative	8,535	6,530
Professional fees, net of reimbursement of insurance proceeds	2,690	2,645
Organizational, offering and other costs	5,592	—
Total expenses	47,809	31,526

Other income (expense)
Loss on sale of real estate	(52)	—
PPP loan forgiveness	328	348
Other income	106	217
Gain on consolidation of VIE	—	360
Settlement of deferred management internalization	—	10,040
Transaction expenses	—	(12,224)
Total other income (expense)	382	(1,259)

Net loss	(18,326)	(12,361)
Net loss attributable to non-controlling interest	(10,207)	(1,297)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(8,119)	$(11,064)

Preferred stock distributions declared - Series A	(216)	(216)
Preferred stock distributions declared - Series 1	(2,784)	(2,784)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(11,119)	$(14,064)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(1.43)	$(1.82)
Weighted average common shares outstanding, basic and diluted	7,762,375	7,741,192

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Preferred stock		Common stock
						Additional		Non-
	Number of		Number of			Paid-in	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Warrants	Capital	Deficit	interest	Total
Balance, January 1, 2021	42,673	$—	7,727,696	$—	$—	$198,769	$(89,985)	$2,034	$110,818

Issuance of common stock	—	—	34,679	—	—	407	—	—	407
Issuance of OP units	—	—	—	—	—	—	—	104,088	104,088
Issuance of warrants	—	—	—	—	3,319	—	—	—	3,319
Consolidation of VIE	—	—	—	—	—	—	—	2,553	2,553
Declared distributions – Series A ($75.00 per share)	—	—	—	—	—	(216)	—	—	(216)
Declared distributions – Series 1 ($70.00 per share)	—	—	—	—	—	(2,784)	—	—	(2,784)
Net loss	—	—	—	—	—	—	(11,064)	(1,297)	(12,361)
Balance, December 31, 2021	42,673	$—	7,762,375	$—	$3,319	$196,176	$(101,049)	$107,378	$205,824

Equity based payments	—	—	—	—	—	—	—	2,510	2,510
Declared distributions – Series A ($75.00 per share)	—	—	—	—	—	(216)	—	—	(216)
Declared distributions – Series 1 ($70.00 per share)	—	—	—	—	—	(2,784)	—	—	(2,784)
Net income (loss)	—	—	—	—	—	—	(8,119)	(10,207)	(18,326)
Balance, December 31, 2022	42,673	$—	7,762,375	$—	$3,319	$193,176	$(109,168)	$99,681	$187,008

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31
	2022	2021
Cash flows from operating activities:
Net Loss	$(18,326)	$(12,361)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,248	5,850
Amortization of loan costs	1,733	346
PPP loan forgiveness	(328)	(348)
Loss on sale of real estate	52	—
Amortization of right of use lease asset	—	28
Equity based payment	2,510	144
Income from or gain on consolidation of VIE	—	(360)
Settlement of deferred management internalization	—	(10,040)
Changes in operating assets and liabilities
Due to related parties	470	(192)
Accounts payable	6,509	(4,080)
Indemnification liability	596	2,000
Right of use lease liability	—	(28)
Deferred offering costs	(2,086)	—
Security deposits	(5)	16
Other assets	10	86
Deferred revenue	221	15
Accounts receivable	2,182	(2,882)
Prepaid expenses	(277)	1,746
Net cash provided by (used in) operating activities	1,509	(20,060)
Cash flows from investing activities:
Capital expenditures	(2,408)	(665)
Capitalized technology	(171)	(46)
Purchase of investment in real estate	(17,513)	(19,541)
Proceeds from sale of investment in real estate	650	—
Net cash (used in) investing activities	(19,442)	(20,252)
Cash flows from financing activities
Proceeds from line of credit	73,700	—
Proceeds from notes payable	—	3,866
Payments on notes payable	(58,755)	(6,343)
Issuance of OP Units	—	51,335
Issuance of common stock	—	263
Loan fees	(2,734)	(154)
Net cash provided by financing activities	12,211	48,967
Net change in cash, cash equivalents and restricted cash	(5,722)	8,655
Initial consolidation of VIE	—	146
Cash, cash equivalents and restricted cash, beginning of period	16,696	7,895
Cash, cash equivalents and restricted cash, end of period	$10,974	$16,696

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash, cash equivalents at beginning of period	11,805	4,235
Restricted cash at beginning of period	4,891	3,660
Cash, cash equivalents and restricted at beginning of period	$16,696	$7,895

Cash and cash equivalents at end of period	5,758	11,805
Restricted cash at end of period	5,216	4,891
Cash, cash equivalents and restricted at end of period	$10,974	$16,696

Supplemental disclosures of cash flow information:
Interest Paid	$10,613	$9,882
Non-cash investing and financing activities:
Dividends declared not yet paid	$3,000	$3,000
Consolidation of variable interest entities, net	$—	$3,181
Assumption of debt through acquisition	$—	$44,478
Acquisition of properties through OP units and warrants	$—	$56,074
Amounts due from related party	$156	$—
Accrued capital expenditures	$1,371	$—

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Note A — Organization and Business Operations

Mobile Infrastructure Corporation (formerly known as The Parking REIT, Inc.) (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015. The Company focuses on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. The Company targets both parking garage and surface lot properties primarily in top 50 U.S. Metropolitan Statistical Areas, with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts.

As of December 31, 2022, the Company owned 44 parking facilities (including one property classified as held for sale) in 22 separate markets throughout the United States, with a total of 15,750 parking spaces and approximately 5.4 million square feet.  The Company also owns approximately 0.2 million square feet of commercial space adjacent to its parking facilities.

The Company is the sole general partner of Mobile Infra Operating Partnership, L.P., formerly known as MVP REIT II Operating Partnership, LP, a Maryland limited partnership (the “Operating Partnership”). The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership, is the sole general partner of the Operating Partnership and owns approximately 45.8% of the common units of the Operating Partnership (the “OP Units”). Color Up, LLC, a Delaware limited liability company (“Color Up”) and HSCP Strategic III, LP, a Delaware limited partnership (“HS3”), are limited partners of the Operating Partnership and own approximately 44.2% and 10%, respectively, of the outstanding OP Units. Color Up is our largest stockholder and is controlled by the Company’s Chief Executive Officer and a director, Manuel Chavez, the Company’s President, Chief Financial Officer, and a director, Stephanie Hogue, and a director of the Company, Jeffrey Osher. HS3 is controlled by Mr. Osher.

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

Merger with Fifth Wall Acquisition Corp. III

On December 13, 2022, the Company and Fifth Wall Acquisition Corp. III (“FWAC”), a special purpose acquisition company sponsored by Fifth Wall Acquisition Sponsor III LLC ("Fifth Wall"), entered into a definitive merger agreement (the “Merger Agreement”). Upon closing of the merger (the “Merger”), FWAC will be the surviving entity and will be renamed “Mobile Infrastructure Corporation”.  The combined company following the Merger (“New MIC”) expects to be publicly traded on the New York Stock Exchange under the ticker “BEEP.” Following the steps of the Merger as provided in the Merger Agreement:

●	each then issued and outstanding Class A Share of FWAC will convert, on a one-for-one basis, into one share of New MIC common stock;
●	each then issued and outstanding share of the Company’s common stock will convert, on a 1.5-to-one basis, into one share of New MIC common stock;
●	each share of the Company’s Series 1 and Series A preferred stock issued and outstanding will be converted into the right to receive one share of Series 1 and Series A preferred stock of New MIC; and
●

each of the Company’s common stock warrants will become a warrant to purchase that number of shares of New MIC common stock equal to the product of (a) the number of shares of common stock that would have been issuable upon the exercise of such common stock warrant and (b) 1.5.

Additionally, in connection with the execution of the Merger Agreement, FWAC entered into subscription agreements with an initial PIPE investor (the “Initial PIPE Investor”), pursuant to which the Initial PIPE Investor agreed to purchase from New MIC, prior to or substantially concurrently with the closing of the Merger, $10 million of common stock, par value $0.0001 per share, of New MIC (the “New MIC Common Stock”) at $10.00 per 1.2 shares. The Initial PIPE Investor is controlled by Jeffrey Osher, a member of the Company’s Board of Directors.

The Merger Agreement also contemplates other PIPE investments through the entry into one or more additional subscription agreements with one or more investors to purchase Class A Shares of FWAC, New MIC common stock, New MIC preferred stock or convertible notes of New MIC.

Pursuant to the Merger, the Operating Partnership will convert from a Maryland limited partnership to a Delaware limited liability company. As a limited liability company, the Operating Partnership will continue to be treated as a partnership and a disregarded entity for tax and accounting purposes.

During the year ended December 31, 2022, the Company incurred costs of approximately $2.1 million associated with the Merger. These costs are being accounted for as deferred offering costs in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 340, Other Assets and Deferred Costs and are reflected within deferred offering costs on our Consolidated Balance Sheets as of December 31, 2022.

Terminated Merger with Mobile Infrastructure Trust

On May 27, 2022, the Company entered into an Agreement and Plan of Merger (the “MIT Merger Agreement”) by and between the Company and Mobile Infrastructure Trust, a Maryland real estate investment trust (“MIT”), which is 100% owned by Bombe Asset Management LLC (“Bombe”), an Ohio limited liability company owned by Mr. Chavez and Ms. Hogue. Pursuant to the terms of the MIT Merger Agreement, the Company would merge with and into MIT, with MIT continuing as the surviving entity resulting from the transaction. Prior to and as a condition to the merger with MIT, MIT expected to undertake an initial public offering (the “MIT IPO”) of its common shares of beneficial interest. Also, in  March 2022, the Company had entered into an agreement with MIT, requiring the Company to be allocated, bear and (where practicable) pay directly certain costs and expenses related to the merger with MIT and the MIT IPO.

In connection with the execution of the Merger Agreement with FWAC, the MIT Merger Agreement and the cost allocation agreement with MIT were terminated.

During the year ended December 31, 2022, the Company incurred costs of approximately $4.6 million pursuant to the cost allocation agreement with MIT. Such amounts are included on organizational, offering and other costs on the Consolidated Statements of Operations.

2021 Recapitalization

On January 8, 2021, the Company entered into an equity purchase and contribution agreement (the “Purchase Agreement”) by and among the Company, the Operating Partnership, Vestin Realty Mortgage I, Inc., (“VRMI”) Vestin Realty Mortgage II, Inc. (“VRMII”), and Michael V. Shustek (“Mr. Shustek” and together with VRMI and VRMII, the “Former Advisor”) and Color Up, LLC (the “Purchaser”). The transactions contemplated by the Purchase Agreement are referred to herein collectively as the “Transaction.”

On August 25, 2021, we completed the Transaction and as a result, the Company acquired three multi-level parking garages consisting of approximately 765 and 1,625 parking spaces located in Cincinnati, Ohio and approximately 1,154 parking spaces located in Chicago, Illinois totaling approximately 1.2 million square feet. In addition to the parking garages contributed, proprietary technology was contributed to the Company, which provides management of the Company with real-time information on the performance of its assets. Pursuant to the closing of the Transaction, the Operating Partnership issued 7,495,090 newly issued OP Units at $11.75 per unit for total consideration of $84.1 million, net of transaction costs. The consideration received consisted of $35.0 million of cash, three parking assets with an estimated fair value of approximately $98.8 million and technology with an estimated fair value of $4.0 million. The Company also assumed long-term debt with an estimated fair value of approximately $44.5 million. In addition, the Company issued warrants to Color Up to purchase up to 1,702,128 shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at an exercise price of $11.75 for an aggregate cash purchase price of up to $20 million. The estimated fair value of the warrants recorded as of the closing date of the Transaction was approximately $3.3 million. Transaction expenses not directly related to the acquisition of the three contributed real estate assets or issuance of OP Units of approximately $12.2 million and the settlement of the deferred management internalization liability of $10.0 million were recorded in transaction expenses and settlement of deferred management internalization, respectively, in the Consolidated Statements of Operations.

Management assessed the potential accounting treatment for the Transaction by applying ASC 805 and determined that the Transaction did not result in a change of control. As a result, the three contributed real estate assets and the technology platform acquired, described above, were accounted for by the Company as asset acquisitions in the financial statements, which required recognition of assets and liabilities at acquired cost and reflect the capitalization of any transaction costs directly attributable to the asset acquisition.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for financial information as contained in the FASB ASC, and in conjunction with rules and regulations of the SEC. In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses since its inception and anticipates net losses for the near future. As of December 31, 2022, the Company was not in compliance with all applicable covenants in agreements governing its debt, resulting in events of default. Additionally, based on the Company’s expected financial performance for the twelve-month period subsequent to the filing of the December 31, 2022 Form 10-K, the Company expects that it will not be in compliance with a financial covenant under the Revolving Credit Facility, which would result in another event of default. Such event allows the lender to accelerate the maturity of the debt under the Revolving Credit Facility which carries a balance of $73.7 million as of December 31, 2022. Further, our independent auditor has included an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ending December 31, 2022, which constitutes an event of default under our Revolving Credit Facility at the time our financial statements for the year ending December 31, 2022 are filed. The Revolving Credit Facility also requires the Company to initiate an equity raise in order to achieve a fixed charge coverage ratio (“FCCR”) of 1.4 to 1.0 as of March, 31, 2023. The Company does not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon an event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management’s plans include the following:

1.

Capitalizing on recent business development initiatives that we anticipate will improve total revenues through increased utilization of our parking assets and in many cases at higher average ticket rates.

2.	Management is budgeting reduced overhead costs in 2023 through the reduction or elimination of certain controllable expenses.
3.	We are pursuing further amendments and/or extensions with respect to the Revolving Credit Facility, including waivers of noncompliance with covenants.
4.	We have initiated equity raise or liquidity events, including the proposed merger with Fifth Wall Acquisition Corporation III.

However, there can be no assurance that we will be successful in completing any of these options.  As a result, management’s plans cannot be considered probable and thus does not alleviate substantial doubt about our ability to continue as a going concern.

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

Noncontrolling interests on our Consolidated Balance Sheets represent the portion of equity that we do not own in the entities we consolidate.  Net income or loss attributable to non-controlling interest in our Consolidated Statements of Operations represents our partners’ share of net income or loss that is generally allocated on a pro-rata basis based on ownership percentage.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company’s share of its equity method investees’ earnings or losses is included in other income in the accompanying Consolidated Statements of Operations.

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

Concentration

The Company had fifteen and fourteen parking operators during the years ended  December 31, 2022 and 2021, respectively. One tenant/operator, SP + Corporation (Nasdaq: SP) (“SP+”), represented 60.5% of the Company’s revenue, excluding commercial revenue, for both the years ended December 31, 2022 and 2021. Premier Parking Service, LLC represented 12.4% and 12.6% of the Company’s revenue, excluding commercial revenue, for the years ended  December 31, 2022 and 2021, respectively.

In addition, the Company had concentrations in Cincinnati (19.2% and 20.8%), Detroit (12.5% and 13.8%), Chicago (8.7% and 9.5%), and Houston (7.8% and 8.5%) based on gross book value of real estate as of  December 31, 2022 and 2021, respectively.

As of  December 31, 2022 and 2021, 59.2% and 52.2% of the Company’s outstanding accounts receivable balance, respectively, was with SP+.

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

In making estimates of fair values for purposes of allocating purchase price, the Company will utilize several sources, including independent third-party valuations that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company will also consider information obtained about each property as a result of the Company’s pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their relative fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on valuations performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable. The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized.

The value of lease intangibles is amortized to depreciation and amortization expense in our Consolidated Statements of Operations over the remaining term of the respective lease. If a tenant terminates its lease with us, the unamortized portion of any lease intangible is recognized over the shortened lease term.

Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets

We periodically evaluate our long-lived assets, primarily investments in real estate, for indicators of impairment. When circumstances indicate the carrying value of a property  may not be recoverable, the Company reviews the assets for potential impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property through future undiscounted cash flows, we recognize an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property.

When we determine that a property should be classified as held for sale, we recognize an impairment loss to the extent the property's carrying value exceeds its fair value less estimated cost to dispose of the asset.

At least annually, we review indefinite-lived intangible assets for indicators of impairment.  We first evaluate qualitative factors to determine if it is more likely than not that the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value. Such qualitative factors include the impact of macroeconomic conditions, changes in the industry or market, cost factors, and financial performance.  If we then conclude that impairment exists, we will recognize a charge to earnings representing the difference between the carrying amount and the estimated fair value of the indefinite-lived intangible asset.

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

Balances of cash and cash equivalents held at financial institutions may, at times, be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company mitigates credit risk by placing cash and cash equivalents with major financial institutions.

Restricted Cash

Restricted cash primarily consists of escrowed tenant improvement funds, real estate taxes, capital improvement funds, insurance premiums and other amounts required to be escrowed pursuant to loan agreements.

Leases

The majority of the Company’s revenue is rental income derived from leases of our real estate assets.  We account for our leases in accordance with ASC Topic 842, Leases (“ASC 842”). The majority of the Company’s leases are structured such that tenants pay base rent and percentage rent in an amount equal to a designated percentage of the amount by which gross revenues at the property during any lease year exceed a negotiated base amount; tenants are also financially responsible for all, or substantially all, property-level operating and maintenance expenses, subject to certain exceptions. The Company negotiates base rent, percentage rent and the base amount used in the calculation of percentage rent with the applicable tenant based on economic factors applicable to the particular parking facility and geographic market. In general, the Company expects that the rent received from tenants will constitute the majority of the gross receipts generated at such parking facility above the applicable negotiated threshold.

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

If none of the criteria listed above are met, the lease is classified as an operating lease. Currently, all of the Company’s leases are classified as operating leases.

Certain of our lease agreements provide for tenant reimbursements of property taxes and other operating expenses that are variable depending upon the applicable expenses incurred. These reimbursements are accrued as base rental income in our Consolidated Statements of Operations in the period in which the applicable expenses are incurred. Certain assumptions and judgments are made in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursements.

Lease receivables are reviewed each reporting period to determine whether or not it is probable that we will realize substantially all lease payments from our tenants. If it is not probable substantially all of the remaining lease payments from a tenant will be collected, we will recognize a charge to rental income for any accrued rent receivables, including straight-line receivables.  Future rental income for that tenant will then be recognized on a cash basis, including any amounts relating to tenant reimbursement of expenses. Recording lease income on an accrual basis will resume for tenants once the Company believes the collection of rent for the remaining lease term is probable, which will generally be after a period of regular payments. Additionally, the Company records a general reserve based on a review of operating lease receivables at a company level to ensure they are properly valued based on analysis of historical bad debt, outstanding balances, and the current economic climate. As of December 31, 2022 and 2021, the reserve in accounts receivable for uncollectible amounts was $0.1 million.

Revenue Recognition

In 2020, as a result of the COVID-19 pandemic, the Company transitioned certain leases to management contracts. Under these contracts, the operator managed our real estate assets on our behalf and paid operating expenses from gross parking revenues.  The operator was then required to remit an agreed upon percentage of the remainder to the Company. These management contracts were accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers and revenues associated with these management contracts are recorded as management income in the Consolidated Statements of Operations. During the course of 2021, the Company reverted all management contracts back to leases.  There were no management contracts in effect after January 1, 2022 and all management income recognized during 2022 represents collections from operators subsequent to the termination of our management contract.

Investments in Real Estate

Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is recognized on a straight-line method over the estimated useful lives of each asset type. We periodically assess the reasonableness of useful lives which generally have the following lives, by asset class: up to 40 years for buildings, 15 years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests, generally one to 20 years.

Stock-Based Compensation

Stock-based compensation for equity awards is based on the grant date fair value of the equity awards and is recognized as general and administrative expense in our Consolidated Statement of Operations over the requisite service or performance period. Forfeitures are recognized as incurred. Certain equity awards are subject to vesting based upon the satisfaction of various service, market, or performance conditions.

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

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. The Company believes that its income tax filing positions and deductions would be sustained upon examination; thus, the Company has not recorded any uncertain tax positions as of December 31, 2022 and 2021.

Reportable Segments

Our principal business is the ownership and operation of parking facilities. We do not distinguish our principal business, or group our operations, by geography or size for purposes of measuring performance. Accordingly, we have presented our results as a single reportable segment.

Note C — Acquisitions and Dispositions of Investments in Real Estate

2022

The following table is a summary of the one parking asset acquisition completed during the year ended December 31, 2022 (dollars in thousands).

		Date	Property	#	Size /	Commercial	Purchase
Property	Location	Acquired	Type	Spaces	Acreage	Sq. Ft.	Price
222 Sheridan Bricktown Garage LLC	Oklahoma City, OK	6/7/2022	Garage	555	0.64	15,628	$ 17,513

The following table is a summary of the allocated acquisition value of the property acquired by the Company during the year ended December 31, 2022 (dollars in thousands).

	Land and	Building and	In-Place Lease	Total assets
	Improvements	improvements	Value	acquired
222 Sheridan Bricktown Garage LLC	$1,314	$16,020	$179	$17,513

On  September 1, 2022, the Company sold a parking lot located in Canton, Ohio for $0.7 million, resulting in a loss on sale of real estate of approximately $0.1 million. The Company received net proceeds of approximately $0.1 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

In February 2023, the Company sold a parking lot located in Wildwood, NJ for $1.5 million and we anticipate recognizing an estimated gain on sale of real estate of approximately $0.7 million during the first quarter of 2023. The assets (substantially all real estate) and liabilities (substantially all mortgage debt) for this property were classified as held for sale on our Consolidated Balance Sheet as of December 31, 2022.

2021

The following table is a summary of the parking asset acquisitions completed during the year ended December 31, 2022 (dollars in thousands).

		Date	Property	#	Size /	Retail	Purchase
Property	Location	Acquired	Type	Spaces	Acreage	Sq. Ft.	Price
1W7 Carpark, LLC	Cincinnati, OH	8/25/2021	Garage	765	1.21	18,385	$32,122
222W7 Holdco, LLC	Cincinnati, OH	8/25/2021	Garage	1625	1.84	—	$28,314
322 Streeter Holdco, LLC	Chicago, IL	8/25/2021	Garage	1154	2.81	—	$38,483
2nd Street Miami Garage, LLC	Miami, FL	9/9/2021	Contract	118	N/A	—	$3,253
Denver 1725 Champa Street Garage, LLC	Denver, CO	11/3/2021	Garage	450	0.72	—	$16,274

The following table is a summary of the allocated acquisition value of all properties acquired by the Company for the year ended December 31, 2022 (dollars in thousands).

	Land and	Building and	In-Place Lease	Contract	Total assets
	Improvements	improvements	Value	Value	acquired
1W7 Carpark, LLC	$2,995	$28,819	$308	$—	$32,122
222W7 Holdco, LLC	4,391	23,923	—	—	28,314
322 Streeter Holdco, LLC	11,387	27,096	—	—	38,483
2nd Street Miami Garage, LLC (a)	93	—	—	3,160	3,253
Denver 1725 Champa Street Garage, LLC	7,414	8,860	—	—	16,274
	$26,280	$88,698	$308	$3,160	$118,446

(a)

The value of in-place lease assets and the 2nd Street Miami Garage, LLC contract value are included in intangible assets on the consolidated balance sheet. The useful life of the in-place lease value at 1W7 Carpark, LLC is 5 years. The 2nd Street Miami Garage, LLC contract value has an indefinite life.

There were no dispositions of real estate for the year ended December 31, 2021.

Note D — Intangible Assets

A schedule of the Company’s intangible assets and related accumulated amortization for the years ended December 31, 2022 and 2021 is as follows (dollars in thousands):

	2022		2021
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
In-place lease value	$2,564	$1,621	$2,398	$1,311
Lease commissions	165	106	152	82
Indefinite lived contract	3,160	—	3,160	—
Acquired technology	4,217	561	4,046	133
Total intangible assets	$10,106	$2,288	$9,756	$1,526

Amortization of the in-place lease value, lease commissions and acquired technology are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled $0.8 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

A schedule of future amortization of acquired intangible assets for the year ended December 31, 2022 and thereafter is as follows (dollars in thousands):

	Acquired in-place leases	Lease commissions	Technology
2023	$320	$24	$448
2024	303	21	443
2025	189	9	443
2026	102	4	443
2027	29	1	415
Thereafter	—	—	1,464
	$943	$59	$3,656

Note E — Notes Payable

As of December 31, 2022 and 2021, the principal balances on notes payable are as follows (dollars in thousands):

	Original Debt	Monthly	Balance as		Term		Interest	Loan
Loan (4)	Amount	Payment	of 12/31/22	Lender	(in Years)		Rate	Maturity
MVP Milwaukee Old World	$771	I/O	$1,871	Vestin Realty Mortgage II	1		7.50%	8/25/2023
Minneapolis Venture	$2,000	I/O	$4,000	Vestin Realty Mortgage II	1		7.50%	8/25/2023
MVP Milwaukee Clybourn	$191	I/O	$191	Vestin Realty Mortgage II	1		7.50%	8/25/2023
MVP Clarksburg Lot	$476	I/O	$379	Vestin Realty Mortgage II	1		7.50%	8/25/2023
MVP Cincinnati Race Street	$2,550	I/O	$3,450	Vestin Realty Mortgage II	1		7.50%	8/25/2023
MVP Memphis Poplar (3)	$1,800	I/O	$1,800	LoanCore	5		5.38%	3/6/2024
MVP St. Louis (3)	$3,700	I/O	$3,700	LoanCore	5		5.38%	3/6/2024
Mabley Place Garage	$9,000	$44	$7,635	Barclays	10		4.25%	12/6/2024
322 Streeter Holdco	$25,900	$130	$25,352	American National Insurance Co.	5	*	3.50%	3/1/2025
MVP Houston Saks Garage	$3,650	$20	$2,963	Barclays Bank PLC	10		4.25%	8/6/2025
Minneapolis City Parking	$5,250	$29	$4,379	American National Insurance, of NY	10		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage	$4,400	$23	$3,664	FBL Financial Group, Inc.	10		4.00%	8/1/2026
West 9th Properties II	$5,300	$30	$4,497	American National Insurance Co.	10		4.50%	11/1/2026
MVP Fort Worth Taylor	$13,150	$73	$11,189	American National Insurance, of NY	10		4.50%	12/1/2026
MVP Detroit Center Garage	$31,500	$194	$27,625	Bank of America	10		5.52%	2/1/2027
MVP Denver Sherman (1)	$286	$2	$264	KeyBank	10	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot (1)	$2,142	$12	$1,977	KeyBank	10	*	4.90%	5/1/2027
MVP Denver 1935 Sherman (1)	$762	$4	$703	KeyBank	10	*	4.90%	5/1/2027
MVP St. Louis Washington (1)	$1,380	$24	$1,274	KeyBank	10	*	4.90%	5/1/2027
St. Paul Holiday Garage (1)	$4,132	$8	$3,814	KeyBank	10	*	4.90%	5/1/2027
Cleveland Lincoln Garage (1)	$3,999	$23	$3,691	KeyBank	10	*	4.90%	5/1/2027
MVP Indianapolis Meridian Lot (2)	$938	I/O	$938	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Louisville Broadway Station (2)	$1,682	I/O	$1,682	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Whitefront Garage (2)	$6,454	I/O	$6,454	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Houston Preston Lot (2)	$1,627	I/O	$1,627	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot (2)	$1,820	I/O	$1,820	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
St. Louis Broadway (2)	$1,671	I/O	$1,671	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
St. Louis Seventh & Cerre (2)	$2,057	I/O	$2,057	Cantor Commercial Real Estate	10	**	5.03%	5/6/2027
St Louis Cardinal Lot DST	$6,000	I/O	$6,000	Cantor Commercial Real Estate	10		5.25%	5/31/2027
MVP Preferred Parking	$11,330	$66	$11,257	Key Bank	10	**	5.02%	8/1/2027
Less unamortized loan issuance costs			$(974)
			$146,948

(1)	The Company issued a promissory note to KeyBank for $12.7 million secured by the pool of properties.
(2)	The Company issued a promissory note to Cantor Commercial Real Estate Lending, L.P. (“CCRE”) for $16.25 million secured by the pool of properties.
(3)	The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by MVP St. Louis 2013 and MVP Memphis Poplar.
(4)	The table above excludes mortgage debt related to the MVP Wildwood NJ Lot, LLC. This property was classified as held for sale as of December 31, 2022. As such, the $1.0 million outstanding principal and related unamortized loan issuance costs are reported as liabilities held for sale on the Consolidated Balance Sheets.

* 2 Year Interest Only

** 10 Year Interest Only

I/O - Interest Only

In April 2022, the Company received notification from the Small Business Administration stating that the round two paycheck protection program loan was forgiven in full in the amount of $328,000. The forgiveness of this loan was recognized in the consolidated statements of operations for the year ended December 31, 2022.

During 2021, VRMI and VRMII acquired $11.5 million of outstanding notes payable the Company had with various lenders. On  July 5, 2022, VRMI merged with and into Suncrest Holdings, LLC (“Suncrest”), an entity managed by an entity majority owned and controlled by Mr. Shustek, the Company’s former Chief Executive Officer. On  July 11, 2022, Suncrest assigned and sold five of the six notes issued originally by VRMI to certain of the subsidiaries of the Company (collectively, the “VRMI Notes”) to VRMII. As a result, the obligations of Company subsidiaries under the five VRMI Notes, including all repayment obligations, are now owed to VRMII.  All of the loans evidenced under the five VRMI Notes originally matured and were payable in full on  August 25, 2022. However, in  August 2022, the Company extended the term of the VRMI Notes to  August 2023. In connection with this extension, the coupon rate was increased from 7.0% to 7.5% and the Company paid VRMII a $0.6 million extension fee.

Reserve funds are generally required for repairs and replacements, real estate taxes, and insurance premiums.  Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits. As of  December 31, 2022 and 2021, borrowers for three of the Company’s loans totaling $55.6 million and seven loans totaling $96.0 million, respectively, failed to meet certain loan covenants. As a result, we are subject to additional cash management procedures, which resulted in approximately $0.7 million and $1.0 million of restricted cash at  December 31, 2022 and 2021, respectively. In order to exit cash management, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures. As of December 31, 2022, $1.0 million of our restricted cash was for two borrowers that had consecutive debt service coverage ratios in excess of required amounts during 2022 and were in process of being released from cash management.

As of December 31, 2022, future principal payments on notes payable are as follows (dollars in thousands):

2023	$13,048
2024	16,012
2025	29,091
2026	22,708
2027	67,063
Thereafter	—
Total	$147,922

Note F — Revolving Credit Facility

On  March 29, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with KeyBank Capital Markets, as lead arranger, and KeyBank, National Association, as administrative agent.  The Credit Agreement refinanced the Company’s then current loan agreements for certain properties. The Credit Agreement provides for, among other things, a $75.0 million revolving credit facility, originally maturing on  April 1, 2023 (the “Revolving Credit Facility”). The Revolving Credit Facility  may be increased by up to an additional $75.0 provided that no event of default has occurred and certain other conditions are satisfied.  Borrowings under the Revolving Credit Facility bear interest at a Secured Overnight Financing Rate (“SOFR”) benchmark rate or Alternate Base Rate, plus a margin of between 1.75% and 3.00%, with respect to SOFR loans, or 0.75% to 2.00%, with respect to base rate loans, based on the Company’s leverage ratio as calculated under the Credit Agreement. The Credit Agreement is secured by a pool of properties and requires compliance with certain financial covenants. The Credit Agreement also includes financial covenants that require the Company to (i) maintain a total leverage ratio not to exceed 65.0%, (ii) not to exceed certain fixed charge coverage ratios, and (iii) maintain a certain tangible net worth.

On  April 15, 2022, the Company drew on the Revolving Credit Facility to pay a loan in full with LoanCore in the amount of $37.9 million. The loan had a maturity date of  December 9, 2022 and was secured by a pool of six properties. On  April 21, 2022, the Company drew on the Revolving Credit Facility to pay two loans in full with Associated Bank in a combined amount of $18.2 million. The loans had maturity dates of  May 1, 2022 and  October 1, 2022, respectively, and were secured by two properties. On  June 6, 2022, the Company drew on the Revolving Credit Facility for $17.6 million to fund the acquisition of 222 Sheridan Bricktown Garage LLC. As of December 31, 2022, the Company had drawn $73.7 million of the available $75.0 million in the Credit Agreement.

On  November 17, 2022, the Company executed an amendment to the Credit Agreement which extends the maturity of the Revolving Credit Facility to  April 1, 2024, amends certain financial covenants through the new term, and adds a requirement for the Company to use diligent efforts to pursue an equity raise or liquidity event by  March 31, 2023.  In connection with this extension, the Company paid an extension fee of $375,000 (plus fees), which is being deferred and amortized over the new term of the Revolving Credit Facility.

As of December 31, 2022, the balance of unamortized loan fees associated with the Revolving Credit Facility is $1.0 million which is being amortized to interest expense in the Consolidated Statements of Operations over the remaining term.

Note G — Leases

Lessee

From January 10, 2020 through closing of the Transaction the Company leased corporate office space in Las Vegas for its former headquarters.  The lease was accounted for as an operating leases in accordance with ASC 842 and we recognized zero and $0.2 million of lease expense for the years ended December 31, 2022 and 2021, respectively, which is reported in general and administrative expense in our Consolidated Statements of Operations.

Lessor

All of the Company’s leases are classified as operating leases. The following table summarizes the components of operating lease revenue recognized during the years ended December 31, 2022 and 2021 included within the Company's Consolidated Statements of Operations (dollars in thousands):

	Year Ended December 31,
Lease revenue	2022	2021
Fixed contractual payments	$7,107	$9,154
Variable lease payments	$21,542	$6,939
Straight-line rental income	$25	$135

Future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of December 31, 2022, assuming no new or renegotiated leases or option extensions on lease agreements are executed, are as follows (dollars in thousands):

Years Ending December 31,	Future lease payments due
2023	$5,010
2024	$4,484
2025	$3,504
2026	$2,626
2027	$523
Thereafter	$—

Note H – Equity

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

On  March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $1.2 million of which approximately $0.6 million had been paid to Series A stockholders. As of December 31, 2022 and 2021, approximately $0.6 million and $0.4 million of Series A Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the Consolidated Balance Sheet.

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

Each holder of Series 1 Preferred Stock received, for every $1,000 in shares subscribed by such holder, detachable warrants to purchase 35 shares of the Company’s common stock if the Company’s common stock is listed on a national securities exchange. Since a Listing Event did not occur on or prior to the fifth anniversary of the final closing date of the offering (ie. January 31, 2023), the outstanding warrants automatically expired.

On  March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series 1 Preferred Stock, however, such distributions will continue to accrue in accordance with the terms of the Series 1 Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $14.3 million of which approximately $6.4 million had been paid to Series 1 Preferred Stock stockholders. As of  December 31, 2022 and 2021, approximately $7.9 million and $5.1 million of Series 1 Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the Consolidated Balance Sheet.

Warrants

On  August 25, 2021, in connection with the closing of the Transaction, the Company entered into a warrant agreement (the “Warrant Agreement”) pursuant to which it issued to Color Up warrants to purchase up to 1,702,128 shares of common stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million (the “Common Stock Warrants”). Each whole Common Stock Warrant entitles the registered holder thereof to purchase one whole share of common stock at a price of $11.75 per share, subject to customary adjustments, at any time following a “Liquidity Event,” which is defined as an initial public offering and/or listing of the common stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange. The Common Stock Warrants will expire on August 25, 2026.

The Common Stock Warrants are classified as equity and recorded at the issuance date fair value.  The issuance date fair value was determined using option pricing models and assumptions that were based on the individual characteristics of the Common Stock Warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate.

Tender Offer

On October 5, 2021, Color Up initiated a Tender Offer (the “Offer”) to purchase up to 900,506 shares of common stock of the Company, at a price of $11.75 per share. On November 5, 2021, a total of 878,082 shares of common stock were validly tendered and not validly withdrawn pursuant to the Offer and Color Up accepted for purchase all such shares. Color Up initiated payment of an aggregate of approximately $10.3 million to the stockholders participating in the Offer.

Effective November 8, 2021, Color Up executed a subscription agreement with the Company pursuant to which Color Up acquired the remaining 22,424 shares of common stock not purchased through the Offer at $11.75 per share.

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

Convertible Noncontrolling Interests

As of December 31, 2022, the Operating Partnership had approximately 17.0 million OP Units outstanding, excluding any equity incentive units granted. Under the terms of the Third Amended and Restated Limited Partnership Agreement, OP Unit holders  may elect to exchange certain OP Units for shares of the Company’s Common Stock upon completion of a liquidity event. The OP Units outstanding as of  December 31, 2022 are classified as noncontrolling interests within permanent equity on our consolidated balance sheets.

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment Plan (“DRIP”) which allows its stockholders to invest distributions in additional shares of our common stock, subject to certain limits. Stockholders who elect to participate in the DRIP  may choose to invest all or a portion of their cash distributions in shares of our common stock at a price equal to our most recent estimated value per share.  On  March 22, 2018, the Company suspended payment of distributions and as such there are currently no distributions to invest in the DRIP.

Share Repurchase Program

On  May 29, 2018, the Company’s Board of Directors suspended the Share Repurchase Program, other than for hardship repurchases in connection with a shareholder’s death. Repurchase requests made in connection with the death of a stockholder can be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or once the Company had established an estimated NAV per share, 100% of such amount as determined by the Company’s Board of Directors, subject to any special distributions previously made to the Company’s stockholders. On  March 24, 2020, the Board of Directors suspended all repurchases, even in the case of a stockholder’s death.

Note I - Stock-Based Compensation

On  May 27, 2022, the Operating Partnership issued long-term incentive equity awards in the form of Director LTIP units of the Operating Partnership (“Director LTIP Units”) to the Company's five independent directors in consideration for their accrued but unpaid director compensation fees. The Director LTIP Units will vest ratably in equal installments on each of the next three anniversaries of the grant date, subject to the director's continued employment, contractual or other service relationship with the Company or an affiliate of the Company on the vesting date. The grant date fair value was determined to be $15.47. Prior to the granting of the Director LTIP Units, the associated compensation was anticipated to be paid in cash, and as such, the expense was accrued as a liability in the Consolidated Balance Sheets. Upon vesting, the Director LTIP Units are redeemable in cash or shares, at the option of the holder. As a result, the Director LTIP Units are classified as a liability within accounts payable and accrued expenses in the Consolidated Balance Sheet as of December 31, 2022.

Also on  May 27, 2022, the Operating Partnership granted an aggregate of 1,500,000 Performance Units of the Operating Partnership (“PUs”) to the executive officers of the Company pursuant to performance unit award agreements entered into with respect to the PUs. The PUs vest, subject to the continued employment of the executive officers, upon the achievement of a 50% market condition and a 50% performance condition. The performance period for the market and performance conditions are  May 27, 2022 through  December 31, 2025 and  May 27, 2022 through  December 31, 2027, respectively, subject to the executive’s continued performance of the services of the Company, the Operating Partnership or an affiliate. The grant date fair value of the 750,000 PUs with market conditions was estimated at $8.95 per unit using a Monte Carlo simulation for the future stock prices of the Company and its corresponding peer group. The 750,000 PUs subject to a performance condition will vest if the Company’s adjusted funds from operations per share of common stock is at least $1.25 for four consecutive quarters prior to the fourth quarter of 2025 and then for an additional four consecutive quarters prior to  December 31, 2027. The PUs subject to a performance condition were deemed not probable of achievement as of December 31, 2022. The probability of achievement of the performance condition will continue to be assessed throughout the performance period.

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

On  August 23, 2022, the Board granted 272,341 LTIP Units of the Operating Partnership to Mr. Chavez and Ms. Hogue, in lieu of full satisfaction of the Company’s obligation to issue to Mr. Chavez and Ms. Hogue restricted shares of common stock under their respective employment agreements with the Company (the “Executive LTIP Units”). As of the original grant date, the Executive LTIP Units were to vest in full only upon the occurrence of a Liquidity Event (as defined in Mr. Chavez and Ms. Hogue’s respective employment agreements) prior to  August 25, 2024. On December 13, 2022, in connection with the Merger, the agreements granting these Executive LTIP Units were amended to require a service condition for a period of one year from a Liquidity Event.  The modified grant date fair value of these Executive LTIP Units was determined to be $15.00 per unit.  These Executive LTIP Units were deemed not probable of achievement as of the modification date and December 31, 2022.

The following table sets forth a roll forward of all incentive equity awards for the year ended December 31, 2022:

	As of December 31, 2022
	Number of Incentive Equity Awards	Weighted Avg Grant FV Per Share
Balance - January 1, 2022	—	$—
Granted	1,782,027	12.65
Vested	—	—
Forfeited	—	—
Total unvested units	1,782,027	$12.65

The Company recognized $2.5 million and $0.1 million of amortization of stock-based compensation for the years ended December 31, 2022 and 2021, respectively, which is included in general and administrative expenses in the Consolidated Statements of Operations. The remaining unrecognized compensation cost of approximately $4.2 million for PUs with market conditions is expected to be recognized over the remaining derived service period of 12 months.  No amortization was recognized for the Executive LTIPs or PUs with performance conditions as they were deemed not probable of achievement.  The unrecognized compensation cost of $15.7 million of these awards will be recognized once the performance conditions are deemed to be probable of achievement.

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

The Company’s Board of Directors or a committee appointed by its Board of Directors will administer the long-term incentive plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted under the long-term incentive plan if the grant or vesting of the awards would jeopardize the Company’s status as a REIT under the Code (if applicable) or otherwise violate the ownership and transfer restrictions imposed under its charter. Unless otherwise determined by the Company’s Board of Directors, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.

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

Note J — Employee Benefit Plan

Effective July 1, 2019, the Company began participating in 401(k) Safe Harbor Plan (the “Plan”), which is a defined contribution plan covering all eligible employees. Under the provisions of the Plan, participants may direct the Company to defer a portion of their compensation to the Plan, subject to limitations in the Code. The Company provides for an employer matching contribution equal to 100% of the first 6% of eligible compensation contributed by each employee, which is funded in cash. All contributions vest immediately.

Total expense recorded for the matching 401(k) contribution in the years ended December 31, 2022 and 2021 was approximately $147,000 and $46,000, respectively.

Note K – Earnings (Loss) Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. The Company includes the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants were antidilutive as a result of the net loss for the years ended December 31, 2022 and 2021 and therefore were excluded from the dilutive calculation. The Company includes unvested PUs as contingently issuable shares in the computation of diluted EPS once the market criteria is met, assuming that the end of the reporting period is the end of the contingency period. The Company had 150,000 additional performance units that were granted to our executive officers on  May 27, 2022, which are considered antidilutive to the dilutive loss per share calculation for the year ended December 31, 2022. The Company did not have any additional dilutive shares resulting in basic loss per share equaling dilutive loss per share for the year ended December 31, 2021.

The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Numerator:
Net loss attributable to MIC	$(11,119)	$(14,064)
Net loss attributable to participating securities	—	—
Net loss attributable to MIC common stock	$(11,119)	$(14,064)
Denominator:
Basic and dilutive weighted average shares of Common Stock outstanding	7,762,375	7,741,192
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(1.43)	$(1.82)

Note L – Variable Interest Entities

The Company, through a wholly owned subsidiary of its Operating Partnership, owns a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). MVP St. Louis is the owner of a 2.56-acre, 376-vehicle commercial parking lot, known as the Cardinal Lot.

At the time of its initial investment, the Company concluded that MVP St. Louis was a VIE and that the power to direct the activities that most significantly impact the economic performance of MVP St. Louis was held by MVP Parking DST, LLC (the “Manager”) and certain subsidiaries of the Manager.  As a result, the investment in MVP St. Louis was accounted for using the equity method of accounting through  August 25, 2021.

In connection with the closing of the Transaction, the former advisor of the Company, MVP Realty Advisors, LLC (“MVPRA”) transferred ownership of the Manager to Mr. Chavez. This change in structure was deemed a reconsideration event and the Company concluded that it was the primary beneficiary of the MVP St. Louis. As a result, the Company began consolidating its investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $12.0 million (substantially all real estate investments) and liabilities of approximately $6.2 million (substantially all mortgage debt) as of  August 25, 2021.  These assets and liabilities were recorded at fair value as of the date of consolidation, and a gain of approximately $0.4 million was recognized in the Consolidated Statement of Operations. MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC had total assets of approximately $12.6 million (substantially all real estate investments) and liabilities of approximately $6.2 million (substantially all mortgage debt) as of December 31, 2022.

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

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  As a taxable C Corporation, the Company has evaluated its deferred tax assets for the year ended December 31, 2022, which consist primarily of net operating losses and its investment in the Operating Partnership. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended  December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Despite substantial growth in property-level operations, the Company has continued to generate a net loss and as such the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the year ended December 31, 2022. A change in circumstances  may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its Consolidated Statements of Operations in the period in which such changes in circumstances occur.

The provision for income taxes for the years ended December 31, 2022 and 2021 consisted of the following, which is included in general and administrative expense in the Consolidated Statements of Operations (dollars in thousands):

	2022	2021
Current
Federal	—	—
State	29	31
Total Current	$29	$31

Deferred
Federal	—	—
State	—	—
Total Deferred	—	—
Total	$29	$31

The following table presents a reconciliation of the statutory corporate U.S. federal income tax rate to the Company’s effective tax rate as of December 31, 2022:

	2022	2021
Tax at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal effect	2.29%	5.16%
Non-Deductible Expenses	0.89%	0.64%
Change in Valuation Allowance	(24.54)%	(27.08)%
Effective income tax rate	—	—

The balances for deferred taxes for the years ended December 31, 2022 and 2021 consisted of the following (dollars in thousands):

	Year Ended December 31,
	2022	2021
Deferred Tax Assets:
NOL Carryforward	$14,030	$11,307
Intangible Assets	4,676	5,661
Investment in Operating Partnership	8,388	10,576
Gross deferred tax assets	$27,094	$27,544
Less valuation allowance	(27,094)	(27,544)
Total deferred tax assets	$—	$—
Deferred Tax Liabilities:
Straight-line Rent	—	—
Total deferred tax liabilities	$—	$—
Total net deferred taxes	$—	$—

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

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of the Company’s debt (including notes payable and the Revolving Credit Facility) was derived using Level 2 inputs and approximate $207.4 million and $161.2 million as of December 31, 2022 and 2021, respectively.

Our real estate assets are measured and recognized at fair value on a nonrecurring basis when we determine an impairment has occurred. To estimate fair value the Company may use internally developed valuation models or independent third-parties.  In either case, the fair value of real estate may be based on a number of approaches including the income capitalization approach, sales comparable approach or discounted cash flow approach.  Each of these approaches utilized estimates and assumptions regarding an assets’ future performance and cash flows as well as market conditions, capitalization rates and discount rates which are all considered Level 2 inputs.

Note O — Commitments and Contingencies

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

The Company has previously disclosed stockholder class action lawsuits alleging direct and derivative claims against the Company, certain of its then-officers, then-directors, the Former Advisor and/or Mr. Shustek captioned Arthur Magowski v. The Parking REIT, Inc., et. al, No. 24-C-19003125 (filed on May 31, 2019), Michelle Barene v. The Parking REIT, Inc., et. al, No. 24-C-19003527 (filed on June 27, 2019) and SIPDA Revocable Trust v. The Parking REIT, Inc., et al, Case No. 2:19-cv-00428 (filed on March 12, 2019). As a result of the Transaction, the Settlement Agreement (as defined in the Purchase Agreement) was entered into subject to completion of Color Up’s Tender Offer (as defined in the Purchase Agreement) for up to 900,506 shares of the Company’s outstanding Common Stock at $11.75 per share. Upon the expiration of the Tender Offer on November 5, 2021, the terms of the Settlement Agreement were satisfied and the prior lawsuits settled.

The Company has previously disclosed that the SEC was conducting an investigation relating to the Company. On  March 11, 2021, the SEC notified the Company that they do not intend to recommend an enforcement action by the Commission against the Company.

The SEC investigation also related to the conduct of the Company’s former chairman and chief executive officer, Mr. Shustek.  On  July 29, 2021, the SEC filed a civil lawsuit against Mr. Shustek and his advisory firm Vestin Mortgage LLC, alleging violations of the securities laws (Case 2-21-civ-01416-JCM-BNW, U.S. District Court, District of Nevada). The SEC seeks disgorgement, injunctions, and bars against Mr. Shustek, and related penalties. Pursuant to the Transaction, Mr. Shustek's right to indemnification by the Company for certain claims related to the SEC's investigation shall not exceed $2 million. This liability was recognized by the Company upon the closing of the Transaction and is included in indemnification liability on our Consolidated Balance Sheet. Effective as of the closing of the Transaction, Mr. Shustek resigned as Chief Executive Officer and director of the Company.

On  August 25, 2021, the Company also entered into an Assignment of Claims, Causes of Action, and Proceeds Agreement, or the Assignment of Litigation Agreement, pursuant to which the Company assigned to the Former Advisor certain claims and claim proceeds that the Company had against Ira S. Levine, Levine Law Group, Inc. (or any other name by which a firm including Ira Levine was known), Edwin Herbert Bentzen IV and Andrew Fenton. The Settlement Agreement is not related to the Assignment of Litigation Agreement.

In January 2023, the 43rd District Court of Parker County, Texas entered summary judgment in favor of the plaintiff, John Roy, who alleges he is due a commission relating to a proposed sale of the Fort Worth Taylor parking facility which was never consummated.  The Company has filed an appeal.  As a result of the court’s summary judgment, we recognized a charge of $0.7 million for the full estimated amount of damages (including legal fees and costs).  The $0.7 million was recognized within organizational, offering and other costs in our Consolidated Statements of Operations and indemnification liability on our Consolidated Balance Sheets.

Note P — Related Party Transactions and Arrangements

Two of the Company’s assets, 1W7 Carpark and 222W7, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Company’s CEO. The Company’s CEO is neither an owner nor beneficiary of Park Place Parking. Park Place Parking has been operating these assets for five and four years, respectively. Both assets were acquired with their management agreements in place and at the same terms under which they were operating prior to the Transaction. As of  December 31, 2022 and 2021, respectively, the Company recorded a balance of approximately $0.1 million from Park Place Parking which is included in accounts receivable, net on the Consolidated Balance Sheets and has been paid subsequent to December 31 within terms of the lease agreement.

In  May 2022, the Company entered into a lease agreement with ProKids, an Ohio not-for-profit. An immediate family member of the Company’s CEO is a member of the Board of Trustees and President-Elect of that organization.  ProKids leased 21,000 square feet of vacant unfinished commercial space in a 531,000 square foot building in Cincinnati, Ohio for 120 months. ProKids will invest in the tenant improvements in this space and ultimately use it as their headquarters location. ProKids will have no rent due to the Company throughout the lease term, other than a rental fee on parking spaces used by the ProKids staff and visitors. As of December 31, 2022, ProKids does not owe the Company rental income related to the lease agreement.

The Company has agreed to pay for certain tax return preparation services of Color Up and certain member entities of Color Up.  The Company has incurred $129,490 related to these services which is reflected in general and administrative expenses in the consolidated statements of income for the year ended December 31, 2022.

In connection with the Transaction, the Company owes approximately $469,231 to certain member entities of Color Up relating to prorated revenues for the month of  August 2021 of the three properties contributed by Color Up.  The accrual was established in the fourth quarter of 2021 and is reflected within due to related parties on the Consolidated Balance Sheets. Additionally, in connection with the Transaction, the Company is due approximately $156,000 from Color Up as consideration for OP Units then issued which is reflected within due from related parties on the Consolidated Balance Sheets.

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

Note Q – Revision of Previously Issued Quarterly Financial Information (Unaudited)

During the year ended December 31, 2022, the Company identified certain errors impacting our first, second, and third quarterly filings of 2022.  A summary of such errors is outlined in the tables below and include errors related to the cut-off and classification of accruals, cash, prepaids and expenses, accounting and record keeping for tenant billings and deposits, accounting related to interest expense and loan fee amortization, elimination of intercompany receivables and payables, and corrections related to the calculation of noncontrolling interest.

Management assessed the materiality of these errors and concluded the misstatements were not material to the unaudited financial statements for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022. Presented below are revisions to the previously issued quarterly financial statements for the effect of the revisions on the consolidated balance sheets and statements of operations as of and for the three months ended March 31, 2022, three and six months ended June 30, 2022, and three and nine months ended September 30, 2022, respectively.

	As of March 31, 2022			As of June 30, 2022			As of September 30, 2022
	As reported	Adjustments	As Corrected	As reported	Adjustments	As Corrected	As reported	Adjustments	As Corrected
	(in thousands)			(in thousands)			(in thousands)
Consolidated Balance Sheet:
Buildings and improvements	$254,482	$(156)	$254,326	$271,046	$(156)	$270,890	$271,964	$(156)	$271,808
Fixed assets, net	56	(43)	13	296	(81)	215	207	-	207
Cash	9,418	(548)	8,870	8,623	(441)	8,182	5,862	-	5,862
Cash – restricted	5,043	333	5,376	5,357	226	5,583	6,721	-	6,721
Prepaid expenses	462	194	656	544	(138)	406	1,021	(13)	1,008
Accounts receivable	3,312	(197)	3,115	2,494	(291)	2,203	2,578	(85)	2,493
Due from related parties	-	156	156	-	156	156	-	156	156
Other assets	103	(47)	56	121	(127)	(6)	64	-	64
Notes payable, net	205,965	-	205,965	150,299	(37)	150,262	148,278	-	148,278
Revolving Credit Facility, net	-	-	-	72,106	290	72,396	72,648	195	72,843
Accounts payable and accrued liabilities	15,589	(954)	14,635	18,530	(856)	17,674	21,604	(119)	21,485
Security Deposit	166	(46)	120	185	(46)	139	97	61	158
Deferred revenue	99	(35)	64	101	(35)	66	372	-	372
Accumulated deficit	(102,855)	370	(102,485)	(104,541)	(305)	(104,846)	(106,692)	(40)	(106,732)
Non-controlling interest	104,906	850	105,756	102,986	(352)	102,634	101,609	(56)	101,553

	Three Months Ended March 31, 2022
	As reported	Adjustments	As Corrected
	(in thousands, except per share data)

Consolidated Statement of Operations:
Base rent income	$2,051	$(120)	$1,931
Management agreement	-	427	427
Percentage rent	4,329	127	4,456
Property taxes	1,836	(205)	1,631
Property operating expense	837	16	853
General and administrative	1,506	9	1,515
Professional fees	1,988	(520)	1,468
Depreciation and amortization	1,967	43	2,010
Interest expense	(2,539)	83	(2,457)
Other income	15	46	61
Net loss	(4,278)	1,220	(3,058)
Net income attributable to non-controlling interest	(2,472)	850	(1,622)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	(2,556)	370	(2,186)
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.33)	$0.05	$(0.28)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As reported	Adjustments	As Corrected	As reported	Adjustments	As Corrected
	(in thousands, except per share data)			(in thousands, except per share data)
Consolidated Statement of Operations:
Base rent income	$2,122	$(120)	$2,002	$4,173	$(120)	$4,053
Management agreement	427	(427)	(0)	427	(114)	313
Percentage rent	4,856	175	5,031	9,185	271	9,456
Property taxes	1,844	(105)	1,739	3,680	(105)	3,575
Property operating expense	731	(32)	699	1,568	(97)	1,471
General and administrative	1,882	(44)	1,838	3,388	(44)	3,344
Professional fees	532	(38)	494	1,562	(387)	1,175
Organizational, offering and other costs	1,567	309	1,876	2,525	197	2,722
Depreciation and amortization	2,021	43	2,064	3,988	43	4,031
Interest expense	(3,168)	(198)	(3,366)	(5,707)	(250)	(5,957)
Other income	15	46	61	30	46	76
Net loss	(3,997)	(656)	(4,653)	(8,275)	225	(8,050)
Net income attributable to non-controlling interest	(2,311)	(352)	(2,663)	(4,783)	126	(4,657)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	(2,436)	(305)	(2,741)	(4,992)	99	(4,893)
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.31)	$(0.04)	$(0.35)	$(0.64)	$0.01	$(0.63)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As reported	Adjustments	As Corrected	As reported	Adjustments	As Corrected
	(in thousands, except per share data)			(in thousands, except per share data)
Consolidated Statement of Operations:
Base rent income	$2,173	$120	$2,293	$6,346	$120	$6,466
Management agreement	-	-	-	427	(114)	313
Percentage rent	6,245	(187)	6,058	15,430	(187)	15,243
Property taxes	1,912	(106)	1,806	5,592	(106)	5,486
Property operating expense	501	(17)	484	2,069	(97)	1,972
General and administrative	2,455	44	2,499	5,843	(9)	5,834
Professional fees	525	(47)	478	2,087	(326)	1,761
Organizational, offering and other costs	2,168	(197)	1,971	4,693	-	4,693
Depreciation and amortization	2,137	(43)	2,094	6,125	(43)	6,082
Interest expense	(3,387)	(288)	(3,675)	(9,094)	(383)	(9,477)
Other income	123	(107)	16	153	(107)	46
Net loss	(4,596)	(96)	(4,692)	(12,871)	(89)	(12,960)
Net income attributable to non-controlling interest	(2,445)	(56)	(2,501)	(7,228)	(52)	(7,280)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	(2,901)	(40)	(2,941)	(7,893)	(37)	(7,930)
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.37)	$(0.01)	$(0.38)	$(1.02)	$0.01	$(1.01)

Note R – Quarterly Financial Data (Unaudited)

The interim financial statements for the quarterly periods in 2022 are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the periods presented. Information for the three months ended March 31, 2022,  June 30, 2022, and September 30, 2022 have been adjusted to correct immaterial errors. See Note Q, Revision of Previously Issued Quarterly Financial Information, for additional information.

	For the 2022 Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenues
Base rental income	$1,931	$2,002	$2,293	$2,119
Management income	427	-	-	-
Percentage rental income	4,456	5,031	6,058	4,785
Total revenues	$6,814	$7,033	$8,351	$6,904

Expenses
Property taxes	$1,631	$1,739	$1,806	$1,709
Property operating expense	853	699	484	912
Interest expense	2,457	3,366	3,675	3,415
Depreciation and amortization	2,010	2,064	2,094	2,080
General and administrative	1,515	1,838	2,499	2,683
Professional fees, net of reimbursement of insurance proceeds	1,468	494	478	250
Organizational, offering and other costs	-	1,876	1,971	1,745
Total expenses	$9,933	$12,075	$13,007	$12,794

Other income (expense)
Loss on sale of real estate	$-	$-	$(52)	$-
PPP loan forgiveness	-	328	-	-
Other income	61	61	16	(32)
Total other income (expense)	$61	$389	$(36)	$(32)

Net loss	$(3,058)	$(4,653)	$(4,692)	$(5,923)
Net loss attributable to non-controlling interest	(1,622)	(2,663)	(2,501)	(3,422)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(1,436)	$(1,990)	$(2,191)	$(2,501)

Preferred stock distributions declared - Series A	(54)	(54)	(54)	(54)
Preferred stock distributions declared - Series 1	(696)	(696)	(696)	(696)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(2,186)	$(2,740)	$(2,941)	$(3,251)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.28)	$(0.35)	$(0.38)	$(0.42)
Weighted average common shares outstanding, basic and diluted	7,762,375	7,762,375	7,762,375	7,762,375

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2022

(dollars in thousands)

					Costs Capitalized Subsequent to
			Initial Cost		Acquisition		Gross Carrying Amount at December 31, 2022 (1)
												Life on
												which depr
										Accumulated		in latest
			Land and	Buildings and		Carrying		Building and		Depreciation	Date	statement is
Description	ST	Encumbrance	Improvements	Improvements	Improvements	Costs	Land	Improvements	Total	(2)	Acquired	computed
West 9th Street (3)	OH	$4,497	$5,675	$—	$243	$—	$5,918	$—	$5,918	$60	2016	15
Crown Colony (3)	OH	—	3,030	—	19	—	2,954	—	2,954	7	2016	15
Cincinnati Race Street	OH	3,450	2,142	2,358	1,870	—	1,904	3,966	5,870	943	2016	39,15
St Louis Washington	MO	1,274	3,000	—	7	—	1,637	—	1,637	2	2016	15
St Paul Holiday Garage	MN	3,814	1,673	6,527	385	—	1,673	6,912	8,585	1,145	2016	39,15
Louisville Station	KY	1,682	3,050	—	57	—	3,007	—	3,007	22	2016	15
Whitefront Garage	TN	6,454	3,116	8,380	176	—	3,116	8,556	11,672	1,407	2016	39,15
Cleveland Lincoln Garage	OH	3,691	2,195	5,122	5,163	—	1,378	8,377	9,755	1,789	2016	39,15
Houston Preston	TX	1,627	2,800	—	20	—	2,820	—	2,820	7	2016	15
Houston San Jacinto	TX	1,820	3,200	—	50	—	3,250	—	3,250	18	2016	15
MVP Detroit Center Garage	MI	27,625	7,000	48,000	743	—	7,000	48,743	55,743	7,504	2017	39,15
St. Louis Broadway	MO	1,671	2,400	—	—	—	2,400	—	2,400	—	2017	N/A
St. Louis Seventh & Cerre	MO	2,057	3,300	—	—	—	3,300	—	3,300	—	2017	N/A
MVP Preferred Parking	TX	11,257	15,800	4,700	720	—	15,230	5,250	20,480	857	2017	39,15
MVP Raider Park Garage	TX	*	2,005	9,057	2,713	—	2,005	11,770	13,775	1,741	2017	39,15
MVP PF Memphis Poplar 2013	TN	1,800	3,658	—	24	—	3,670	12	3,682	17	2017	15
MVP PF St. Louis 2013	MO	3,700	5,041	—	—	—	5,041	—	5,041	36	2017	15
Mabley Place Garage	OH	7,635	1,585	19,018	971	—	1,360	17,214	18,574	2,339	2017	39,15
MVP Denver Sherman	CO	264	705	—	—	—	705	—	705	—	2017	N/A
MVP Fort Worth Taylor	TX	11,189	2,845	24,405	5	—	2,845	24,410	27,255	3,169	2017	39,15
MVP Milwaukee Old World	WI	1,871	2,003	—	8	—	2,003	8	2,011	24	2017	15
MVP Houston Saks Garage	TX	2,963	4,931	5,221	177	—	3,713	4,116	7,829	604	2017	39,15
MVP Milwaukee Wells	WI	*	4,994	—	—	—	4,374	—	4,374	83	2017	15
MVP Wildwood NJ Lot (4)	NJ	1,000	1,631	—	—	—	696	—	696	—	2017	N/A
MVP Indianapolis City Park	IN	*	2,056	8,557	114	—	2,056	8,671	10,727	1,146	2017	39,15
MVP Indianapolis WA Street Lot	IN	*	5,618	—	—	—	5,618	—	5,618	27	2017	15
MVP Minneapolis Venture	MN	4,000	4,013	—	109	—	4,013	109	4,122	1	2017	N/A
MVP Indianapolis Meridian Lot	IN	938	1,573	—	—	—	1,523	—	1,523	7	2017	15
MVP Milwaukee Clybourn	WI	191	257	—	—	—	257	—	257	3	2017	15
MVP Milwaukee Arena	WI	1,977	4,631	—	22	—	4,641	12	4,653	—	2017	N/A
MVP Clarksburg Lot	WV	379	701	—	—	—	611	—	611	3	2017	15
MVP Denver 1935 Sherman	CO	703	2,533	—	—	—	2,533	—	2,533	—	2017	N/A
MVP Bridgeport Fairfield Garage	CT	3,664	498	7,555	12	—	498	7,567	8,065	1,027	2017	39,15
Minneapolis City Parking	MN	4,379	9,633	—	—	—	7,513	—	7,513	100	2017	15
MVP New Orleans Rampart	LA	*	8,105	—	—	—	7,835	—	7,835	—	2018	N/A
MVP Hawaii Marks	HI	*	9,119	11,715	421	—	8,570	11,435	20,005	1,406	2018	39,15
1W7 Carpark	OH	*	2,995	28,762	18	—	2,995	28,780	31,775	988	2021	39,15
222W7	OH	*	4,391	23,879	85	—	4,391	23,964	28,355	823	2021	39
322 Streeter	IL	25,352	11,387	27,035	405	—	11,387	27,440	38,827	941	2021	39
2nd Street	FL	—	93	—	—	—	93	—	93	—	2021	N/A
Denver 1725 Champa Street Garage	CO	*	7,414	8,860	362	—	7,414	9,222	16,636	275	2021	39
Bricktown	OK	*	1,314	16,020	32	—	1,314	16,052	17,366	241	2022	39
MVP St. Louis Cardinal Lot DST	MO	6,000	11,660	19	—	—	11,660	19	11,679	1	2017	N/A
		$148,922	$175,770	$265,190	$14,931	$—	$166,921	$272,605	$439,526	$28,763

(1)	The aggregate gross cost of property included above for federal income tax purposes approximately $413.3 million as of December 31, 2022.
(2)	The initial costs of buildings are depreciated over 39 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.
(3)	These properties are held by West 9th St. Properties II, LLC
(4)	Wildwood lot classified as held for sale at December 31, 2022
*	Property financed under the Revolving Credit Facility

The following table reconciles the historical cost of total real estate held for investment for the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Balance at beginning of period	$420,603	$292,076
Additions during period:
Acquisitions	17,334	126,651
Improvements	2,289	1,876
Deductions during period:
Dispositions	(700)	—
Impairments	—	—
Balance at close of period	$439,526	$420,603

(1)

This amount does not include intangible assets and construction in progress totaling approximately $10.1 million and $1.2 million, respectively, as of December 31, 2022 and approximately $9.8 million and $0.1 million as of December 31, 2021, respectively.

The following table reconciles the accumulated depreciation for the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Balance at beginning of period	$21,348	$15,890
Deductions during period:	—	—
Depreciation of real estate	7,415	5,458
Balance at close of period	$28,763	$21,348

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making our assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Management identified material weaknesses in our internal control over financial reporting in connection with our assessment as of and for the year ended December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) the lack of appropriate segregation of duties within the accounting and finance groups; (ii) the lack of formal and effective controls over user access to certain information systems to ensure adequate restriction of users and privileged access to transaction processing applications; and (iii) inappropriate application of GAAP.

Management’s Remediation Plan

We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. The following remedial actions have been identified and initiated as of December 31, 2022:

●	We have hired a Chief Accounting Officer and will hire (as needed) and train additional accounting resources with appropriate levels of experience and reallocating responsibilities across the finance organization. This measure provides for segregation of duties and ensures that the appropriate level of knowledge and experience will be applied based on the risk and complexity of transactions and tasks under review.
●	We will continue to educate control owners and enhance policies to ensure appropriate restrictions related to user access and privileged access are in place.
●	We have re-evaluated the permissions of user roles within our accounting system and have re-assigned access to individuals in order to establish more appropriate segregation of duties.
●	We have enhanced internal control documentation for key controls to ensure the assignment of preparers and reviewers, and establishing policies for the formal sign-off of key controls.
●	Beginning with the third quarter of 2022, we established a formal Disclosure Committee to enhance governance by management for the oversight of internal controls over financial reporting, including disclosure controls and procedures.
●

We have provided access to accounting literature and research to enable the control owners in evaluating technical accounting pronouncements for certain transactions, in addition to utilizing third party resources when appropriate.

●

Through our continued remediation efforts, we have identified and recorded certain accounting adjustments during the third and fourth quarters of 2022 that were considered immaterial, individually and in the aggregate, to our consolidated financial statements taken as a whole for the affected periods.  Our continued remediation activities will include the designing of internal control policies and practices that directly respond to these accounting adjustments.

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

Changes in Internal Control Over Financial Reporting

Aside from identification of the material weaknesses described above and the actions taken as described in Management's Remediation Initiatives above to improve the Company’s internal control over financial reporting, there has not been any change in our internal control over financial reporting during the three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

ITEM 9C.             DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

As of the date of this Annual Report, our directors, executive officers and significant employees are as follows:

Name	Age	Title
Manuel Chavez III	46	Chief Executive Officer and Director (Chairman)
Stephanie Hogue	44	President, Chief Financial Officer, Treasurer, Secretary and Director
Kyle Brown	41	Chief Accounting Officer
Jeffrey B. Osher	46	Independent Director
Lorrence T. Kellar (1)(2)	85	Independent Director
Danica Holley (1)	50	Independent Director
Damon Jones	47	Independent Director
Shawn Nelson (1)(3)	55	Independent Director
David Garfinkle (4)	55	Independent Director

(1)	Member of the audit committee
(2)	Audit committee financial expert
(3)	Mr. Nelson retired from the Board, effective December 31, 2022.
(4)	Effective January 31, 2023, Mr. Garfinkle was elected to the Board to fill Mr. Nelson's vacancy.

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

Stephanie Hogue has served as our President, Secretary and a member of the Board since August 2021 and as Interim Chief Financial Officer from November 2021 to August 23, 2022 when she was appointed as Chief Financial Officer. Ms. Hogue has been the chief investment officer and managing partner of Bombe since 2020. From 2017 to 2020, Ms. Hogue was managing director and New York branch manager at PricewaterhouseCoopers Corporate Finance LLC, and from 2010 to 2017, Ms. Hogue was a director at PricewaterhouseCoopers Corporate Finance LLC. Ms. Hogue is also a manager of Color Up. Ms. Hogue currently serves on the board of governors of Public Media Connect, Inc., a non-profit organization that owns southwest Ohio’s largest Public Broadcasting Service member television stations, and is a director of the Indian Hill Club.

Ms. Hogue was selected to serve as a director of the Company because of her significant experience in finance, capital markets and investing in infrastructure and real estate assets.

Kyle Brown has served as Chief Accounting Officer of the Company since July 2022. Mr. Brown, previously served as Vice President, Technical Accounting Research for Ventas, Inc. (NYSE: VTR), a publicly-traded healthcare REIT, from December 2021 until July 2022, where he was responsible for providing technical accounting support and analysis across the organization to implement policies in response to recently issued accounting standards and completing regulatory financial statement filings. Prior to that, Mr. Brown served as Director, Technical Accounting Research at Ventas, Inc. from October 2014 to December 2021. Mr. Brown graduated from Xavier University with a Bachelor of Science in Business Administration, Accountancy and is a Certified Public Accountant and member of the American Institute of Certified Public Accountants (AICPA).

Independent Directors of the Company

Jeffrey B. Osher has served as a member of the Board since August 2021. Mr. Osher founded No Street Capital LLC, an investment management firm, in 2018. Prior to founding No Street Capital, LLC, Mr. Osher served as a portfolio manager at Harvest Capital Strategies, LLC, an SEC-registered investment advisor, from 2005 to 2018, and as an analyst from 2002 to 2005. Prior to his tenure at Harvest Capital Strategies, LLC, Mr. Osher was an analyst at The Dowd Company where he focused on technology and emerging growth companies. He has served on the board of directors of the Seal Family Foundation since 2016. He has also served on the board of directors of Green Dot Corporation (NYSE: GDOT) since 2020 and was an advisor to the Green Dot Corporation’s board of directors from 2017 to 2020. He is also a manager of Color Up and a control person of HS3 which is the approximate 10% limited partner of the Operating Partnership.

Mr. Osher was selected to serve as a director of the Company due to his significant experience in financial services and investment and his experience as an executive and a public company director.

Lorrence T. Kellar has served as a member of the Board since August 2021. Mr. Kellar has been a trustee of Acadia Realty Trust (NYSE: AKR) since November 2003. Mr. Kellar was vice president at Continental Properties, a retail and residential developer, from 2002 until his retirement in 2009, a director of Spar Group, Inc., from 2003 to 2019 and chairman of Multi-Color Corporation from 1995 to 2012. Prior to joining Continental Properties, Mr. Kellar served as vice president of real estate with Kmart Corporation for six years and served with The Kroger Co., the United States’ largest supermarket company, for 31 years where his final position was group vice president of finance and real estate. Mr. Kellar currently serves as an emeritus trustee of Public Media Connect, Inc. a non-profit organization that owns southwest Ohio’s largest Public Broadcasting Service member television stations and an emeritus trustee of the Cincinnati Ballet.

Mr. Kellar was selected to serve as a director of the Company due to his significant management and public company experience, including in the real estate industry and as a public company executive and director and member of the audit committee.

Danica Holley has served as a member of the Board since August 2021. Ms. Holley has served as the chief operating officer of Global Medical REIT Inc. (NYSE: GMRE) since March 2016. Ms. Holley’s business development and management experience spans more than 18 years with an emphasis on working in an international environment. She has extensive experience in international program management, government procurement, and global business rollouts and start-ups. As executive director for Safe Blood International Foundation since April 2008, she oversaw national health initiatives in Africa and Asia, including an Ebola response project. Ms. Holley has held management positions as director of strategy, corporate business development for WorldSpace, Inc. from 1997 to 2000, director of marketing for corporate and business at ISI Professional Services from 2000 to 2001 and director of administration at Tanzus Development from 1996 to 1997 and SK&I Architectural Design Group, LLC from 2003 to 2007.

Ms. Holley was selected to serve as a director of the Company due to her significant business development and management experience, including as an executive officer at a publicly traded REIT that has had a similar growth trajectory to the Company.

Damon Jones has served as a member of the Board since August 2021. Mr. Jones has served as the chief communications officer of The Procter & Gamble Company (NYSE: PG) since April 2020. He served as vice president, global communications & advocacy at P&G from July 2018 to April 2020, and prior to that, as director, global company communications from August 2015 to June 2018. Prior to that, Mr. Jones held various other positions with increasing responsibility at P&G since 1997.

Mr. Jones was selected to serve as a director of the Company due to his significant communications experience and his experience as a public company executive.

David Garfinkle has served as a member of the Board since January 2023. Mr. Garfinkle has served as the Executive Vice President and Chief Financial Officer of CoreCivic, Inc. (NYSE: CXW), a public company and the nation’s largest owner of partnership, correctional, detention and residential reentry facilities in the U.S., since May 2014 and prior to that as its Vice President of Finance and Controller from February 2001 to May 2014. From 1996 to 2001, Mr. Garfinkle served as Vice President and Controller for Bradley Real Estate, Inc., a publicly traded REIT. Prior to joining Bradley Real Estate, Inc., Mr. Garfinkle was a Senior Manager at KPMG Peat Marwick, LLP. Mr. Garfinkle is a Certified Public Accountant and holds a bachelors’ degree in business administration from St. Bonaventure University. He also serves as a board member and as a member of the executive committee of Junior Achievement of Middle Tennessee, having previously served as the chair of that organization’s finance committee.

Mr. Garfinkle was selected to serve as a director of the Company due to his significant management and public company experience, including at a publicly traded REIT.

Family Relationships

There are no family relationships among any of the current executive officers and directors of the Company.

CORPORATE GOVERNANCE

Board of Directors & Stockholders’ Agreement

Effective August 25, 2021, pursuant to the Charter and bylaws, and as contemplated by the Stockholders’ Agreement dated August 25, 2021 (the “Stockholders’ Agreement”) between the Company and Color Up, the number of directors was increased from four to seven and Manuel Chavez, Stephanie Hogue, Jeffrey Osher, Lorrence Kellar and Damon Jones were designated as nominees to the Board (the “Color Up Designated Directors”) by Color Up (and the Board nominated Danica Holley as a nominee to the Board to join Shawn Nelson as an incumbent director (the “Incumbent Director” and, together with the Color Up Designated Directors, “New Directors”) and Messrs. Chavez, Osher, Kellar, Jones, and Meses. Hogue and Holley were elected to the Board, with terms expiring at the Annual Meeting and until their successors are duly elected and qualify. Upon the retirement of Shawn Nelson effective December 31, 2022, Mr. Garfinkle was appointed to the Board to fill the vacancy and Mr. Garfinkle shall be considered an Incumbent Director under the Stockholders’ Agreement.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”), which contains general guidelines for conducting the Company’s business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of the Company’s officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, as well as all members of the Board. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. The Code of Ethics is available on the Company’s website at https://mobileit.com under “Investor Relations-Corporate Governance.” A printed copy of the Code of Ethics may be obtained by shareholders upon written request to the Company’s Secretary at the address listed on the cover page of this Annual Report. We intend to satisfy any disclosure requirements regarding any amendments to, or waivers from, provisions of the Code of Ethics by posting such information on our website as promptly as practicable, as may be required by applicable SEC rules.

Communication with Directors

The Company has established procedures for stockholders or other interested parties to communicate directly with the Board. Such parties can contact the Board by mail at the following address: Board of Directors of Mobile Infrastructure Corporation, c/o Secretary, 30 W. 4th Street, Cincinnati, Ohio 45202; or by emailing secretary@mobileIT.com.

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

ITEM 11.              EXECUTIVE COMPENSATION

Summary Compensation Table

For the year ended December 31, 2022, the Company’s named executive officers for purposes of this Annual Report are (i) each person who served as the Company’s principal executive officer during the year—Manuel Chavez III; and (ii) each executive officer of the Company, whether or not they remained with the Company at the end of the year, who received annual compensation of more than $100,000—Stephanie Hogue (collectively, the “named executive officers”).

The following “Summary Compensation Table” and footnotes summarize the total compensation (rounded to the nearest thousand) of the Company’s named executive officers for the year ended December 31, 2022.

				Stock		All Other
	Fiscal	Salary	Bonus	Awards		Compensation
Name and Principal Position	Year	($)	($)	($)		($)	Total ($)
Manuel Chavez	2022	$600,000	$—	$4,195,313	(2)	$—	$4,795,313
Chief Executive Officer	2021	$234,190	$—	$—		$—	$234,190	(3)
Stephanie Hogue	2022	$450,000	$—	$2,517,188	(4)	$—	$2,967,188
President, Chief Financial Officer, Treasurer and Secretary	2021	$141,346	$—	$—		$—	$141,346

(1)	Fiscal year 2021 contains compensation for Mr. Chavez and Ms. Hogue from August 25, 2021 through December 31, 2021 following the closing of the Transaction.
(2)	In accordance with the 2021 Employment Agreements (defined below), Mr. Chavez is eligible to receive a target annual bonus of no more than 33.33% of his Base Salary (as defined in the 2021 Employment Agreements), as determined by the Compensation Committee for services provided to the Company during 2022. Mr. Chavez has elected to receive his 2022 annual bonus in equity and the Compensation Committee determined such equity would be in the form of LTIP Units. On February 28, 2023, Mr. Chavez was granted 13,550 fully vested LTIP Units granted in lieu of his target annual bonus. In accordance with the 2021 Employment Agreement, Mr. Chavez is also eligible to receive a target equity bonus of no more than $1,000,000 for services provided to the Company during 2022. The Compensation Committee determined such equity would be in the form of LTIP Units. On February 28, 2023, Mr. Chavez was granted 67,751 LTIP Units as his target equity bonus. Mr. Chavez is also eligible to receive stock awards including the 937,500 Performance Units that are subject to certain market, performance and service-based conditions, granted to Mr. Chavez on May 27, 2022 and 170,213 LTIP Units that are subject to completion of a Liquidity Event and certain service-based conditions, granted on August 23, 2022. The grant date fair values of all of the Performance Units and LTIP Units were determined in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. Of those 937,500 Performance Units, the grant date fair value of 468,750 of those Performance Units was determined using a Monte Carlo valuation simulation model resulting in a grant date fair value of $4,195,313, the vesting of which is subject to certain market and performance conditions. As required pursuant to SEC disclosure rules, the grant-date fair values of the awards included in the table above were computed based on the probable outcomes of the performance conditions as of the applicable grant date; for purposes of calculating the grant-date fair value of the remaining 468,750 Performance Units and the LTIP Units, the achievement of certain performance, service and liquidity event-based conditions was deemed not probable on the date of grant in accordance with US GAAP and, accordingly, no value is included in the table for these awards. Assuming achievement of the performance, service and liquidity event conditions, the grant date fair value of the remaining 468,750 Performance Units and the LTIP Units, is $7,251,563 and $2,791,493, respectively. Mr. Chavez’s LTIP Units will vest one year from a Liquidity Event, subject to certain change in control or termination conditions.
(3)	As of December 31, 2022, the compensation earned by Mr. Chavez for fiscal year 2021 was unpaid.
(4)	In accordance with the 2021 Employment Agreements (defined below), Ms. Hogue is eligible to receive a target annual bonus of no more than 33.33% of her Base Salary (as defined in the 2021 Employment Agreements), as determined by the Compensation Committee for services provided to the Company during 2022. Ms. Hogue has elected to receive her 2022 annual bonus in equity and the Compensation Committee determined such equity would be in the form of LTIP Units. On February 28, 2023, Ms. Hogue was granted 10,163 fully vested LTIP Units in lieu of her target annual bonus. In accordance with the 2021 Employment Agreement, Ms. Hogue is also eligible to receive a target equity bonus of no more than $600,000 for services provided to the Company during 2022. The Compensation Committee determined such equity would be in the form of LTIP Units. On February 28, 2023, Ms. Hogue was granted 40,650 LTIP Units as her target equity bonus. Ms. Hogue is also eligible to receive stock awards including 562,500 Performance Units that are subject to certain market, performance and service-based conditions, granted to Ms. Hogue on May 27, 2022 and 102,128 LTIP Units that are subject to completion of a Liquidity Event and certain service-based conditions, granted on August 23, 2022. The grant date fair values of all of the Performance Units and LTIP Units were determined in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. Of those 562,500 Performance Units, the grant date fair value of 281,250 of those Performance Units was determined using a Monte Carlo valuation simulation model resulting in a grant date fair value of $2,517,188, the vesting of which are subject to certain market and performance conditions. As required pursuant to SEC disclosure rules, the grant-date fair values of the awards included in the table above were computed based on the probable outcomes of the performance conditions as of the applicable grant date; for purposes of calculating the grant-date fair value of the remaining 281,250 Performance Units and the LTIP Units, the achievement of certain performance, service and liquidity event-based conditions was deemed not probable on the date of grant in accordance with US GAAP and, accordingly, no value is included in the table for these awards. Assuming achievement of the performance, service and liquidity event conditions, the grant date fair value of the remaining 281,250 Performance Units and the LTIP Units, is $4,350,938 and $1,674,899, respectively. Ms. Hogue’s LTIP Units will vest one year from a Liquidity Event, subject to certain change in control or termination conditions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

During the years ended December 31, 2022 and 2021, no grants were made under the Long-Term Incentive Plan (the “Plan”) and there were no outstanding unvested equity awards as of either date. The Plan provides up to 500,000 shares may be issued under the terms of the Plan. The Plan was approved by the Board of Directors.

On May 27, 2022, the Compensation Committee and the Board each approved performance-based equity awards (the “Performance Awards”) to each of Mr. Chavez and Ms. Hogue.

In approving the Performance Awards, the Committee and the Board recognized the Company’s interest in rewarding, incentivizing and retaining Mr. Chavez and Ms. Hogue, through the award of certain Performance Units in the Operating Partnership, with the goal of creating appropriate incentives for Mr. Chavez and Ms. Hogue to continue to grow the value of the Company over the long-term. The Performance Awards approved by the Compensation Committee and the Board, including the disinterested directors, are aligned with the interests of the Company’s stockholders. The principal objective of the Performance Awards is to link Mr. Chavez’s and Ms. Hogue’s long-term compensation opportunities with significant long-term stockholder value creation.

Pursuant to the performance unit award agreements entered into with respect to the Performance Awards (the “Performance Award Agreements”), Mr. Chavez was awarded 937,500 Performance Units and Ms. Hogue was awarded 562,500  Performance Units, which will vest only to the extent that the market price of the Company’s Common Stock and the Company’s AFFO per share of common stock achieve specified targets during the performance periods, as further described herein. Pursuant to the applicable Performance Award Agreement, subject to the continued employment of Mr. Chavez and Ms. Hogue, respectively, fifty percent (50%) of his or her respective Performance Units will vest if the market price of the Company’s Common Stock is $25.00 per share, based on a 90-day weighted average price, at any time from the date of grant through December 31, 2025. Pursuant to the applicable Performance Award Agreement, subject to the continued employment of Mr. Chavez and Ms. Hogue, respectively, fifty percent (50%) of his or her respective Performance Units will vest if the Company’s AFFO per share of common stock is at least $1.25 for four consecutive quarters prior to the fourth quarter of 2025 and then for an additional four consecutive quarters prior to December 31, 2027. Per share amounts are subject to adjustment, in the Compensation Committee’s discretion, in the event of any stock split, stock dividend or other similar adjustment to the number of shares of common stock outstanding. The Compensation Committee and the Board believe that the vesting requirements of the Performance Awards encourage long-term equity holding by Mr. Chavez and Ms. Hogue, further aligning the interests of Mr. Chavez and Ms. Hogue with the creation of stockholder value over the long-term.

The Performance Units are a class of partnership interests of the Operating Partnership. Once vested, the Performance Units are convertible into common units of the Operating Partnership after a one-year holding period on a one-for-one basis.  Common Units are redeemable for shares of the Company’s Common Stock, on a one-for-one basis, or cash at the Company’s option, pursuant and subject to the terms and provisions of the partnership agreement of the Operating Partnership.

Upon Mr. Chavez’s or Ms. Hogue’s death, disability or termination of employment without Cause (as defined in their respective employment agreements), the Performance Units shall continue to be held by Mr. Chavez or Ms. Hogue, or their respective estates or heirs, as applicable, and shall otherwise vest, not vest, be forfeited or cancelled in accordance with the terms of the applicable Performance Award Agreement.

On August 23, 2022, each of Mr. Chavez and Ms. Hogue entered into an LTIP Unit Award Agreement (the “LTIP Agreements”) pursuant to which 170,213 and 102,128 LTIP Units, respectively, were granted to Mr. Chavez and Ms. Hogue, subject to the vesting and other terms and conditions set forth in the applicable LTIP Agreement. On December 13, 2022, each of Mr. Chavez and Ms. Hogue entered into a First Amendment to LTIP Unit Agreement, pursuant to which the 170,213 and 102,128  LTIP Units previously granted to Mr. Chavez and Ms. Hogue, respectively, will vest in full only upon the occurrence of a Liquidity Event (defined in the 2021 Employment Agreements as an initial public offering and/or listing of the Company’s Common Stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the NYSE, each, a Trading Market) prior to August 25, 2024, provided that the executive remains continuously employed with the Company, the Operating Partnership or an affiliate through the one year anniversary of the Liquidity Event, unless the executive is terminated by the Company, the Operating Partnership or such affiliate without Cause or resigns for Good Reason (as defined in the 2021 Employment Agreements) within one hundred and eighty (180) days of a Liquidity Event or one year after the Liquidity Event.

The  LTIP Units are a class of partnership interest of the Operating Partnership. Once vested, each LTIP Unit is convertible at the option of the holder into a common unit of limited partnership interest in the Operating Partnership subject to the holding period set forth in the Partnership Agreement. Each common unit acquired upon the conversion of an LTIP Unit is redeemable by the holder for shares of the Company’s Common Stock on a one-for-one basis. The Company may elect, at its option, to pay cash in lieu of issuing shares of common stock for all or any redeemed partnership unit.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table sets forth certain information with respect to all outstanding equity awards held by each named executive officer as of December 31, 2022.

	Stock Awards
			Equity Incentive Plan Awards:	Equity Incentive Plan awards:
	Number of units	Market value of units that	Number of unearned units	Market or payout value of unearned
Name	that have not vested	have not vested	that have not vested	units that have not vested
Manuel Chavez (1)	1,107,713	$4,195,313	—	—
Stephanie Hogue (2)	664,628	$2,517,188	—	—

(1)	Mr. Chavez’s unvested stock awards consist of (i) 937,500 performance units of the Operating Partnership that vest upon satisfaction of certain performance criteria, and (ii) 170,213 LTIP Units of the Operating Partnership that vest upon the occurrence of a liquidity event and certain other requirements, all of which are subject to the terms, provisions and other requirements of the applicable performance unit or LTIP unit award agreements. On May 27, 2022, Mr. Chavez was granted a stock award of 937,500 Performance Units, the vesting of which is subject to certain market conditions. Of the 937,500 Performance Units, 468,750 have a grant date fair value of $4,195,313 determined in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. For purposes of calculating the grant-date fair value of the remaining 468,750 Performance Units, the achievement of certain performance and liquidity event-based conditions was deemed not probable on the date of grant in accordance with US GAAP and, accordingly, no value is included in the table for these awards. On August 23, 2022, Mr. Chavez was granted 170,213 LTIP Units, the vesting of which is subject to completion of a Liquidity Event which was deemed not probable on the grant date in accordance with US GAAP and certain service-based conditions. Assuming achievement of the performance, service and liquidity event conditions, the grant date fair value of the remaining 468,750 Performance Units and the LTIP awards is $7,251,563 and $2,791,493, respectively. Mr. Chavez’s LTIP Units will vest one year from a Liquidity Event, subject to certain change in control or termination conditions.
(2)	Ms. Hogue’s unvested stock awards consist of (i) 562,500 performance units of the Operating Partnership that vest upon satisfaction of certain performance criteria, and (ii) 102,128 LTIP Units of the Operating Partnership that vest upon the occurrence of a liquidity event and certain other requirements, all of which are subject to the terms, provisions and other requirements of the applicable performance unit or LTIP unit award agreements. On May 27, 2022, Ms. Hogue was a granted stock award of 562,500 Performance Units, the vesting of which is subject to certain market conditions. Of the 562,500 Performance Units, 281,250 Performance Units have a grant date fair value of $2,517,188 determined in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. For purposes of calculating the grant-date fair value of the remaining 281,250 Performance Units, the achievement of certain performance and liquidity event-based conditions was deemed not probable on the date of grant in accordance with US GAAP and, accordingly no value is included in the table for these awards. On August 23, 2022, Ms. Hogue was granted 102,128 LTIP Units, the vesting of which is subject to completion of a Liquidity Event which was deemed not probable on the grant date in accordance with US GAAP and certain service-based conditions. Assuming achievement of the performance, service and liquidity event conditions, the grant date fair value of the 281,250 Performance Units and the LTIP awards is $4,350,938 and $1,674,899, respectively. Ms. Hogue’s LTIP Units will vest one year from a Liquidity Event, subject to certain change in control or termination conditions.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Our Employment Agreements and certain of the LTIP Unit Award Agreements provide for severance payments and vesting of units of the Operating Partnership (which are convertible into shares of our common stock) to our named executive officers in certain circumstances in connection with a qualifying termination, including following a change in control of the Company as further described below.

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

The following is a brief summary and discussion of the terms of the 2021 Employment Agreements, as amended:

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

Compensation. The 2021 Employment Agreements provide that the Chief Executive Officer and President will receive an annual initial base salary of $600,000 and $450,000, respectively. The Chief Executive Officer and President will be eligible to receive a target annual bonus of not more than 33.33% of their base salary, and each will be eligible to receive an annual equity award of not more than $1,000,000, and $600,000 in restricted shares of common stock, respectively. Each annual equity award shall vest equally in annual installments over a three-year period. The amounts and conditions for the payment and vesting (as applicable) of each target annual incentive award and each annual equity award will be determined by the Compensation Committee. The Chief Executive Officer and President have the right to elect to receive their base salary and their target annual bonus payments in the form of restricted shares of common stock. The Compensation Committee has the discretion to award any compensation set forth in the 2021 Employment Agreements in shares of the Company or in limited partnership units of the Operating Partnership, including LTIP Units and Performance Units (each as defined in the Partnership Agreement). Each of the executives will be eligible to participate in employee benefit programs made available to the Company’s employees from time to time and to receive certain other perquisites, each as set forth in their respective 2021 Employment Agreements. In addition, the Chief Executive Officer and the President will receive $2,000,000 and $1,200,000 in unvested restricted shares of common stock, respectively, which shares shall vest only upon the occurrence of a Liquidity Event, within three years of the effective date of the 2021 Employment Agreements, provided that the Chief Executive Officer and President, respectively, remain employed with the Company on the date of the Liquidity Event, unless such officer is terminated by the Company without Cause or resigns for Good Reason within 180 days of a Liquidity Event. The Compensation Committee retained an independent compensation consultant to assist in determining the Chief Executive Officer’s and President’s compensation packages.

On August 23, 2022, the Company entered into a First Amendment to the 2021 Employment Agreements (collectively, the “First Amendments”). Pursuant to the terms of the First Amendments, among other things, each of Mr. Chavez and Ms. Hogue acknowledged that: (i) the Company’s grant of  LTIP Units pursuant to the LTIP Agreements to each of Mr. Chavez and Ms. Hogue is in lieu and full satisfaction of the Company’s obligation to issue to them restricted shares of the Company’s Common Stock as set forth therein; (ii) the Compensation Committee of the Board has the discretion to award any compensation pursuant to the 2021 Employment Agreements in shares of the Company’s Common Stock or in limited partnership units of the Operating Partnership; and (iii) the potential merger of the Company with or into MIT, would not constitute a Change in Control (as defined in the 2021 Employment Agreements).

On December 13, 2022, the Company entered into a Second Amendment (collectively, the “Second Amendments”) to the 2021 Employment Agreements. Pursuant to the terms of the Second Amendments, among other things, each of Mr. Chavez and Ms. Hogue acknowledged that: (i) the 170,213 and 102,128  LTIP Units, respectively, previously granted to Mr. Chavez and Ms. Hogue, will vest in full only upon the occurrence of a Liquidity Event prior to August 25, 2024, provided that the executive remains continuously employed with the Company, the Operating Partnership or an affiliate through the one year anniversary of the Liquidity Event, unless the executive is terminated by the Company, the Operating Partnership or such affiliate without Cause or resigns for Good Reason within one hundred and eighty (180) days of a Liquidity Event or one year after the Liquidity Event; and (ii) the Merger will not constitute a Change in Control.

Severance Payments. The 2021 Employment Agreements provide that, subject to the execution of a release and other conditions set forth in the 2021 Employment Agreements, upon a “qualifying termination” (as defined in the 2021 Employment Agreements), the executives will be entitled to severance based on a multiple of the total of each executive’s then-current annual base salary plus the amount of the Target Bonus Amount (as defined in the 2021 Employment Agreements) for the Company’s most recently completed fiscal year prior to termination (referred to herein as “total cash compensation”). If the qualifying termination results from the death or disability of the executive, the executive will be entitled to severance equal to one times (1x) their total cash compensation. If the executive is terminated by the Company without Cause, the executive quits for Good Reason or the Company elects not to renew the term of the 2021 Employment Agreements, then the executive will be entitled to severance equal to two times (2x) their total cash compensation. In the event that any qualifying termination occurs on or within twelve (12) months after a change in control of the Company, the executives will be entitled to severance equal to three times (3x) their total cash compensation.

Upon termination where severance is due and payable, the 2021 Employment Agreements also provide that the executives will be entitled to receive (a) unpaid base salary earned through the termination date; (b) any restricted shares of common stock that have vested as of the termination date; (c) all other equity-based awards held by executive, to the extent subject to time-based vesting, will vest in full at the termination date; (d) health insurance coverage, including through COBRA, for an 18 month period following the termination date; and (e) reimbursements of unpaid business expenses.

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

DIRECTOR COMPENSATION

In fiscal 2022, each independent director earned an annual retainer of $70,000, pro-rated for any partial year of service. An additional $15,000 was earned by the chair of the audit committee and $10,000 was earned by the chairs of the compensation committee and the nominating and governance committee, pro-rated for any partial year of service. The Board has determined that, unless otherwise elected by the directors, the independent directors shall receive their annual retainer in the form of LTIP Units of the Operating Partnership.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the Board. Directors who are also employees of the Company are not entitled to any compensation for services rendered as a director.

Independent Directors

On May 27, 2022, the Compensation Committee and the Board each approved long-term incentive equity awards in the form of LTIP Units to each of the Company’s non-employee directors with respect to their accrued but unpaid director compensation fees as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Accrued Director Fees”). The Compensation Committee and the Board approved the issuance of LTIP Units in an amount determined based on each such director’s Accrued Director Fees divided by $11.75, which was the Company’s latest NAV per share of the Company’s Common Stock determined by the Board as of such date. The LTIP Units vest ratably in equal installments on each of the first three anniversaries of the date of grant, with vesting accelerating in the event of death, disability, retirement or a change in control, other than certain transactions whereby voting securities of the Company continue to represent a majority of the combined voting power of the successor entity after the transaction or in which no person or group owns 50% of the combined voting power of the successor entity. On February 28, 2023, the Compensation Committee awarded each non-employee director the LTIP Units for their accrued director fees for fiscal 2022, which were determined based on their fees earned from their annual retainer divided by $14.76, which is the Company’s current NAV determined by the Board in August 2022.

The following table sets forth information with respect to our independent director compensation during the year ended December 31, 2022:

	Fees Earned or
	Paid in Cash	Stock Awards	Total
Name	($) (2)	($) (3)	($)
Jeffrey B. Osher	$80,000	$24,583	$104,583
Lorrence Kellar	85,000	28,333	113,333
Danica Holley	70,000	23,333	93,333
Damon Jones	80,000	24,583	104,583
Shawn Nelson (1)	70,000	13,007	83,007
Total	$385,000	$113,839	$498,839

(1)

Effective December 31, 2022, Mr. Shawn Nelson retired from the Board of Directors. The Compensation Committee determined Mr. Nelson’s retirement was a ‘qualifying termination’ under Mr. Nelson’s LTIP Unit Award Agreement dated May 27, 2022 (for his fiscal 2021 accrued director fees) and his LTIP Unit Award Agreement dated February 28, 2023 (for his fiscal 2022 accrued director fees) and accelerated the vesting of his LTIP Units thereunder.

(2)

Reflects stock awards granted in May 2022 for services provided through December 31, 2021. Director compensation for the fiscal year ended December 31, 2022 was accrued and paid on February 28, 2023 in the form of LTIP Units in the following amounts: Jeff Osher – 5,420; Lorrence Kellar – 5,758; Danica Holley – 4,742; Damon Jones – 5,420; and Shawn Nelson – 4,742.

(3)

Amounts reflect the fair value of LTIP Units of the Operating Partnership awarded to the independent directors on May 27, 2022 for accrued but unpaid director fees from August 21, 2021 through December 31, 2021.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plan

The Company’s board of directors has adopted a long-term incentive plan (the “Plan”) which the Company may use to attract and retain qualified directors, officers, employees and consultants. The Plan will offer these individuals an opportunity to participate in the Company’s growth through awards in the form of, or based on, the Company’s common stock. There are no awards outstanding under the Plan and the Company currently does not anticipate that it will issue awards under the Plan, although it may do so in the future, including possible equity grants to the Company’s independent directors as a form of compensation.

Directors and Executive Officers

The following table sets forth the total number and percentage of common stock beneficially owned as of March 22, 2022, by:

•	Each director;
•	Each of our named executive officers set forth in the section entitled “Executive Compensation – Summary Compensation Table” in this Annual Report; and
•	All current executive officers and directors as a group.

	Common Shares Beneficially Owned
Name and Address*	Number	Percent
Manuel Chavez[1]	2,624,831	33.81%
Stephanie Hogue[1]	2,624,831	33.81%
Jeffrey B. Osher[1]	2,624,831	33.81%
Lorrence T. Kellar	—	—
Danica Holley	—	—
Damon Jones	—	—
David Garfinkle	—	—

All directors and executive officers as a group (7 persons)	2,624,831	33.81%

*	Unless otherwise noted, (i) the percentage ownership is calculated based on 7,762,375 shares of our total outstanding Common Stock as of March 17, 2023, and (ii) the business address of the individuals named above is c/o Mobile Infrastructure Corporation, 30 W. 4th Street, Cincinnati, Ohio 45202.

[1]

Based on a Schedule 13D/A filed with the SEC by Mr. Chavez, Ms. Hogue, Mr. Osher, Color Up and HSCP Strategic III, L.P., a Delaware limited partnership and member of Color Up (“HS3”), on November 9, 2021, as amended. The shares of Common Stock are directly owned by Color Up. The amounts reported in the above table exclude and are not diluted for the: (i) the 7,495,090 shares of Common Stock which may be issued to Color Up upon redemption of the 7,495,090 OP Units of the Operating Partnership of which the Company is the sole general partner; (ii) the 1,702,128 shares of Common Stock which may be issued upon redemption of the 1,702,128 OP Units issued to HS3 on November 4, 2021 in the Securities Purchase Transaction; (iii) the 425,532 shares of Common Stock which may be issued upon redemption of the 425,532 Additional OP Units which HS3 may purchase upon exercise of the 425,532 Class A Units issued to HS3 on November 2, 2021 in the Securities Purchase Transaction, subject to adjustment as provided in the Class A Unit Agreement; (iv) the 411,967 shares of Common Stock which may be issued upon redemption of the 411,967 OP Units which may be issued upon the conversion of LTIP Units held by Chavez, Osher and Hogue, and (v) 1,500,000 OP Units which may be issued upon the conversion of the Performance Units held by Chavez and Hogue. The Issuer may elect, at its option, to pay cash in lieu of issuing shares of Common Stock for all or any redeemed OP Units, all as further described below in “Certain Relationships and Related Transactions, and Director Independence”. The Company may elect, at its option, to pay cash in lieu of issuing shares of Common Stock for all or any redeemed OP Units. The amounts included in the above table also exclude the shares of Common Stock issuable upon the exercise of warrants held by Color Up. Color Up has sole dispositive power over all 2,624,831 shares of Common Stock and sole voting power over all 2,624,831 shares of Common Stock. Each of Mr. Chavez, Ms. Hogue, Mr. Osher and HS3 has shared dispositive power over all shares of Common Stock and shared voting power over all shares of Common Stock.

Principal Stockholders

Shown below is certain information as of March 17, 2023, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Exchange Act, of shares of Common Stock by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding shares of Common Stock. Unless otherwise noted, the percentage ownership is calculated based on 7,762,375 shares of our Common Stock outstanding as of March 17, 2023.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Color Up, LLC[1]	Sole voting and investment power of 2,624,831 shares[1]	33.81%
Manuel Chavez
Stephanie Hogue
Jeffrey B. Osher
30 W. 4th Street
Cincinnati, Ohio 45202

HSCP Strategic III, L.P.[1]	Shared investment power of 2,624,831 shares[1]	33.81%
503 Montgomery Street, Suite 1250
San Francisco, California 94111

[1]

Based on a Schedule 13D/A filed with the SEC by Mr. Chavez, Ms. Hogue, Mr. Osher, Color Up and HSCP Strategic III, L.P., a Delaware limited partnership and member of Color Up (“HS3”), on November 9, 2021, as amended. The shares of Common Stock are directly owned by Color Up. The amounts reported in the above table exclude and are not diluted for the: (i) the 7,495,090 shares of Common Stock which may be issued to Color Up upon redemption of the 7,495,090 OP Units of the Operating Partnership of which the Company is the sole general partner; (ii) the 1,702,128 shares of Common Stock which may be issued upon redemption of the 1,702,128 OP Units issued to HS3 on November 4, 2021 in the Securities Purchase Transaction; (iii) the 425,532 shares of Common Stock which may be issued upon redemption of the 425,532 Additional OP Units which HS3 may purchase upon exercise of the 425,532 Class A Units issued to HS3 on November 2, 2021 in the Securities Purchase Transaction, subject to adjustment as provided in the Class A Unit Agreement; (iv) the 411,967 shares of Common Stock which may be issued upon redemption of the 411,967 OP Units which may be issued upon the conversion of LTIP Units held by Chavez, Osher and Hogue, and (v) 1,500,000 OP Units which may be issued upon the conversion of the Performance Units held by Chavez and Hogue. The Issuer may elect, at its option, to pay cash in lieu of issuing shares of Common Stock for all or any redeemed OP Units, all as further described below in “Certain Relationships and Related Transactions, and Director Independence”. The Company may elect, at its option, to pay cash in lieu of issuing shares of Common Stock for all or any redeemed OP Units. The amounts included in the above table also exclude the shares of Common Stock issuable upon the exercise of warrants held by Color Up. Color Up has sole dispositive power over all 2,624,831 shares of Common Stock and sole voting power over all 2,624,831 shares of Common Stock. Each of Mr. Chavez, Ms. Hogue, Mr. Osher and HS3 has shared dispositive power over all shares of Common Stock and shared voting power over all shares of Common Stock.

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

A “related person” means any person who is, or at any time since January 1, 2021 was:

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

Independent Directors

Pursuant to the NASAA REIT Guidelines, the Charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with the Sponsor or the Advisor (as such terms are defined in the Charter). A director is deemed to be associated with the Sponsor or the Advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with the Sponsor, the Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three (3) REITs sponsored by the Sponsor or advised by the Advisor. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from the Sponsor, the Advisor or any of their affiliates exceeds five percent (5%) of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers-or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with the Company, the Sponsor, the Advisor or any of its affiliates. See Item 10-“Independent Directors of the Company” concerning the Company’s current independent directors, each of whom meet the above-definition of independent director.

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

Color Up was formed for the purpose of consummating the transactions contemplated by the Purchase Agreement and investing in the shares of common stock. Mr. Chavez, a Manager and the Chief Executive Officer of Color Up, was elected Chairman of the Board and Chief Executive Officer of the Company, effective August 25, 2021. Ms. Hogue, a Manager and the President of Color Up, was elected President of the Company and a member of the Board, effective August 25, 2021 (and later as Chief Financial Officer). Both Mr. Chavez and Ms. Hogue are Managing Partners of Bombe. Mr. Osher, also a Manager of Color Up, was elected to the Board, effective August 25, 2021. Mr. Osher is a control person of HS3, and is portfolio manager of No Street GP LP, a registered investment adviser. On August 25, 2021, the Company also entered into the 2021 Employment Agreements with each of Mr. Chavez and Ms. Hogue as more fully described in this Annual Report.

As of March 17, 2023, Mr. Chavez, Ms. Hogue and Mr. Osher beneficially owned through Color Up, 2,624,831 shares of Common Stock, or 33.81% of the outstanding Common Stock as of such date, warrants to purchase 1,702,128 shares of Common Stock and 7,495,090 OP Units, or approximately 44.2% of the outstanding OP Units as of such date, and Mr. Osher beneficially owned through HS3 an additional 1,702,128 OP Units or approximately 10.1% of the outstanding OP Units as of such date, and 425,532 Class A Units. Mr. Chavez, Ms. Hogue and Mr. Osher also beneficially own certain LTIP Units and Performance Units of the Company’s Operating Partnership, as further set forth in this Annual Report.

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

On March 18, 2022, the Company, the Operating Partnership and the other limited partners entered into a Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership to change the name of the Operating Partnership to Mobile Infra Operating Partnership, L.P. and to reflect the merger of MVP REIT II Holdings, LLC, a wholly owned subsidiary of the Company, with and into the Company with the Company surviving, such that the Company was the sole, direct general partner of the Operating Partnership.

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

Merger Agreement with Mobile Infrastructure Trust

On May 27, 2022, the Company entered into an Agreement and Plan of Merger by and between the Company and Mobile Infrastructure Trust, a Maryland real estate investment trust (“MIT”), which is 100% owned by Bombe Asset Management LLC (“Bombe”), an Ohio limited liability company owned by Mr. Chavez and Ms. Hogue. On September 26, 2022, the Company and MIT entered into an amended and restated Agreement and Plan of Merger (as so amended and restated, the “MIT Merger Agreement”). Pursuant to the terms of the Merger Agreement, the Company proposed to merge with and into MIT, with MIT continuing as the surviving entity resulting from the merger. On December 13, 2022, the MIT Merger Agreement was terminated pursuant to the proposed Merger.

Color Up Lock-Up Agreement

On December 13, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among Fifth Wall Acquisition Corp. III, a Cayman Islands exempted company (“FWAC”), Queen Merger Corp. I, a Maryland corporation and a wholly-owned subsidiary of FWAC (“Merger Sub”), and the Company. Pursuant to the Merger Agreement, Color Up entered into a lock-up agreement (“Color Up Lock-up Agreement”) with the Company and FWAC. Pursuant to the Color Up Lock-up Agreement, Color Up agreed, among other things, that their shares received as MIC Common Stock Merger Consideration (as defined in the Merger Agreement) may not be transferred until, subject to certain customary exceptions, the earlier to occur of (a) six (6) months following closing and (b) the date after the closing on which FWAC completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of FWAC’s shareholders having the right to exchange their equity holdings in FWAC for cash, securities or other property.

Family Relationships

There were no family relationships to disclose for the fiscal year ended December 31, 2022.

Other Matters

Two of the Company’s Cincinnati assets, 1W7 Carpark and 222W7, are currently operated by PCA, Inc., d/b/a Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Company’s Chief Executive Officer, Manuel Chavez. Mr. Chavez is neither an owner nor a beneficiary of Park Place Parking. Park Place Parking has been operating these assets for four and three years, respectively. Both assets were acquired with their management agreements in place and at the same terms under which they were operating prior to the Transaction. As of January 1, 2023, both assets are operating under the New Lease Structure and are no longer separately managed.

The Company has an investment in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). Pursuant to the Closing, the Former Advisor and Mr. Shustek, were replaced as manager of MVP Parking, DST, LLC, the entity that manages MVP St. Louis, by the Company's CEO.

In March 2022, the Company entered into an agreement with MIT, an affiliate of Bombe, requiring the Company to be allocated, bear and (where practicable) pay directly certain costs and expenses related to the Merger and MIT IPO.  As of December 31, 2022, the Company incurred costs of approximately $4.6 million, respectively, pursuant to this agreement.

In May 2022, the Company entered into a lease agreement with ProKids, an Ohio not-for-profit. An immediate family member of the Company’s CEO is a member of the Board of Trustees and President-Elect of that organization.  ProKids leased 21,000 square feet of vacant unfinished commercial space in a 531,000 square foot building in Cincinnati, Ohio for 120 months. ProKids will invest in the tenant improvements in this space and ultimately use it as their headquarters location. ProKids will have no rent due to the Company throughout the lease term, other than a rental fee on parking spaces used by the ProKids staff and visitors. As of December 31, 2022, ProKids does not owe the Company rental income related to the lease agreement.

The Company has agreed to pay for certain tax return preparation services of Color Up and certain member entities of Color Up.  The Company has incurred $129,490 related to these services which is reflected in general and administrative expenses in the consolidated statements of income for the year ended December 31, 2022.

In connection with the Transaction, the Company owes approximately $469,231 to certain member entities of Color Up relating to prorated revenues for the month of August 2021 of the three properties contributed by Color Up.  The accrual was established in the fourth quarter of 2021 and is reflected within due to related parties on the Consolidated Balance Sheets. Additionally, in connection with the Transaction, the Company is due approximately $156,000 from Color Up as consideration for OP Units then issued which is reflected within due from related parties on the Consolidated Balance Sheets.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

	Deloitte 12/31/2022	Deloitte 12/31/2021
Audit Fees	$514,100	$458,000
Audit Related Fees	376,586	—
Tax Fees	—	—
All Other Fees	—	—
Total	$890,686	$458,000

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

ITEM 16.              Form 10-K Summary

None.

EXHIBIT INDEX

2.1	Amended & Restated Agreement and Plan of Merger, dated as of September 26, 2022, between Mobile Infrastructure Trust and Mobile Infrastructure Corporation. (Incorporated by reference as Exhibit 2.1 to Form 8-K filed September 27, 2022).
2.2	Merger Termination Agreement, dated as of December 13, 2022, by and between Mobile Infrastructure Corporation and Mobile Infrastructure Trust. (Incorporated by reference as Exhibit 2.2 to Form 8-K filed December 14, 2022).
2.3†	Agreement and Plan of Merger, dated as of December 13, 2022, by and among Fifth Wall Acquisition Corp. III, Queen Merger Corp. I and Mobile Infrastructure Corporation. (Incorporated by reference as Exhibit 2.1 to Form 8-K filed December 14, 2022).
3.1

Articles of Amendment and Restatement of THE PARKING REIT, Inc. (Incorporated by reference as Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 filed September 24, 2015).

3.2	Articles of Amendment of THE PARKING REIT, Inc. (Incorporated by reference as Exhibit 3.1 to Form 8-K filed December 18, 2017).
3.3	Articles of Amendment of MOBILE INFRASTRUCTURE CORPORATION (Incorporated by reference as Exhibit 3.1 to Form 8-K filed November 12, 2021).
3.4	Certificate of Correction to the Articles of Amendment and Restatement of Mobile Infrastructure Corporation (Incorporated by reference as Exhibit 3.1 to Form 8-K filed March 21, 2022).
3.5	Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc. (Incorporated by reference as Exhibit 3.1 to Form 8-K filed October 28, 2016).
3.6	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc. (Incorporated by reference as Exhibit 3.1 to Form 8-K filed March 30, 2017).
3.7	Amended & Restated Bylaws of MOBILE INFRASTRUCTURE CORPORATION (Incorporated by reference as Exhibit 3.2 to Form 8-K filed November 12, 2021).
10.1

Third Amended & Restated Agreement of Limited Partnership of Mobile Infra Operating Partnership, L.P., dated March 18, 2022 (Incorporated by reference as Exhibit 10.1 to Form 10-K filed March 30, 2022).

10.2	THE PARKING REIT, Inc. Long-Term Incentive Plan (Incorporated by reference as Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 filed September 24, 2015).
10.3	Form of Indemnification Agreement (Incorporated by reference as Exhibit 10.5 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 filed September 24, 2015).
10.4	Loan Agreement, dated as of January 10, 2017, by and between MVP Detroit Center Garage, LLC and Bank of America, N.A. (Incorporated by reference as Exhibit 10.1 to Form 8-K filed January 12, 2017).
10.5

Credit Agreement, dated March 29, 2022, among Mobile Infrastructure Corporation, Mobile Infra Operating Partnership, L.P., the other subsidiary borrowers party thereto, KeyBanc Capital Markets, and KeyBank National Association, as administrative agent and lender (Incorporated by reference as Exhibit 10.1 to Form 8-K filed April 1, 2022).

10.6

First Amendment to Credit Agreement, dated November 17, 2022, by and among Mobile Infra Operating Partnership, L.P. and KeyBank National Association. (Incorporated by reference as Exhibit 10.1 to Form 8-K filed November 22, 2022).

10.7**	Form of Performance Unit Award Agreement (Incorporated by reference as Exhibit 10.1 to Form 10-Q filed on August 15, 2022)
10.8	Form of LTIP Unit Award Agreement (Incorporated by reference as Exhibit 10.2 to Form 10-Q filed on August 15, 2022).
10.9**

Form of LTIP Unit Agreement (Liquidity Event) among Mobile Infrastructure Corporation, Mobile Infra Operating Partnership, L.P. and participant. (Incorporated by reference as Exhibit 10.3 to Form 8-K filed August 26, 2022).

10.10

First Amendment to Form of LTIP Unit Agreement, dated December 13, 2022, among Mobile Infrastructure Corporation, Mobile Infra Operating Partnership, L.P. and Manuel Chavez. (Incorporated by reference as Exhibit 10.6 to Form 8-K filed December 14, 2022).

10.11**

First Amendment to Form of LTIP Unit Agreement, dated December 13, 2022, among Mobile Infrastructure Corporation, Mobile Infra Operating Partnership, L.P. and Stephanie Hogue. (Incorporated by reference as Exhibit 10.7 to Form 8-K filed December 14, 2022).

10.12	Amended & Restated Registration Rights Agreement dated November 2, 2021, by and among The Parking REIT, Inc. and the Holders (Incorporated by reference as Exhibit 10.3 to Form 8-K filed November 4, 2021).
10.13

Equity Purchase and Contribution Agreement, dated January 8, 2021, by and among The Parking REIT, Inc., MVP REIT II Operating Partnership, L.P., Michael V. Shustek, Vestin Realty Mortgage II, Inc., Vestin Realty Mortgage I, Inc. and Color Up, LLC (Incorporated by reference as Exhibit 10.1 to Form 8-K filed January 14, 2021).

10.14

Tax Matters Agreement, dated August 25, 2021, by and between The Parking REIT, Inc., MPV REIT II Operating Partnership, L.P., and each Protected Partner (Incorporated by reference as Exhibit 10.1 to Form 8-K filed August 31, 2021).

10.15	Stockholders Agreement, dated August 25, 2021, by and between The Parking REIT, Inc. and the Investors identified on the signature pages thereto (Incorporated by reference as Exhibit 10.2 to Form 8-K filed August 31, 2021).
10.16	Assignment of Claims, Causes of Action, and Proceeds, dated August 25, 2021, by The Parking REIT, Inc. in favor of Michael V. Shustek, MVP Realty Advisors, LLC, Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc. and their designees, successors, representatives, heirs and assigns (Incorporated by reference as Exhibit 10.3 to Form 8-K filed August 31, 2021).
10.17	Warrant Agreement, dated August 25, 2021, by and between The Parking REIT, Inc. and Color Up, LLC (Incorporated by reference as Exhibit 10.4 to Form 8-K filed August 31, 2021).
10.18

Software License and Development Agreement, dated August 25, 2021, by and between The Parking REIT, Inc. and DIA Land Co., LLC (Incorporated by reference as Exhibit 10.7 to Form 8-K filed August 31, 2021).

10.19**	Employment Agreement, dated August 25, 2021, by and between The Parking REIT, Inc., and Manuel Chavez (Incorporated by reference as Exhibit 10.10 to Form 8-K filed August 31, 2021).
10.20**	Employment Agreement, dated August 25, 2021, by and between The Parking REIT, Inc., and Stephanie Hogue (Incorporated by reference as Exhibit 10.11 to Form 8-K filed August 31, 2021).
10.21

Securities Purchase Agreement, dated as of November 2, 201, by and among The Parking REIT, Inc., MVP REIT II Operating Partnership, L.P. and HSCP Strategic III, L.P. (Incorporated by reference as Exhibit 10.1 to Form 8-K filed November 4, 2021).

10.22

Class A Unit Agreement, dated November 2, 2021, by and between MVP REIT II Operating Partnership, L.P. and HSCP Strategic III, L.P. (Incorporated by reference as Exhibit 10.2 to Form 8-K filed November 4, 2021).

10.23**

First Amendment to Employment Agreement, dated August 23, 2022, among Mobile Infrastructure Corporation, Mobile Infra Operating Partnership, L.P. and Manuel Chavez. (Incorporated by reference as Exhibit 10.1 to Form 8-K filed August 26, 2022).

10.24**

First Amendment to Employment Agreement, dated August 23, 2022, among Mobile Infrastructure Corporation, Mobile Infra Operating Partnership, L.P. and Stephanie Hogue. (Incorporated by reference as Exhibit 10.2 to Form 8-K filed August 26, 2022).

10.25**

Second Amendment to Employment Agreement, dated December 13, 2022, among Mobile Infrastructure Corporation, Mobile Infra Operating Partnership, L.P. and Manuel Chavez. (Incorporated by reference as Exhibit 10.4 to Form 8-K filed December 14, 2022).

10.26**

Second Amendment to Employment Agreement, dated December 13, 2022, among Mobile Infrastructure Corporation, Mobile Infra Operating Partnership, L.P. and Stephanie Hogue. (Incorporated by reference as Exhibit 10.5 to Form 8-K filed December 14, 2022).

10.27	Form of Sponsor Lock-up Agreement, by and among Fifth Wall Acquisition Sponsor III LLC, Fifth Wall Acquisition Corp. III and Mobile Infrastructure Corporation. (Incorporated by reference as Exhibit 10.1 to Form 8-K filed December 14, 2022).
10.28	Form of Seller Lock-up Agreement, by and among Fifth Wall Acquisition Corp. III, Mobile Infrastructure Corporation and certain holders of Mobile Infrastructure Corporation. (Incorporated by reference as Exhibit 10.2 to Form 8-K filed December 14, 2022).
10.29

Sponsor Agreement, dated December 13, 2022, by and among Fifth Wall Acquisition Corp. III, Fifth Wall Acquisition Sponsor III LLC and certain holders of Fifth Wall Acquisition Corp. III’s Class B ordinary shares. (Incorporated by reference as Exhibit 10.3 to Form 8-K filed December 14, 2022).

21.1	Subsidiaries of the Registrant.
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.
**	Management compensatory agreement
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
Date:	March 22, 2023

By:	/s/ Stephanie Hogue
Stephanie Hogue
President and Chief Financial Officer
Date:	March 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Manuel Chavez	Chief Executive Officer and Director	March 22, 2023
Manuel Chavez	(Principal Executive Officer)

/s/ Stephanie Hogue	President and Chief Financial Officer	March 22, 2023
Stephanie Hogue	(Principal Financial Officer)

/s/ Kyle Brown	Chief Accounting Officer	March 22, 2023
Kyle Brown	(Principal Accounting Officer)

/s/ Lorrence T. Kellar	Director	March 22, 2023
Lorrence T. Kellar

/s/ Jeffrey B. Osher	Director	March 22, 2023
Jeffrey B. Osher

/s/ Danica Holley	Director	March 22, 2023
Danica Holley

/s/ Damon Jones	Director	March 22, 2023
Damon Jones

/s/ David Garfinkle	Director	March 22, 2023
David Garfinkle