Form 10-Q
period 2023-03-31
Mobile Infrastructure Corp
filed 2023-05-12
CIK 1642985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of May 10, 2023, the registrant had 7,762,375 shares of common stock outstanding.

PART I

ITEM 1.                FINANCIAL STATEMENTS

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of March 31, 2023	As of December 31, 2022
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$166,225	$166,225
Buildings and improvements	272,862	272,605
Construction in progress	1,418	1,206
Intangible assets	10,129	10,106
	450,634	450,142
Accumulated depreciation and amortization	(33,171)	(31,052)
Total investments in real estate, net	417,463	419,090

Fixed assets, net	203	210
Assets held for sale	—	696
Cash	3,119	5,758
Cash – restricted	3,951	5,216
Prepaid expenses	631	953
Accounts receivable, net	2,536	1,849
Due from related parties	—	156
Deferred offering costs	4,005	2,086
Other assets	217	99
Total assets	$432,125	$436,113
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$146,345	$146,948
Revolving credit facility, net	72,929	72,731
Accounts payable and accrued expenses	16,126	16,351
Accrued preferred distributions	9,254	8,504
Indemnification liability	2,596	2,596
Liabilities held for sale	—	968
Security deposits	166	161
Due to related parties	470	470
Deferred revenue	146	376
Total liabilities	248,032	249,105

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of March 31, 2023 and December 31, 2022)	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of March 31, 2023 and December 31, 2022)	—	—
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,762,375 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Warrants issued and outstanding – 1,702,128 warrants as of March 31, 2023 and December 31, 2022, respectively	3,319	3,319
Additional paid-in capital	192,426	193,176
Accumulated deficit	(110,716)	(109,168)
Total Mobile Infrastructure Corporation Stockholders’ Equity	85,029	87,327
Non-controlling interest	99,064	99,681
Total equity	184,093	187,008
Total liabilities and equity	$432,125	$436,113

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Base rental income	$2,080	$1,931
Management income	—	427
Percentage rental income	5,023	4,456
Total revenues	7,103	6,814

Operating expenses
Property taxes	1,756	1,631
Property operating expense	518	853
Interest expense	3,599	2,457
Depreciation and amortization	2,126	2,010
General and administrative	2,620	1,515
Professional fees, net of reimbursement of insurance proceeds	469	574
Organizational, offering and other costs	33	893
Total expenses	11,121	9,933

Other income (expense)
Gain on sale of real estate	660	—
Other income	15	61
Total other income (expense)	675	61

Net loss	(3,343)	(3,058)
Net loss attributable to non-controlling interest	(1,795)	(1,622)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(1,548)	$(1,436)

Preferred stock distributions declared - Series A	(54)	(54)
Preferred stock distributions declared - Series 1	(696)	(696)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(2,298)	$(2,186)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.30)	$(0.28)
Weighted average common shares outstanding, basic and diluted	7,762,375	7,762,375

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE months ended March 31, 2023 and 2022

(In thousands, unaudited)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022	42,673	$—	7,762,375	$—	$3,319	$193,176	$(109,168)	$99,681	$187,008
Equity based payments	—	—	—	—	—	—	—	1,484	1,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(306)	(306)
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.5 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,548)	(1,795)	(3,343)
Balance, March 31, 2023	42,673	$—	7,762,375	$—	$3,319	$192,426	$(110,716)	$99,064	$184,093

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2021	42,673	$—	7,762,375	$—	$3,319	$196,176	$(101,049)	$107,378	$205,824
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.5 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,929)	(1,622)	(3,551)
Balance, March 31, 2022	42,673	$—	7,762,375	$—	$3,319	$195,426	$(102,978)	$105,756	$201,523

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net Loss	$(3,343)	$(3,058)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization expense	2,126	2,010
Amortization of loan costs	390	100
Gain on sale of real estate	(660)	—
Equity based payment	1,397	—
Changes in operating assets and liabilities
Due to/from related parties	156	(136)
Accounts payable	(503)	(413)
Deposits	—	(340)
Security deposits	5	(46)
Other assets	(118)	105
Deferred offering costs	(1,919)	—
Deferred revenue	(230)	(91)
Accounts receivable	(686)	820
Prepaid expenses	322	19
Net cash (used in) operating activities	(3,063)	(1,030)
Cash flows from investing activities:
Capital expenditures	(224)	(80)
Capitalized technology	(23)	(52)
Proceeds from sale of investment in real estate	1,475	—
Net cash provided by (used in) investing activities	1,228	(132)
Cash flows from financing activities:
Payments on notes payable	(1,763)	(821)
Distributions to non-controlling interest holders	(306)	—
Loan fees	—	(467)
Net cash (used in) financing activities	(2,069)	(1,288)
Net change in cash and cash equivalents and restricted cash	(3,904)	(2,450)

Cash and cash equivalents and restricted cash, beginning of period	10,974	16,696
Cash and cash equivalents and restricted cash, end of period	$7,070	$14,246

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$5,758	$11,805
Restricted cash at beginning of period	5,216	4,891
Cash and cash equivalents and restricted cash at beginning of period	$10,974	$16,696

Cash and cash equivalents at end of period	$3,119	$8,870
Restricted cash at end of period	3,951	5,376
Cash and cash equivalents and restricted cash at end of period	$7,070	$14,246

Supplemental disclosures of cash flow information:
Interest Paid	$2,774	$2,439
Non-cash investing and financing activities:
Dividends declared not yet paid	$750	$750
Accrued capital expenditures	$309	$—

The accompanying notes are an integral part of these consolidated financial statements

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Note A — Organization and Business Operations

Mobile Infrastructure Corporation (the “Company,” “we,” “us” or “our”), is a Maryland corporation formed on May 4, 2015. The Company focuses on acquiring, owning and leasing parking facilities and related infrastructure, including parking lots, parking garages and other parking structures throughout the United States. The Company targets both parking garage and surface lot properties primarily in top 50 U.S. Metropolitan Statistical Areas (“MSAs”), with proximity to key demand drivers, such as commerce, events and venues, government and institutions, hospitality and multifamily central business districts.

As of March 31, 2023, the Company owned 43 parking facilities in 21 separate markets throughout the United States, with a total of 15,676 parking spaces and approximately 5.4 million square feet.  The Company also owns approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

The Company is the sole general partner of Mobile Infra Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”). The Company owns substantially all of its assets and conducts substantially all of its operations through the Operating Partnership, is the sole general partner of the Operating Partnership and owns approximately 45.8% of the common units of the Operating Partnership (the “OP Units”). Color Up, LLC, a Delaware limited liability company (“Color Up”) and HSCP Strategic III, LP, a Delaware limited partnership (“HS3”), are limited partners of the Operating Partnership and own approximately 44.2% and 10%, respectively, of the outstanding OP Units. Color Up is our largest stockholder and is controlled by the Company’s Chief Executive Officer and a director, Manuel Chavez, the Company’s President, Chief Financial Officer and a director, Stephanie Hogue, and a director of the Company, Jeffrey Osher. HS3 is controlled by Mr. Osher.

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

Merger with Fifth Wall Acquisition Corp. III

On December 13, 2022, the Company and Fifth Wall Acquisition Corp. III (“FWAC”), a special purpose acquisition company sponsored by Fifth Wall Acquisition Sponsor III LLC ("Fifth Wall"), entered into a definitive merger agreement, which was subsequently amended by the First Amendment to Agreement and Plan of Merger dated March 23, 2023 (the “Merger Agreement”). Upon closing of the merger (the “Merger”), FWAC will be the surviving entity and will be renamed “Mobile Infrastructure Corporation”.  The combined company following the Merger (“New MIC”) expects to be publicly traded on the New York Stock Exchange under the ticker “BEEP.” Following the steps of the Merger as provided in the Merger Agreement:

●	each then issued and outstanding Class A Share of FWAC will convert, on a one-for-one basis, into one share of New MIC common stock;
●	each then issued and outstanding share of the Company’s common stock will convert, on a one-to-1.5 basis, into one share of New MIC common stock;
●	each share of the Company’s Series 1 and Series A preferred stock issued and outstanding will be converted into the right to receive one share of Series 1 and Series A preferred stock of New MIC; and
●

each of the Company’s common stock warrants will become a warrant to purchase that number of shares of New MIC common stock equal to the product of (a) the number of shares of common stock that would have been issuable upon the exercise of such common stock warrant and (b) 1.5.

Additionally, in connection with the execution of the Merger Agreement, FWAC entered into subscription agreements with an initial PIPE investor (the “Initial PIPE Investor”), pursuant to which the Initial PIPE Investor agreed to purchase from New MIC, prior to or substantially concurrently with the closing of the Merger, $10 million of common stock, par value $0.0001 per share, of New MIC (the “New MIC Common Stock”) at $10.00 per 1.2 shares. The Initial PIPE Investor is controlled by Jeffrey Osher, a member of the Company’s Board of Directors and a control person of HS3.

The Merger Agreement also contemplates other PIPE investments through the entry into one or more additional subscription agreements with one or more investors to purchase Class A Shares of FWAC, New MIC Common Stock, New MIC preferred stock or convertible notes of New MIC.

Pursuant to the Merger, the Operating Partnership will convert from a Maryland limited partnership to a Delaware limited liability company (the “Operating Company”). As a limited liability company, the Operating Company will continue to be treated as a partnership and a disregarded entity for tax and accounting purposes. Following the conversion, the Company will be a member of the Operating Company and the Operating Company will be managed by a board consisting of board members, one appointed by the Company and one appointed by the other members of the Operating Company.

During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company incurred costs of approximately $1.9 million and $2.1 million, respectively, associated with the Merger. These costs are being accounted for as deferred offering costs in accordance with FASB ASC Topic 340, Other Assets and Deferred Costs and are reflected within deferred offering costs on our Consolidated Balance Sheets.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the FASB ASC, and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. There were no significant changes to our significant accounting policies during the three months ended March 31, 2023. For a full summary of our accounting policies, refer to our 2022 Annual Report on Form 10-K as originally filed with the SEC on March 22, 2023.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses since its inception and anticipates net losses for the near future. As of March 31, 2023, the Company was not in compliance with all applicable covenants in agreements governing its debt, resulting in events of default. Additionally, based on the Company’s expected financial performance for the twelve-month period subsequent to the filing of the March 31, 2023 Form 10-Q, the Company expects that it will not be in compliance with a financial covenant under the Revolving Credit Facility, which would result in an event of default. Such event allows the lender to accelerate the maturity of the debt under the Revolving Credit Facility which carries a balance of $73.7 million as of March 31, 2023. Further, our independent auditor included an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ended  December 31, 2022 (as included in our Form 10-K), which constitutes an event of default under our Revolving Credit Facility. The Revolving Credit Facility also requires the Company to initiate an equity raise in order to achieve a fixed charge coverage ratio (“FCCR”) of 1.4 to 1.0 as of March, 31, 2023. The Company does not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon an event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration

The Company had fifteen and fourteen parking tenant-operators during the three months ended March 31, 2023 and 2022, respectively. One tenant/operator, SP + Corporation (Nasdaq: SP) (“SP+”), represented 60.9% and 56.1% of the Company’s revenue, excluding commercial revenue, for the three months ended March 31, 2023 and 2022, respectively. Premier Parking Service, LLC represented 12.5% and 15.0% of the Company’s revenue, excluding commercial revenue, for the three months ended March 31, 2023 and 2022, respectively.

In addition, the Company had concentrations in Cincinnati (19.2%), Detroit (12.5%), Chicago (8.7%), and Houston (7.8%) based on gross book value of real estate as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, 49.8% and 59.2% of the Company’s outstanding accounts receivable balance, respectively, was with SP+.

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

Immaterial Correction

During the year ended December 31, 2022, the Company identified certain errors impacting our first quarter filing of 2022.  A summary of such errors is outlined in the table below and includes errors related to the cut-off and classification of accruals, cash, prepaids and expenses, accounting and record keeping for tenant billings and deposits, accounting related to interest expense, elimination of intercompany receivables and payables, and corrections related to the calculation of noncontrolling interest.

	As of March 31, 2022
	As reported	Adjustments	As Corrected
	(in thousands)
Consolidated Balance Sheet:
Buildings and improvements	$ 254,482	$ (156)	$ 254,326
Fixed assets, net	56	(43)	13
Cash	9,418	(548)	8,870
Cash – restricted	5,043	333	5,376
Prepaid expenses	462	194	656
Accounts receivable	3,312	(197)	3,115
Due from related parties	-	156	156
Other assets	103	(47)	56
Accounts payable and accrued liabilities	15,589	(954)	14,635
Security Deposit	166	(46)	120
Deferred revenue	99	(35)	64
Accumulated deficit	(102,855)	370	(102,485)
Non-controlling interest	104,906	850	105,756

	Three Months Ended March 31, 2022
	As reported	Adjustments	As Corrected
	(in thousands, except per share data)
Consolidated Statement of Operations:
Base rent income	$ 2,051	$ (120)	$ 1,931
Management agreement	-	427	427
Percentage rent	4,329	127	4,456
Property taxes	1,836	(205)	1,631
Property operating expense	837	16	853
General and administrative	1,506	9	1,515
Professional fees	1,988	(520)	1,468
Depreciation and amortization	1,967	43	2,010
Interest expense	(2,539)	83	(2,457)
Other income	15	46	61
Net loss	(4,278)	1,220	(3,058)
Net income attributable to non-controlling interest	(2,472)	850	(1,622)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	(2,556)	370	(2,186)
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$ (0.33)	$ 0.05	$ (0.28)

Reportable Segments

Our principal business is the ownership and operation of parking facilities. We do not distinguish our principal business, or group our operations, by geography or size for purposes of measuring performance. Accordingly, we have presented our results as a single reportable segment.

Equity Compensation

Equity compensation is based on the grant date fair value of the equity awards and is recognized as general and administrative expense in our Consolidated Statement of Operations over the requisite service or performance period. Forfeitures are recognized as incurred. Certain equity awards are subject to vesting based upon the satisfaction of various service, market, or performance conditions.

Note C – Acquisitions and Dispositions of Investments in Real Estate

2023

On February 28, 2023, the Company sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. The Company received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

2022

In June 2022, the Company acquired a 555 space garage located in Oklahoma City, Oklahoma for $17.5 million.

Note D - Intangible Assets

A schedule of the Company’s intangible assets and related accumulated amortization as of March 31, 2023 and December 31, 2022 is as follows (dollars in thousands):

	As of March 31, 2023		As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-place lease value	$2,564	$1,702	$2,564	$1,621
Lease commissions	165	113	165	106
Indefinite lived contract	3,160	—	3,160	—
Acquired technology	4,240	672	4,217	561
Total intangible assets	$10,129	$2,487	$10,106	$2,288

Amortization of the in-place lease value, lease commissions and acquired technology are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled approximately $0.2 million for both the three months ended March 31, 2023 and 2022.

A schedule of future amortization of acquired intangible assets for the three months ended March 31, 2023 and thereafter is as follows (dollars in thousands):

	In-place lease value	Lease commissions	Acquired technology
2023 (Remainder)	$241	$19	$342
2024	303	20	448
2025	189	9	448
2026	102	3	447
2027	27	1	419
Thereafter	-	-	1,464
	$862	$52	$3,568

Note E — Notes Payable

As of March 31, 2023, the principal balances on notes payable are as follows (dollars in thousands):

Loan	Original Debt Amount	Monthly Payment	Balance as of 3/31/23	Lender		Interest Rate	Loan Maturity
MVP Clarksburg Lot	$476	I/O	$379	Vestin Realty Mortgage II		7.50%	8/25/2023
MVP Milwaukee Old World	$771	I/O	$1,871	Vestin Realty Mortgage II		7.50%	8/25/2023
MVP Milwaukee Clybourn	$191	I/O	$191	Vestin Realty Mortgage II		7.50%	8/25/2023
MVP Cincinnati Race Street, LLC	$2,550	I/O	$3,450	Vestin Realty Mortgage II		7.50%	8/25/2023
Minneapolis Venture	$2,000	I/O	$4,000	Vestin Realty Mortgage II		7.50%	8/25/2023
MVP Memphis Poplar (3)	$1,800	I/O	$1,800	LoanCore		5.38%	3/6/2024
MVP St. Louis (3)	$3,700	I/O	$3,700	LoanCore		5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000	$44	$7,583	Barclays		4.25%	12/6/2024
322 Streeter Holdco LLC	$25,900	$130	$25,184	American National Insurance Co.		3.50%	3/1/2025
MVP Houston Saks Garage, LLC	$3,650	$20	$2,935	Barclays Bank PLC		4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250	$29	$4,341	American National Insurance, of NY		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400	$23	$3,631	FBL Financial Group, Inc.		4.00%	8/1/2026
West 9th Properties II, LLC	$5,300	$30	$4,459	American National Insurance Co.		4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150	$73	$11,095	American National Insurance, of NY		4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500	$194	$27,424	Bank of America		5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380	$8	$1,266	KeyBank	*	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132	$24	$3,789	KeyBank	*	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999	$23	$3,666	KeyBank	*	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286	$2	$262	KeyBank	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142	$12	$1,964	KeyBank	*	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	$762	$4	$698	KeyBank	*	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682	I/O	$1,682	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454	I/O	$6,454	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627	I/O	$1,627	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820	I/O	$1,820	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671	I/O	$1,671	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057	I/O	$2,057	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938	I/O	$938	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St Louis Cardinal Lot DST, LLC	$6,000	I/O	$6,000	Cantor Commercial Real Estate	**	5.25%	5/31/2027
MVP Preferred Parking, LLC	$11,330	$66	$11,199	Key Bank	**	5.02%	8/1/2027
Less unamortized loan issuance costs			$(791)
			$146,345

(1)	The Company issued a promissory note to KeyBank for $12.7 million secured by the pool of properties.
(2)	The Company issued a promissory note to Cantor Commercial Real Estate Lending, L.P. (“CCRE”) for $16.25 million secured by the pool of properties.
(3)	The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by MVP St. Louis 2013 and MVP Memphis Poplar.

* 2 Year Interest Only

** 10 Year Interest Only

I/O - Interest Only

Reserve funds are generally required for repairs and replacements, real estate taxes, and insurance premiums.  Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits. As of March 31, 2023, borrowers for three of the Company’s loans totaling $55.3 million, failed to meet certain loan covenants. As a result, we are subject to additional cash management procedures, which resulted in approximately $0.6 million of restricted cash at March 31, 2023. In order to exit cash management, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures. During the three months ended March 31, 2023, two loans exited cash management as the properties have maintained consecutive quarters of the minimum debt service coverage ratio.

As of March 31, 2023, future principal payments on notes payable are as follows (dollars in thousands):

2023 (remainder)	$12,262
2024	16,012
2025	29,091
2026	22,708
2027	67,063
Thereafter	—
Total	$147,136

Note F - Revolving Credit Facility

On  March 29, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with KeyBank Capital Markets, as lead arranger, and KeyBank, National Association, as administrative agent.  The Credit Agreement refinanced the Company’s then current loan agreements for certain properties. The Credit Agreement provides for, among other things, a $75.0 million revolving credit facility, originally maturing on  April 1, 2023 (the “Revolving Credit Facility”). The Revolving Credit Facility  may be increased by up to an additional $75.0 million provided that no event of default has occurred and certain other conditions are satisfied.  Borrowings under the Revolving Credit Facility bear interest at a Secured Overnight Financing Rate (“SOFR”) benchmark rate or Alternate Base Rate, plus a margin of between 1.75% and 3.00%, with respect to SOFR loans, or 0.75% to 2.00%, with respect to base rate loans, based on the Company’s leverage ratio as calculated under the Credit Agreement. The Credit Agreement is secured by a pool of properties and requires compliance with certain financial covenants. The Credit Agreement also includes financial covenants that require the Company to (i) maintain a total leverage ratio not to exceed 65.0%, (ii) not to exceed certain fixed charge coverage ratios, and (iii) maintain a certain tangible net worth.

During 2022, the Company drew $73.7 million on the Revolving Credit Facility to pay-off certain mortgage loans and fund an acquisition of a single garage.

On  November 17, 2022, the Company executed an amendment to the Credit Agreement which extends the maturity of the Revolving Credit Facility to  April 1, 2024, amends certain financial covenants through the new term, and adds a requirement for the Company to use diligent efforts to pursue an equity raise or liquidity event by  March 31, 2023. As of March 31, 2023, the Company was not in compliance with all applicable covenants in agreements governing its debt, resulting in events of default.

As of March 31, 2023, the balance of unamortized loan fees associated with the Revolving Credit Facility is $0.8 million which is being amortized to interest expense in the Consolidated Statements of Operations over the remaining term.

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

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $1.3 million of which approximately $0.6 million had been paid to Series A stockholders. As of March 31, 2023 and December 31, 2022, approximately $0.7 million and $0.6 million of Series A Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the Consolidated Balance Sheet.

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

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series 1 Preferred Stock, however, such distributions will continue to accrue in accordance with the terms of the Series 1 Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $15.0 million of which approximately $6.4 million had been paid to Series 1 Preferred Stock stockholders. As of March 31, 2023 and December 31, 2022, approximately $8.6 million and $7.9 million of Series 1 Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the consolidated balance sheet.

Warrants

In accordance with its warrant agreement between the Company and Color Up, dated August 25, 2021 (the “Warrant Agreement”), Color Up has the right to purchase up to 1,702,128 shares of common stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million (the “Common Stock Warrants”). Each whole Common Stock Warrant entitles the registered holder thereof to purchase one whole share of common stock at a price of $11.75 per share, subject to customary adjustments, at any time following a “Liquidity Event,” which is defined as an initial public offering and/or listing of the common stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange. The Common Stock Warrants will expire on August 25, 2026.

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

Convertible Noncontrolling Interests

As of March 31, 2023, the Operating Partnership had approximately 17.0 million OP Units outstanding, excluding any equity incentive units granted. Under the terms of the Third Amended and Restated Limited Partnership Agreement, OP Unit holders  may elect to exchange certain OP Units for shares of the Company’s Common Stock upon completion of a liquidity event. The OP Units outstanding as of  March 31, 2023 are classified as noncontrolling interests within permanent equity on our Consolidated Balance Sheet.

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

Note H — Equity Compensation

On February 28, 2023, Mr. Chavez and Ms. Hogue were granted 81,301 and 50,813 LTIP Units, respectively, in lieu of their 2022 target annual bonus. Of these awards granted to Mr. Chavez and Ms. Hogue, 13,550 and 10,163 LTIP Units vested immediately, with the remaining scheduled to vest over a three year period.  The grant date fair value was determined to be $13.48 per unit for each of the LTIP Units awarded. Additionally, the non-management members of the Board of Directors were granted 26,082 LTIP Units in lieu of their 2022 compensation.  The Director’s LTIP Units will vest over a three year period, with the exception of immediate vesting for LTIP Units granted to Shawn Nelson, a former director that retired from the Board effective December 31, 2022.  The grant date fair value was determined to be $14.76 per unit for each of the LTIP Units awarded to the non-management members of the Board.

For the three months ended March 31, 2023, the Company recognized $1.4 million in non-cash amortization of equity awards.  No amortization expense was recognized for the three months ended March 31, 2022.  As of March 31, 2023 there was $20.3 million of unrecognized non-cash amortization, including $15.7 million for LTIP Units and Performance LTIP Units (“PUs”) granted in 2022 which vest upon the achievement of a Liquidity Event (as defined in the respective LTIP agreements) and/or certain performance measures, which are considered not probable.

The following table sets forth a roll forward of all incentive equity awards for the three months ended March 31, 2023:

	As of March 31, 2023
	Number of Incentive Equity Awards	Weighted Avg Grant FV Per Share
Unvested - January 1, 2023	1,782,027	$12.65
Granted	158,196	(13.69)
Vested	(29,562)	13.76
Forfeited	—	—
Unvested - March 31, 2023	1,910,661	$12.72

Note I - Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. The Company includes the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants were antidilutive as a result of the net loss for the three months ended March 31, 2023 and 2022 and therefore were excluded from the dilutive calculation. The Company includes unvested PUs as contingently issuable shares in the computation of diluted EPS once the market criteria is met, assuming that the end of the reporting period is the end of the contingency period. The Company had 150,000 additional performance units that were granted to our executive officers on  May 27, 2022, which are considered antidilutive to the dilutive loss per share calculation for the three months ended March 31, 2023. The Company did not have any additional dilutive shares resulting in basic loss per share equaling dilutive loss per share for the three months ended March 31, 2022.

The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the three months ended
	March 31, 2023	March 31, 2022
Numerator:
Net loss attributable to MIC	$(2,298)	$(2,186)
Net loss attributable to participating securities	—	—
Net loss attributable to MIC common stock	$(2,298)	$(2,186)
Denominator:
Basic and dilutive weighted average shares of Common Stock outstanding	7,762,375	7,762,375
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.30)	$(0.28)

Note J – Variable Interest Entities

The Company, through a wholly owned subsidiary of its Operating Partnership, owns a 51.0% beneficial interest in MVP St. Louis Cardinal Lot, DST, a Delaware Statutory Trust (“MVP St. Louis”). MVP St. Louis is the owner of a 2.56-acre, 376-vehicle commercial parking lot, known as the Cardinal Lot.

MVP St. Louis is considered VIE and the Company concludes that it is the primary beneficiary since the power to direct the activities that most significantly impact the economic performance of MVP St. Louis was held by MVP Parking DST, LLC (the “Manager”) and certain subsidiaries of the Manager, which is controlled by Mr. Chavez.

As a result, the Company consolidates its investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $11.9 million (substantially all real estate investments) and liabilities of approximately $6.0 million (substantially all mortgage debt) as of March 31, 2023.

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

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  As a taxable C Corporation, the Company has evaluated its deferred tax assets for the three months ended March 31, 2023, which consist primarily of net operating losses and its investment in the Operating Partnership. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended  December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Despite substantial growth in property-level operations, the Company has continued to generate a net loss and as such the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the three months ended March 31, 2023. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its Consolidated Statements of Operations in the period in which such changes in circumstances occur.

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

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of the Company’s debt (including notes payable and the Revolving Credit Facility) was derived using Level 2 inputs and approximate $207.6 million and $207.4 million as of March 31, 2023 and December 31, 2022, respectively.

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

Note M— Commitments and Contingencies

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

On  August 25, 2021, the Company also entered into an Assignment of Claims, Causes of Action, and Proceeds Agreement, or the Assignment of Litigation Agreement, pursuant to which the Company assigned to the Former Advisor certain claims and claim proceeds that the Company had against Ira S. Levine, Levine Law Group, Inc. (or any other name by which a firm including Ira Levine was known), Edwin Herbert Bentzen IV and Andrew Fenton. The Settlement Agreement is not related to the Assignment of Litigation Agreement. On April 3, 2023, the parties entered into a settlement agreement and mutual release related to the Ira Levine matter.

In January 2023, the 43rd District Court of Parker County, Texas entered summary judgment in favor of the plaintiff, John Roy, who alleges he is due a commission relating to a proposed sale of the Fort Worth Taylor parking facility which was never consummated.  The Company has filed an appeal.  As a result of the court’s summary judgment, in December 2022 we recognized a charge of $0.7 million for the full estimated amount of damages (including legal fees and costs). The $0.7 million was recognized within organizational, offering and other costs in our Consolidated Statements of Operations and indemnification liability on our Consolidated Balance Sheets. During the first quarter of 2023, and as part of the appeals process, the Company posted cash collateral of $0.7 million for an appeals bond, which is reflected in Cash - Restricted on our Consolidated Balance Sheets.

Note N — Related Party Transactions and Arrangements

Two of the Company’s assets, 1W7 Carpark and 222W7, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Company’s CEO. The Company’s CEO is neither an owner nor beneficiary of Park Place Parking. Park Place Parking has been operating these assets for five and four years, respectively. Both assets were acquired in 2021 with their management agreements in place. As of  March 31, 2023 and 2022, the Company recorded a balance of approximately $0.1 million from Park Place Parking which is included in accounts receivable, net on the Consolidated Balance Sheets and has been paid subsequent to March 31, 2023 within terms of the lease agreement.

In connection with the Company's recapitalization transaction in August 2021, the Company owes approximately $469,231 to certain member entities of Color Up relating to prorated revenues for the month of  August 2021 of the three properties contributed by Color Up.  The accrual is reflected within due to related parties on the Consolidated Balance Sheets.

Additionally, in connection with the Company's recapitalization transaction in August 2021, the Company was due approximately $156,000 from Color Up as consideration for OP Units then issued which was reflected within due from related parties on the Consolidated Balance Sheet as of December 31, 2022. The Company received all amounts due in March 2023.

License Agreement

On  August 25, 2021, the Company entered into a Software License and Development Agreement with an affiliate of Bombe Asset Management, Ltd., an affiliate of the Company’s CEO and CFO, or the Supplier, pursuant to which the Company granted to the Supplier a limited, non-exclusive, non-transferable, worldwide right and license to access certain software and services for a fee of $5,000 per month.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three months ended March 31, 2023 and 2022. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2022. As used herein, the terms “we,” “our” and “us” refer to Mobile Infrastructure Corporation, and, as required by context, Mobile Infra Operating Partnership, L.P., formerly known as MVP REIT II Operating Partnership, LP, which the Company refers to as the “Operating Partnership,” and to their subsidiaries.

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

The forward-looking statements included herein are based upon the Company’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

●	the fact that the Company has limited history, as the Company was formed in 2015;
●	the Company’s ability to complete and realize the expected benefits of a liquidity event, including the consummation of the proposed merger with Fifth Wall Acquisition Corporation III;
●	the Company's ability to achieve positive future financial and operating performance after the proposed merger with Fifth Wall Acquisition Corporation III;
●	the Company’s ability to generate sufficient cash flows to pay distributions to the Company’s stockholders;
●	the impact on our business and those of our tenants from epidemics, pandemics or outbreaks of an illness, disease or virus (including COVID-19), including lockdowns and similar mandates;
●	the fact that the Company has experienced net losses since inception and may continue to experience additional losses;
●	changes in economic conditions generally and the real estate and debt markets specifically, including economic trends impacting parking facilities;
●	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	competitive factors that may limit the Company’s ability to make investments or attract and retain tenants;
●	the ability of leases under our New Lease Structure (as defined below) to provide increases in same property rental revenue as compared to our prior leases;
●	the Company’s ability to attain its investment strategy or increase the value of its portfolio;
●	the loss of key personnel could have a material adverse effect upon the Company's ability to conduct and manage the Company’s business;
●	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
●	the Company’s ability to successfully integrate pending acquisitions and transactions and implement an operating strategy;
●	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in the Company’s portfolio;
●	the Company’s ability to act on its pipeline of acquisitions;
●	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
●	changes in interest rates;
●	the Company’s ability to negotiate amendments or extensions to existing debt agreements;
●	the Company’s loss of REIT status and ability to remediate its loss of REIT status under U.S. federal income tax law;
●	potential adverse impacts from changes to the U.S. tax laws; and
●	changes to generally accepted accounting principles in the United States, or GAAP.

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

As of March 31, 2023, the Company owned 43 parking facilities in 21 separate markets throughout the United States, with a total of 15,676 parking spaces and approximately 5.4 million square feet.  The Company also owns approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

Merger with Fifth Wall Acquisition Corp. III

On December 13, 2022, the Company and Fifth Wall Acquisition Corp. III (“FWAC”), a special purpose acquisition company sponsored by Fifth Wall Acquisition Sponsor III LLC ("Fifth Wall"), entered into a definitive merger agreement, which was subsequently amended by the First Amendment to Agreement and Plan of Merger dated March 23, 2023 (the “Merger Agreement”). Upon closing of the merger (the “Merger”), FWAC will be the surviving entity and will be renamed “Mobile Infrastructure Corporation”.  The combined company following the Merger (“New MIC”) expects to be publicly traded on the New York Stock Exchange under the ticker “BEEP.” Following the steps of the Merger as provided in the Merger Agreement:

●	each then issued and outstanding Class A Share of FWAC will convert, on a one-for-one basis, into one share of New MIC common stock;
●	each then issued and outstanding share of the Company’s common stock will convert, on a one-to-1.5 basis, into one share of New MIC common stock;
●	each share of the Company’s Series 1 and Series A preferred stock issued and outstanding will be converted into the right to receive one share of Series 1 and Series A preferred stock of New MIC; and
●

each of the Company’s common stock warrants will become a warrant to purchase that number of shares of New MIC common stock equal to the product of (a) the number of shares of common stock that would have been issuable upon the exercise of such common stock warrant and (b) 1.5.

Additionally, in connection with the execution of the Merger Agreement, FWAC entered into subscription agreements with an initial PIPE investor (the “Initial PIPE Investor”), pursuant to which the Initial PIPE Investor agreed to purchase from New MIC, prior to or substantially concurrently with the closing of the Merger, $10 million of common stock, par value $0.0001 per share, of New MIC (the “New MIC Common Stock”) at $10.00 per 1.2 shares. The Initial PIPE Investor is controlled by Jeffrey Osher, a member of the Company’s Board of Directors and a control person of HS3.

The Merger Agreement also contemplates other PIPE investments through the entry into one or more additional subscription agreements with one or more investors to purchase Class A Shares of FWAC, New MIC Common Stock, New MIC preferred stock or convertible notes of New MIC.

Pursuant to the Merger, the Operating Partnership will convert from a Maryland limited partnership to a Delaware limited liability company (the “Operating Company”). As a limited liability company, the Operating Company will continue to be treated as a partnership and a disregarded entity for tax and accounting purposes. Following the conversion, the Company will be a member of the Operating Company and the Operating Company will be managed by a board consisting of board members, one appointed by the Company and one appointed by the other members of the Operating Company.

During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company incurred costs of approximately $1.9 million and $2.1 million, respectively, associated with the Merger. These costs are being accounted for as deferred offering costs in accordance with FASB ASC Topic 340, Other Assets and Deferred Costs and are reflected within deferred offering costs on our Consolidated Balance Sheets.

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

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected the Company's operating results, including:

The COVID-19 Pandemic

The COVID-19 pandemic has significantly adversely impacted global economic activity, contributing to significant volatility. The return to normalized movement is relatively uneven among markets and industries, which has impacted the performance of our assets, as many of the Company’s properties are located in urban centers, near government buildings, entertainment centers, or hotels. While the employment level in the United States has nearly returned to 2019 levels, many companies continue to deploy a work-from-home or hybrid remote strategy for employees. We anticipate that a hybrid work structure for traditional central business district office workers will be the normalized state going-forward. This has impacted the performance of many of our assets that have office exposure and underscores the importance of a multi-key demand driver strategy in repositioning current and/or acquiring new assets. During 2020 and 2021, many state and local governments restricted public gatherings and implemented social distancing measures, which has, in some cases, eliminated or severely reduced the demand for parking. Governments have now lifted or modified most of these measures, which should continue to encourage greater movement around and between cities. Should public health restrictions be reinstated due to COVID-19 or any future pandemic, the Company’s rental revenue may continue to be adversely affected and may be further materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where the Company’s parking facilities are situated to other locations. In particular, a majority of the Company’s property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking. However, we see increasing demand for multi-use assets that have exposure to entertainment and sporting venues or have exposure to driving travel through hotel relationships. As restrictions continue to lift across the United States, we anticipate a return to normal, in particular a return to driving vacations, which may positively impact the longer-term outlook of central business districts.

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

Results of Operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues
Base rental income	$2,080	$1,931	$149	7.7%
Management income	—	427	(427)	(100.0)%
Percentage rental income	5,023	4,456	567	12.7%
Total revenues	$7,103	$6,814	$289	4.2%

Base rental income

The increase in base rental income for the three months ended March 31, 2023 compared to the same period in 2022 is due primarily to the acquisition of one parking asset in Oklahoma City in the second quarter of 2022 and an increase of tenant reimbursements.

Management income

The management income for the three months ended March 31, 2022 is attributable to operator collections for a management agreement that was converted into the New Lease Structure at the beginning of 2022.

Percentage rental income

The $0.6 million increase in percentage rent income is due primarily to (1) a $0.2 million increase related to one property acquired during the second quarter of 2022 and (2) demand for event parking, specifically in markets with sporting events, theatres, festivals, and other gatherings. This demand positively affects several of our properties in Chicago, Cincinnati and Denver and was partially offset by lower revenues from contract parking in Detroit.

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating expenses
Property taxes	$1,756	$1,631	$125	7.6%
Property operating expense	518	853	(335)	(39.3)%
Interest expense	3,599	2,457	1,143	46.5%
General and administrative	2,620	1,515	1,104	72.9%
Professional fees	469	574	(105)	(18.4)%
Organizational, offering and other costs	33	893	(860)	(96.3)%
Depreciation and amortization expenses	2,126	2,010	116	5.8%
Total operating expenses	$11,121	$9,933	$1,188	12.0%

Property taxes

The $0.1 million increase in property taxes during the three months ended March 31, 2023 compared to March 31, 2022 is attributable primarily to changes in estimated property tax assessments recognized in the first quarter of 2022.

Property operating expense

The $0.3 million decrease in property operating expense during the three months ended March 31, 2023 compared to March 31, 2022 is attributable primarily to lower professional services related to engineering surveys, legal fees, and insurance costs.

Interest expense

The increase in interest expense of approximately $1.1 million during the three months ended March 31, 2023 compared to the same period in the prior year is primarily attributable to (1) $1.6 million of first quarter 2023 interest expense on the Company’s Revolving Credit Facility (which includes $0.2 million of non-cash fee amortization), partially offset by the repayment of $56.1 million of mortgage loans during the second quarter of 2022.

General and administrative

The $1.1 million increase in general and administrative expenses during the three months ended March 31, 2023 compared to March 31, 2022 is primarily attributable to non-cash compensation cost for performance units granted on May 27, 2022 and certain executive LTIP Units granted on February 28, 2023 of approximately $1.4 million which was partially offset by a decrease in payroll and travel related costs.

Professional fees

Professional fees decreased by approximately $0.1 million during the three months ended March 31, 2023 compared to March 31, 2022. The decrease was primarily attributable to lower utilization of professional services firms including consulting, advisory and legal service providers.

Organizational, offering and other costs

On May 27, 2022, the Company entered into an Agreement and Plan of Merger (the “MIT Merger Agreement”) by and between the Company and Mobile Infrastructure Trust, a Maryland real estate investment trust (“MIT”). Pursuant to the terms of the MIT Merger Agreement, the Company would merge with and into MIT, with MIT continuing as the surviving entity resulting from the transaction. Prior to and as a condition to the merger with MIT, MIT expected to undertake an initial public offering of its common shares of beneficial interest. Also, in March 2022, the Company had entered into an agreement with MIT, requiring the Company to be allocated, bear and (where practicable) pay directly certain costs and expenses related to the merger with MIT. In connection with the execution of the Merger Agreement with FWAC, the MIT Merger Agreement and the cost allocation agreement with MIT were terminated.

The $0.9 million decrease in organizational, offering and other costs during the three months ended March 31, 2023 compared to March 31, 2022 is due to the termination of the MIT Merger Agreement and other transactions primarily attributable to legal and accounting fees.

Depreciation and amortization expenses

The $0.1 million increase in depreciation and amortization expenses during the three months ended March 31, 2023 compared to March 31, 2022 is due to the one property acquired during the second quarter of 2022.

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Other income (expense)
Gain on sale of real estate	660	—	660	100.0%
Other income	15	61	(46)	(75.4)%
Total other expense	$675	$61	$614	1006.8%

Gain on sale of real estate

On February 28, 2023, the Company sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. The Company received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

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

The Company has not entered into any swaps or hedges.

The Company’s short-term and long-term liquidity needs will consist primarily of funds necessary for payments of indebtedness, acquisitions of assets, capital expenditures, and costs associated with the Merger. Existing capital expenditure activities expected to be completed in the near-term for general deferred maintenance are expected to cost approximately $1.8 million.

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash (used in) operating activities	$(3,063)	$(1,030)
Net cash provided by (used in) investing activities	$1,228	$(132)
Net cash (used in) financing activities	$(2,069)	$(1,288)

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022:

Cash flows from operating activities

The cash used in operating activities for the three months ended March 31, 2023 was primarily attributable to a $0.3 million increase in revenue and $0.3 decrease in property operating expenses (partially offset by an increase of $0.1 million in property taxes), an increase in cash paid for interest, real estate tax payments due earlier in the year and payment of certain general and administrative and professional fees that were accrued for in the fourth quarter of 2022.

Cash flows from investing activities

The cash provided by investing activities during the three months ended March 31, 2023 was primarily attributable to proceeds from the sale of one parking asset in February 2023. The cash used in investing activities during the three months ended March 31, 2022 was primarily attributable to routine and strategic capital expenditures.

Cash flows from financing activities

The cash used in financing activities during the three months ended March 31, 2023 was primarily attributable to principal payments on mortgage loans, including $1.0 million for the one parking asset sold in February 2023, as well as distribution payments to non-controlling interest holders in MVP St. Louis Cardinal Lot, DST. The cash used in financing activities during the three months ended March 31, 2022 was primarily attributable to principal payments on mortgage loans and loan fees on the Revolving Credit Facility.

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

As of March 31, 2023, $73.7 million was outstanding under the Revolving Credit Facility.

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

As of March 31, 2023, the Company was not in compliance with all applicable covenants in agreements governing its debt, resulting in events of default. Additionally, based on the Company’s expected financial performance for the twelve-month period subsequent to the filing of the March 31, 2023 Form 10-Q, the Company expects that it will not be in compliance with a financial covenant under the Revolving Credit Facility, which would result in an event of default. Such event allows the lender to accelerate the maturity of the debt under the Revolving Credit Facility which carries a balance of $73.7 million as of March 31, 2023. Further, our independent auditor included an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ending December 31, 2022 (as included in our Form 10-K), which constitutes an event of default under our Revolving Credit Facility. The Revolving Credit Facility also requires the Company to initiate an equity raise in order to achieve a fixed charge coverage ratio (“FCCR”) of 1.4 to 1.0 as of March, 31, 2023. The Company does not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon an event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

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

Distributions on Common Stock

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

The Company does not currently, and may not in the future, generate sufficient cash flow from operations to fully fund distributions. The Company does not currently anticipate that it will be able to resume the payment of distributions on its Common Stock.  However, if distributions do resume, all or a portion of the distributions may be paid from other sources, such as cash flows from equity offerings, financing activities, borrowings, or by way of waiver or deferral of fees. The Company has not established any limit on the extent to which distributions could be funded from these other sources. Accordingly, the amount of distributions paid may not reflect current cash flow from operations and distributions may include a return of capital, (rather than a return on capital). If the Company pays distributions from sources other than cash flow from operations, the funds available to the Company for investments would be reduced and the share value may be diluted. The level of distributions will be determined by the Board of Directors and depend on several factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by the Board of Directors.

The Company did not repurchase any of its shares during the three months ended March 31, 2023. No cash dividends can be made on the Common Stock until the preferred distributions are paid.

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

As of March 31, 2023 and 2022, approximately $0.7 million and $0.4 million of accrued and unpaid Series A Preferred Stock distributions, respectively, are included in accrued preferred distributions on the consolidated balance sheet.

As of March 31, 2023 and 2022, approximately $8.6 million and $5.8 million of accrued and unpaid Series 1 Preferred Stock distributions, respectively, are included in accrued preferred distributions on the consolidated balance sheet.

Common Stock Warrants

In connection with the Company's recapitalization transaction in August 2021, the Company entered into a warrant agreement (the “Warrant Agreement”) pursuant to which it issued warrants (the “Warrants”) to Color Up to purchase up to 1,702,128 shares of Common Stock, at an exercise price of $11.75 per share for an aggregate cash purchase price of up to $20.0 million (the “Common Stock Warrants”). Each whole Common Stock Warrant entitles the registered holder thereof to purchase one whole share of Common Stock at a price of $11.75 per share (the “Warrant Price”), subject to customary adjustments, at any time following a “Liquidity Event,” which is defined as an initial public offering and/or Listing of the Common Stock on the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange. The Common Stock Warrants will expire five years after the date of the Warrant Agreement.

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument.  Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made.  Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of March 31, 2023, all outstanding warrants issued by the Company were classified as equity.

Critical Accounting Policies

Our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 22, 2023, contains a description of our critical accounting policies and estimates, including those relating to real estate investments and acquisitions. There have been no significant changes to our critical accounting policies during 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the quarter ended March 31, 2023, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As a result of this evaluation, our CEO and CFO concluded that the material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022, were still present as of March 31, 2023 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

(b) Remediation Plan and Status

Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022, are ongoing and we continue our initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2023 and beyond. While we believe the steps taken to date and those planned for implementation will improve our internal controls over financial reporting, we have not completed all remediation efforts. The planned remediation activities described in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022 highlight our commitment to remediating our identified material weaknesses and remain largely unchanged through the date of filing this Quarterly Report.

The following remedial actions have been identified and initiated by the Company through March 31, 2023:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Note M — Commitments and Contingencies in Part I, Item 1 Notes to the Consolidated Financial Statements of this Quarterly Report.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	First Amendment to Agreement and Plan of Merger, dated as of March 23, 2023, by and among Fifth Wall Acquisition Corp. III, Queen Merger Corp. I and Mobile Infrastructure Corporation (Incorporated by reference as Exhibit 2.1 to Form 8-K filed March 23, 2023).
3.1

Articles of Amendment and Restatement of THE PARKING REIT, Inc. (Incorporated by reference as Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 filed September 24, 2015).

3.2	Articles of Amendment of THE PARKING REIT, Inc. (Incorporated by reference as Exhibit 3.1 to Form 8-K filed December 18, 2017).
3.3	Articles of Amendment of MOBILE INFRASTRUCTURE CORPORATION (Incorporated by reference as Exhibit 3.1 to Form 8-K filed November 12, 2021).
3.4	Certificate of Correction to the Articles of Amendment and Restatement of Mobile Infrastructure Corporation (Incorporated by reference as Exhibit 3.1 to Form 8-K filed March 21, 2022).
3.5	Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc. (Incorporated by reference as Exhibit 3.1 to Form 8-K filed October 28, 2016).
3.6	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc. (Incorporated by reference as Exhibit 3.1 to Form 8-K filed March 30, 2017).
3.7	Amended & Restated Bylaws of MOBILE INFRASTRUCTURE CORPORATION. (Incorporated by reference as Exhibit 3.2 to Form 8-K filed November 12, 2021).
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in iXBRL (inline extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
Date:	May 12, 2023

By:	/s/ Stephanie Hogue
Stephanie Hogue
President and Chief Financial Officer
Date:	May 12, 2023