Form 10-Q
period 2023-06-30
Mobile Infrastructure Corp
filed 2023-08-14
CIK 1642985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

As of August 14, 2023, the registrant had 7,762,375 shares of common stock outstanding.

PART I

ITEM 1.                FINANCIAL STATEMENTS

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
ASSETS
Investments in real estate
Land and improvements	$166,225	$166,225
Buildings and improvements	272,916	272,605
Construction in progress	1,420	1,206
Intangible assets	10,131	10,106
	450,692	450,142
Accumulated depreciation and amortization	(35,295)	(31,052)
Total investments in real estate, net	415,397	419,090

Fixed assets, net	200	210
Assets held for sale	—	696
Cash	2,029	5,758
Cash – restricted	4,144	5,216
Prepaid expenses	348	953
Accounts receivable, net	1,941	1,849
Due from related parties	—	156
Deferred offering costs	5,109	2,086
Other assets	218	99
Total assets	$429,386	$436,113
LIABILITIES AND EQUITY
Liabilities
Notes payable, net	$145,675	$146,948
Revolving credit facility, net	73,120	72,731
Accounts payable and accrued expenses	16,036	16,351
Accrued preferred distributions	10,005	8,504
Indemnification liability	2,596	2,596
Liabilities held for sale	—	968
Security deposits	166	161
Due to related parties	470	470
Deferred revenue	486	376
Total liabilities	248,554	249,105

Equity
Mobile Infrastructure Corporation Stockholders’ Equity
Preferred stock Series A, $0.0001 par value, 50,000 shares authorized, 2,862 shares issued and outstanding (stated liquidation value of $2,862,000 as of June 30, 2023 and December 31, 2022)	—	—
Preferred stock Series 1, $0.0001 par value, 97,000 shares authorized, 39,811 shares issued and outstanding (stated liquidation value of $39,811,000 as of June 30, 2023 and December 31, 2022)	—	—
Non-voting, non-participating convertible stock, $0.0001 par value, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 98,999,000 shares authorized, 7,762,375 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Warrants issued and outstanding – 1,702,128 warrants as of June 30, 2023 and December 31, 2022, respectively	3,319	3,319
Additional paid-in capital	191,676	193,176
Accumulated deficit	(112,433)	(109,168)
Total Mobile Infrastructure Corporation Stockholders’ Equity	82,562	87,327
Non-controlling interest	98,270	99,681
Total equity	180,832	187,008
Total liabilities and equity	$429,386	$436,113

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Base rental income	$1,951	$2,002	$4,031	$4,053
Management income	—	—	—	313
Percentage rental income	5,263	5,031	10,286	9,456
Total revenues	7,214	7,033	14,317	13,822

Operating expenses
Property taxes	1,742	1,739	3,498	3,575
Property operating expense	533	698	1,051	1,472
Interest expense	3,676	3,366	7,276	5,957
Depreciation and amortization	2,130	2,064	4,256	4,031
General and administrative	2,444	1,838	5,063	3,344
Professional fees, net of reimbursement of insurance proceeds	327	494	795	1,175
Organizational, offering and other costs	84	1,876	117	2,722
Total expenses	10,936	12,075	22,056	22,276

Other income (expense)
Gain on sale of real estate	—	—	660	—
PPP loan forgiveness	—	328	—	328
Other income	15	61	30	76
Total other income (expense)	15	389	690	404

Net loss	(3,707)	(4,653)	(7,049)	(8,050)
Net loss attributable to non-controlling interest	(1,989)	(2,663)	(3,784)	(4,657)
Net loss attributable to Mobile Infrastructure Corporation’s stockholders	$(1,718)	$(1,990)	$(3,265)	$(3,393)

Preferred stock distributions declared - Series A	(54)	(54)	(108)	(108)
Preferred stock distributions declared - Series 1	(696)	(696)	(1,392)	(1,392)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	$(2,468)	$(2,740)	$(4,765)	$(4,893)

Basic and diluted loss per weighted average common share:
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.32)	$(0.35)	$(0.61)	$(0.63)
Weighted average common shares outstanding, basic and diluted	7,762,375	7,762,375	7,762,375	7,762,375

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX months ended June 30, 2023 and 2022

(In thousands, unaudited)

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2022	42,673	$—	7,762,375	$—	$3,319	$193,176	$(109,168)	$99,681	$187,008
Equity based payments	—	—	—	—	—	—	—	1,484	1,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(306)	(306)
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.5 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,548)	(1,795)	(3,343)
Balance, March 31, 2023	42,673	$—	7,762,375	$—	$3,319	$192,426	$(110,716)	99,064	$184,093

Equity based payments	—	—	—	—	—	—	—	1,214	1,214
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(19)	(19)
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.5 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,717)	(1,989)	(3,706)
Balance, June 30, 2023	42,673	$—	7,762,375	$—	$3,319	$191,676	$(112,433)	$98,270	$180,832

	Preferred stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-in Capital	Accumulated Deficit	Non-controlling interest	Total
Balance, December 31, 2021	42,673	$—	7,762,375	$—	$3,319	$196,176	$(101,049)	$107,378	$205,824
Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.5 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,929)	(1,622)	(3,551)
Balance, March 31, 2022	42,673	$—	7,762,375	$—	$3,319	$195,426	$(102,978)	$105,756	$201,523

Declared distributions – Series A ($18.75 per share)	—	—	—	—	—	(54)	—	—	(54)
Declared distributions – Series 1 ($17.5 per share)	—	—	—	—	—	(696)	—	—	(696)
Net loss	—	—	—	—	—	—	(1,379)	(3,122)	(4,501)
Balance, June 30, 2022	42,673	$—	7,762,375	$—	$3,319	$194,676	$(104,357)	$102,634	$196,273

The accompanying notes are an integral part of these consolidated financial statements.

MOBILE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net Loss	$(7,049)	$(8,050)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,256	4,031
Amortization of loan costs	759	686
PPP loan forgiveness	—	(328)
Gain on sale of real estate	(660)	—
Equity based payment	2,566	391
Changes in operating assets and liabilities
Due to/from related parties	156	(156)
Accounts payable	263	2,325
Security deposits	5	(27)
Other assets	(119)	113
Deferred offering costs	(3,022)	—
Deferred revenue	110	(89)
Accounts receivable	(91)	1,828
Prepaid expenses	605	270
Other	—	(392)
Net cash provided by (used in) operating activities	$(2,221)	$602
Cash flows from investing activities:
Capital expenditures	(1,098)	(1,078)
Capitalized technology	(23)	(90)
Purchase of investment in real estate	—	(17,512)
Proceeds from sale of investment in real estate	1,475	—
Net cash provided by (used in) investing activities	354	(18,680)
Cash flows from financing activities:
Proceeds from line of credit	—	73,700
Payments on notes payable	(2,609)	(56,797)
Distributions to non-controlling interest holders	(325)	—
Loan fees	—	(1,756)
Net cash provided by (used in) financing activities	(2,934)	15,147
Net change in cash and cash equivalents and restricted cash	(4,801)	(2,931)

Cash and cash equivalents and restricted cash, beginning of period	10,974	16,696
Cash and cash equivalents and restricted cash, end of period	$6,173	$13,765

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$5,758	$11,805
Restricted cash at beginning of period	5,216	4,891
Cash and cash equivalents and restricted cash at beginning of period	$10,974	$16,696

Cash and cash equivalents at end of period	$2,029	$8,182
Restricted cash at end of period	4,144	5,583
Cash and cash equivalents and restricted cash at end of period	$6,173	$13,765

Supplemental disclosures of cash flow information:
Interest Paid	$6,102	$5,021
Non-cash investing and financing activities:
Dividends declared not yet paid	$1,500	$1,500
Accrued capital expenditures	$503	$—

The accompanying notes are an integral part of these consolidated financial statements

MOBILE INFRASTRUCTURE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

As of June 30, 2023, the Company owned 43 parking facilities in 21 separate markets throughout the United States, with a total of 15,676 parking spaces and approximately 5.4 million square feet.  The Company also owns approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

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

Merger with Fifth Wall Acquisition Corp. III

On December 13, 2022, the Company and Fifth Wall Acquisition Corp. III (“FWAC”), a special purpose acquisition company sponsored by Fifth Wall Acquisition Sponsor III LLC ("Fifth Wall"), entered into a definitive merger agreement, which was subsequently amended by the First Amendment to Agreement and Plan of Merger dated March 23, 2023 (the “Merger Agreement”). Upon closing of the merger (the “Merger”), FWAC will be the surviving entity and will be renamed “Mobile Infrastructure Corporation”.  The combined company following the Merger (“New MIC”) expects to be publicly traded on the New York Stock Exchange American under the ticker “BEEP.” Following the steps of the Merger as provided in the Merger Agreement:

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

Additionally, on June 15, 2023, HS3, Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd., entities controlled by Mr. Osher, and Bombe-MIC Pref, LLC, an entity controlled by Mr. Chavez and of which Ms. Hogue is a member, (collectively, the “Preferred PIPE Investors”), each entered into a Subscription Agreement with FWAC pursuant to which, among other things, the Preferred PIPE Investors agreed to subscribe for and purchase, and FWAC has agreed to issue and sell to the Preferred PIPE Investors, a total of 46,000 shares of Series 2 Convertible Preferred Stock, par value $0.0001 per share (the “Series 2 Preferred Stock”), of New MIC at $1,000 per share for an aggregate purchase price of $46,000,000. Subject to the terms and conditions of the Subscription Agreement, the Series 2 Preferred Stock will convert into approximately 12,534,060 shares of New MIC Common Stock on December 31, 2023. The Series 2 Preferred Stock will be entitled to receive dividends at a cumulative annual rate of 10% during the period between the initial issuance of such shares and the conversion thereof into shares of New MIC Common Stock. Dividends will be paid in kind and also convert into shares of New MIC Common Stock on the conversion date.

The Merger was approved by a majority of the Company’s stockholders at a meeting held on August 10, 2023.  The Merger is expected to close on or around August 18, 2023.

Concurrent with the closing of the Merger, the Operating Partnership will convert from a Maryland limited partnership to a Delaware limited liability company (the “Operating Company”). As a limited liability company, the Operating Company will continue to be treated as a partnership and a disregarded entity for tax and accounting purposes. Following the conversion, the Company will be a member of the Operating Company and the Operating Company will be managed by a board of managers, one appointed by the Company and one appointed by the other members of the Operating Company.

During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company incurred costs of approximately $3.0 million and $2.1 million, respectively, associated with the Merger. These costs are being accounted for as deferred offering costs in accordance with FASB ASC Topic 340, Other Assets and Deferred Costs and are reflected within deferred offering costs on our Consolidated Balance Sheets.

Note B — Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements of the Company are prepared on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the FASB ASC, and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. There were no significant changes to our significant accounting policies during the six months ended June 30, 2023. For a full summary of our accounting policies, refer to our 2022 Annual Report on Form 10-K as originally filed with the SEC on March 22, 2023.

Going Concern

The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred net losses since its inception and anticipates net losses for the near future. As of June 30, 2023, the Company was not in compliance with all applicable covenants in agreements governing its debt, resulting in events of default. Additionally, based on the Company’s expected financial performance for the twelve-month period subsequent to the filing of the June 30, 2023 Form 10-Q, the Company expects that it will not be in compliance with a financial covenant under the Revolving Credit Facility, which would result in an event of default. Such event allows the lender to accelerate the maturity of the debt under the Revolving Credit Facility which carries a balance of $73.7 million as of June 30, 2023. Further, our independent auditor included an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ended  December 31, 2022 (as included in our Form 10-K), which constitutes an event of default under our Revolving Credit Facility. The Revolving Credit Facility also requires the Company to initiate an equity raise in order to achieve a fixed charge coverage ratio (“FCCR”) of 1.4 to 1.0 as of June 30, 2023. The Company does not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon an event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management’s plans include utilizing proceeds from the pending merger with Fifth Wall Acquisition Corporation III to pay-down a portion of the outstanding balance on the Revolving Credit Facility, which will result in reduced interest cost and an improved FCCR.

Additional plans include the following:

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

Concentration

The Company had fifteen and fourteen parking tenant-operators during the six months ended June 30, 2023 and 2022, respectively. One tenant/operator, SP + Corporation (Nasdaq: SP) (“SP+”), represented 61.0% and 59.4% of the Company’s revenue, excluding commercial revenue, for the six months ended June 30, 2023 and 2022, respectively. Premier Parking Service, LLC represented 12.4% and 13.3% of the Company’s revenue, excluding commercial revenue, for the six months ended June 30, 2023 and 2022, respectively.

In addition, the Company had concentrations in Cincinnati (19.2%), Detroit (12.5%), Chicago (8.7%), and Houston (7.8%) based on gross book value of real estate as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, 57.6% and 59.2% of the Company’s outstanding accounts receivable balance, respectively, was with SP+.

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

Immaterial Correction

During the year ended December 31, 2022, the Company identified certain errors impacting our first and second quarter filings of 2022.  A summary of such errors is outlined in the table below and includes errors related to the cut-off and classification of accruals, cash, prepaids and expenses, accounting and record keeping for tenant billings and deposits, accounting related to interest expense, elimination of intercompany receivables and payables, and corrections related to the calculation of noncontrolling interest.

	As of June 30, 2022
	As reported	Adjustments	As Corrected
	(in thousands)
Consolidated Balance Sheet:
Buildings and improvements	$271,046	$(156)	$270,890
Fixed assets, net	296	(81)	215
Cash	8,623	(441)	8,182
Cash – restricted	5,357	226	5,583
Prepaid expenses	544	(138)	406
Accounts receivable	2,494	(291)	2,203
Due from related parties	-	156	156
Other assets	121	(127)	(6)
Notes payable, net	150,299	(37)	150,262
Revolving Credit Facility, net	72,106	290	72,396
Accounts payable and accrued liabilities	18,530	(856)	17,674
Security Deposit	185	(46)	139
Deferred revenue	101	(35)	66
Accumulated deficit	(104,541)	(305)	(104,846)
Non-controlling interest	102,986	(352)	102,634

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As reported	Adjustments	As Corrected	As reported	Adjustments	As Corrected
	(in thousands, except per share data)			(in thousands, except per share data)
Consolidated Statement of Operations:
Base rent income	$2,122	$(120)	$2,002	$4,173	$(120)	$4,053
Management agreement	427	(427)	-	427	(114)	313
Percentage rent	4,856	175	5,031	9,185	271	9,456
Property taxes	1,844	(105)	1,739	3,680	(105)	3,575
Property operating expense	731	(33)	698	1,568	(96)	1,472
General and administrative	1,882	(44)	1,838	3,388	(44)	3,344
Professional fees	532	(38)	494	1,562	(387)	1,175
Organizational, offering and other costs	1,567	309	1,876	2,525	197	2,722
Depreciation and amortization	2,021	43	2,064	3,988	43	4,031
Interest expense	(3,168)	(198)	(3,366)	(5,707)	(250)	(5,957)
Other income	15	46	61	30	46	76
Net loss	(3,997)	(656)	(4,653)	(8,275)	225	(8,050)
Net income attributable to non-controlling interest	(2,311)	(352)	(2,663)	(4,783)	126	(4,657)
Net loss attributable to Mobile Infrastructure Corporation’s common stockholders	(2,436)	(304)	(2,740)	(4,992)	99	(4,893)
Net loss per share attributable to Mobile Infrastructure Corporation’s common stockholders - basic and diluted	$(0.31)	$(0.04)	$(0.35)	$(0.64)	$0.01	$(0.63)

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

Note D - Intangible Assets

A schedule of the Company’s intangible assets and related accumulated amortization as of June 30, 2023 and December 31, 2022 is as follows (dollars in thousands):

	As of June 30, 2023		As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
In-place lease value	$2,564	$1,783	$2,564	$1,621
Lease commissions	165	119	165	106
Indefinite lived contract	3,160	—	3,160	—
Acquired technology	4,242	784	4,217	561
Total intangible assets	$10,131	$2,686	$10,106	$2,288

Amortization of the in-place lease value, lease commissions and acquired technology are included in depreciation and amortization in the accompanying Consolidated Statements of Operations. Amortization expense associated with intangible assets totaled approximately $0.2 million for both the three months ended June 30, 2023 and 2022 and approximately $0.4 million for both the six months ended June 30, 2023 and 2022.

A schedule of future amortization of acquired intangible assets for the six months ended June 30, 2023 and thereafter is as follows (dollars in thousands):

	In-place lease value	Lease commissions	Acquired technology
2023 (Remainder)	$161	$12	$231
2024	303	20	448
2025	189	9	448
2026	102	4	448
2027	26	1	421
Thereafter	-	-	1,462
	$781	$46	$3,458

Note E — Notes Payable

As of June 30, 2023, the principal balances on notes payable are as follows (dollars in thousands):

Loan	Original Debt Amount	Monthly Payment	Balance as of 6/30/23	Lender		Interest Rate	Loan Maturity
MVP Clarksburg Lot	$476	I/O	$379	Vestin Realty Mortgage II		7.50%	8/25/2023
MVP Milwaukee Old World	$771	I/O	$1,871	Vestin Realty Mortgage II		7.50%	8/25/2023
MVP Milwaukee Clybourn	$191	I/O	$191	Vestin Realty Mortgage II		7.50%	8/25/2023
MVP Cincinnati Race Street, LLC	$2,550	I/O	$3,450	Vestin Realty Mortgage II		7.50%	8/25/2023
Minneapolis Venture	$2,000	I/O	$4,000	Vestin Realty Mortgage II		7.50%	8/25/2023
MVP Memphis Poplar (3)	$1,800	I/O	$1,800	LoanCore		5.38%	3/6/2024
MVP St. Louis (3)	$3,700	I/O	$3,700	LoanCore		5.38%	3/6/2024
Mabley Place Garage, LLC	$9,000	$44	$7,532	Barclays		4.25%	12/6/2024
322 Streeter Holdco LLC	$25,900	$130	$25,015	American National Insurance Co.		3.50%	3/1/2025
MVP Houston Saks Garage, LLC	$3,650	$20	$2,907	Barclays Bank PLC		4.25%	8/6/2025
Minneapolis City Parking, LLC	$5,250	$29	$4,302	American National Insurance, of NY		4.50%	5/1/2026
MVP Bridgeport Fairfield Garage, LLC	$4,400	$23	$3,598	FBL Financial Group, Inc.		4.00%	8/1/2026
West 9th Properties II, LLC	$5,300	$30	$4,421	American National Insurance Co.		4.50%	11/1/2026
MVP Fort Worth Taylor, LLC	$13,150	$73	$11,000	American National Insurance, of NY		4.50%	12/1/2026
MVP Detroit Center Garage, LLC	$31,500	$194	$27,160	Bank of America		5.52%	2/1/2027
MVP St. Louis Washington, LLC (1)	$1,380	$8	$1,258	KeyBank	*	4.90%	5/1/2027
St. Paul Holiday Garage, LLC (1)	$4,132	$24	$3,764	KeyBank	*	4.90%	5/1/2027
Cleveland Lincoln Garage, LLC (1)	$3,999	$23	$3,643	KeyBank	*	4.90%	5/1/2027
MVP Denver Sherman, LLC (1)	$286	$2	$260	KeyBank	*	4.90%	5/1/2027
MVP Milwaukee Arena Lot, LLC (1)	$2,142	$12	$1,951	KeyBank	*	4.90%	5/1/2027
MVP Denver 1935 Sherman, LLC (1)	$762	$4	$694	KeyBank	*	4.90%	5/1/2027
MVP Louisville Broadway Station, LLC (2)	$1,682	I/O	$1,682	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Whitefront Garage, LLC (2)	$6,454	I/O	$6,454	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston Preston Lot, LLC (2)	$1,627	I/O	$1,627	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Houston San Jacinto Lot, LLC (2)	$1,820	I/O	$1,820	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Broadway, LLC (2)	$1,671	I/O	$1,671	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St. Louis Seventh & Cerre, LLC (2)	$2,057	I/O	$2,057	Cantor Commercial Real Estate	**	5.03%	5/6/2027
MVP Indianapolis Meridian Lot, LLC (2)	$938	I/O	$938	Cantor Commercial Real Estate	**	5.03%	5/6/2027
St Louis Cardinal Lot DST, LLC	$6,000	I/O	$6,000	Cantor Commercial Real Estate	**	5.25%	5/31/2027
MVP Preferred Parking, LLC	$11,330	$66	$11,143	Key Bank	**	5.02%	8/1/2027
Less unamortized loan issuance costs			$(613)
			$145,675

(1)	The Company issued a promissory note to KeyBank for $12.7 million secured by the pool of properties.
(2)	The Company issued a promissory note to Cantor Commercial Real Estate Lending, L.P. (“CCRE”) for $16.25 million secured by the pool of properties.
(3)	The loan is secured by a Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing on each of the properties owned by MVP St. Louis 2013 and MVP Memphis Poplar.

* 2 Year Interest Only

** 10 Year Interest Only

I/O - Interest Only

Reserve funds are generally required for repairs and replacements, real estate taxes, and insurance premiums.  Some notes contain various terms and conditions including debt service coverage ratios and debt yield limits. As of June 30, 2023, borrowers for two of the Company’s loans totaling $38.7 million, failed to meet certain loan covenants. As a result, we are subject to additional cash management procedures, which resulted in approximately $0.3 million of restricted cash at June 30, 2023. In order to exit cash management, certain debt service coverage ratios or debt yield tests must be exceeded for two consecutive quarters to return to less restrictive cash management procedures. During the three months ended June 30, 2023, one loan exited cash management as the property has maintained consecutive quarters of the minimum debt service coverage ratio.

As of June 30, 2023, future principal payments on notes payable are as follows (dollars in thousands):

2023 (remainder)	$11,414
2024	16,012
2025	29,091
2026	22,708
2027	67,063
Thereafter	—
Total	$146,288

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

On  November 17, 2022, the Company executed an amendment to the Credit Agreement which extends the maturity of the Revolving Credit Facility to  April 1, 2024, amends certain financial covenants through the new term, and adds a requirement for the Company to use diligent efforts to pursue an equity raise or liquidity event by March 31, 2023. As of June 30, 2023, the Company was not in compliance with all applicable covenants in agreements governing its debt, resulting in events of default.

As of June 30, 2023, the balance of unamortized loan fees associated with the Revolving Credit Facility is $0.6 million which is being amortized to interest expense in the Consolidated Statements of Operations over the remaining term.

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

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series A Preferred Stock; however, such distributions will continue to accrue in accordance with the terms of the Series A Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $1.3 million of which approximately $0.6 million had been paid to Series A stockholders. As of June 30, 2023 and December 31, 2022, approximately $0.7 million and $0.6 million of Series A Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the Consolidated Balance Sheet.

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

On March 24, 2020, the Company’s Board of Directors unanimously authorized the suspension of the payment of distributions on the Series 1 Preferred Stock, however, such distributions will continue to accrue in accordance with the terms of the Series 1 Preferred Stock. Since initial issuance, the Company had declared distributions of approximately $15.7 million of which approximately $6.4 million had been paid to Series 1 Preferred Stock stockholders. As of June 30, 2023 and December 31, 2022, approximately $9.3 million and $7.9 million of Series 1 Preferred Stock distributions that were accrued and unpaid, respectively, are included in accounts payable and accrued expenses on the consolidated balance sheet.

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

Convertible Noncontrolling Interests

As of June 30, 2023, the Operating Partnership had approximately 17.0 million OP Units outstanding, excluding any equity incentive units granted. Under the terms of the Third Amended and Restated Limited Partnership Agreement, OP Unit holders  may elect to exchange certain OP Units for shares of the Company’s Common Stock upon completion of a liquidity event. The OP Units outstanding as of  June 30, 2023 are classified as noncontrolling interests within permanent equity on our Consolidated Balance Sheet.

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

For the three and six months ended June 30, 2023, the Company recognized $1.2 million and $2.6 million in non-cash amortization of equity awards, respectively.  No amortization expense was recognized for the three and six months ended June 30, 2022.  As of June 30, 2023 there was $19.1 million of unrecognized non-cash amortization, including $15.7 million for LTIP Units and Performance LTIP Units (“PUs”) granted in 2022 which vest upon the achievement of a Liquidity Event (as defined in the respective LTIP agreements) and/or certain performance measures, which are considered not probable.

The following table sets forth a roll forward of all incentive equity awards for the six months ended June 30, 2023:

	As of June 30, 2023
	Number of Incentive Equity Awards	Weighted Avg Grant FV Per Share
Unvested - January 1, 2023	1,782,027	$12.65
Granted	158,196	13.69
Vested	(32,422)	13.91
Forfeited	—	—
Unvested - June 30, 2023	1,907,801	$12.72

Note I - Earnings Per Share

Basic and diluted loss per weighted average common share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. The Company includes the effect of participating securities in basic and diluted earnings per share computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method. Outstanding warrants were antidilutive as a result of the net loss for the three and six months ended June 30, 2023 and 2022 and therefore were excluded from the dilutive calculation. The Company includes unvested PUs as contingently issuable shares in the computation of diluted EPS once the market criteria is met, assuming that the end of the reporting period is the end of the contingency period. The Company had 150,000 additional performance units that were granted to our executive officers on  May 27, 2022, which are considered antidilutive to the dilutive loss per share calculation for the three and six months ended June 30, 2023 and 2022.

The following table reconciles the numerator and denominator used in computing the Company’s basic and diluted per-share amounts for net loss attributable to common stockholders for the three and  six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net loss attributable to MIC	$(2,468)	$(2,740)	$(4,765)	$(4,893)
Net loss attributable to participating securities	—	—	—	—
Net loss attributable to MIC common stock	$(2,468)	$(2,740)	$(4,765)	$(4,893)
Denominator:
Basic and dilutive weighted average shares of Common Stock outstanding	7,762,375	7,762,375	7,762,375	7,762,375
Basic and diluted loss per weighted average common share:
Basic and dilutive	$(0.32)	$(0.35)	$(0.61)	$(0.63)

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

As a result, the Company consolidates its investment in MVP St. Louis and MVP St. Louis Cardinal Lot Master Tenant, LLC, which had total assets of approximately $12.0 million (substantially all real estate investments) and liabilities of approximately $6.1 million (substantially all mortgage debt) as of June 30, 2023.

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

A full valuation allowance for deferred tax assets was historically provided each year since the Company believed that as a REIT it was more likely than not that it would not realize the benefits of its deferred tax assets.  As a taxable C Corporation, the Company has evaluated its deferred tax assets for the six months ended June 30, 2023, which consist primarily of net operating losses and its investment in the Operating Partnership. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended  June 30, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Despite substantial growth in property-level operations, the Company has continued to generate a net loss and as such the Company has determined that it will continue to record a full valuation allowance against its deferred tax assets for the six months ended June 30, 2023. A change in circumstances may cause the Company to change its judgment about whether deferred tax assets should be recorded, and further whether any such assets would more likely than not be realized. The Company would generally report any change in the valuation allowance through its Consolidated Statements of Operations in the period in which such changes in circumstances occur.

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

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. The estimated fair value of the Company’s debt (including notes payable and the Revolving Credit Facility) was derived using Level 2 inputs and approximate $206.4 million and $207.4 million as of June 30, 2023 and December 31, 2022, respectively.

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

The SEC investigation also related to the conduct of the Company’s former chairman and chief executive officer, Mr. Shustek.  On  July 29, 2021, the SEC filed a civil lawsuit against Mr. Shustek and his advisory firm Vestin Mortgage LLC, alleging violations of the securities laws (Case 2-21-civ-01416-JCM-BNW, U.S. District Court, District of Nevada). The SEC seeks disgorgement, injunctions, and bars against Mr. Shustek, and related penalties. Pursuant to the Transaction, Mr. Shustek's right to indemnification by the Company for certain claims related to the SEC's investigation shall not exceed $2 million. This liability was recognized by the Company upon the closing of the Transaction and is included in indemnification liability on our Consolidated Balance Sheet. Effective as of the closing of the Transaction, Mr. Shustek resigned as Chief Executive Officer and director of the Company. On March 6, 2023, Mr. Shustek filed a complaint against the Company seeking advancement of indemnification expenses related to the SEC investigation (Case No. 1:2023CV00599). The Company denies the allegations that Mr. Shustek is entitled to advancement of expenses and intends to vigorously defend the lawsuit.

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

Note N — Related Party Transactions and Arrangements

Two of the Company’s assets, 1W7 Carpark and 222W7, are currently operated by PCA, Inc., dba Park Place Parking. Park Place Parking is a private parking operator that is wholly owned by relatives of the Company’s CEO. The Company’s CEO is neither an owner nor beneficiary of Park Place Parking. Park Place Parking has been operating these assets for five and four years, respectively. Both assets were acquired in 2021 with their management agreements in place. As of  June 30, 2023 and 2022, the Company recorded a balance of approximately $0.2 million and $0.1 million, respectively, from Park Place Parking which is included in accounts receivable, net on the Consolidated Balance Sheets and has been paid subsequent to June 30, 2023 within terms of the lease agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and six months ended June 30, 2023 and 2022. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company’s annual report on Form 10-K for the year ended December 31, 2022. As used herein, the terms “we,” “our” and “us” refer to Mobile Infrastructure Corporation, and, as required by context, Mobile Infra Operating Partnership, L.P., formerly known as MVP REIT II Operating Partnership, LP, which the Company refers to as the “Operating Partnership,” and to their subsidiaries.

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

The forward-looking statements included herein are based upon the Company’s current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on operations and future prospects include, but are not limited to:

●	the fact that the Company has limited history, as the Company was formed in 2015;
●	the Company’s ability to complete and realize the expected benefits of a liquidity event, including the consummation of the pending merger with Fifth Wall Acquisition Corporation III;
●	the Company's ability to achieve positive future financial and operating performance after the pending merger with Fifth Wall Acquisition Corporation III;
●	the Company’s ability to generate sufficient cash flows to pay distributions to the Company’s stockholders;
●	the impact on our business and those of our tenants from epidemics, pandemics or outbreaks of an illness, disease or virus (including COVID-19), including lockdowns and similar mandates;
●	the fact that the Company has experienced net losses since inception and may continue to experience additional losses;
●	changes in economic conditions generally and the real estate and debt markets specifically, including economic trends impacting parking facilities;
●	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;
●	competitive factors that may limit the Company’s ability to make investments or attract and retain tenants;
●	the ability of leases under our New Lease Structure (as defined below) to provide increases in same property rental revenue as compared to our prior leases;
●	the Company’s ability to attain its investment strategy or increase the value of its portfolio;
●	the loss of key personnel could have a material adverse effect upon the Company's ability to conduct and manage the Company’s business;
●	the performance of properties the Company has acquired or may acquire or loans the Company has made or may make that are secured by real property;
●	the Company’s ability to successfully integrate pending acquisitions and transactions and implement an operating strategy;
●	potential damage and costs arising from natural disasters, terrorism and other extraordinary events, including extraordinary events affecting parking facilities included in the Company’s portfolio;
●	the Company’s ability to act on its pipeline of acquisitions;
●	the availability of capital and debt financing generally, and any failure to obtain debt financing at favorable terms or a failure to satisfy the conditions, covenants and requirements of that debt;
●	changes in interest rates;
●	the Company’s ability to negotiate amendments or extensions to existing debt agreements;
●	the Company’s loss of REIT status and ability to remediate its loss of REIT status under U.S. federal income tax law;
●	potential adverse impacts from changes to the U.S. tax laws; and
●	changes to generally accepted accounting principles in the United States, or GAAP.

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

As of June 30, 2023, the Company owned 43 parking facilities in 21 separate markets throughout the United States, with a total of 15,676 parking spaces and approximately 5.4 million square feet.  The Company also owns approximately 0.2 million square feet of retail/commercial space adjacent to its parking facilities.

Merger with Fifth Wall Acquisition Corp. III

On December 13, 2022, the Company and Fifth Wall Acquisition Corp. III (“FWAC”), a special purpose acquisition company sponsored by Fifth Wall Acquisition Sponsor III LLC ("Fifth Wall"), entered into a definitive merger agreement, which was subsequently amended by the First Amendment to Agreement and Plan of Merger dated March 23, 2023 (the “Merger Agreement”). Upon closing of the merger (the “Merger”), FWAC will be the surviving entity and will be renamed “Mobile Infrastructure Corporation”.  The combined company following the Merger (“New MIC”) expects to be publicly traded on the New York Stock Exchange American under the ticker “BEEP.” Following the steps of the Merger as provided in the Merger Agreement:

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

Additionally, on June 15, 2023, HS3, Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners Master, Ltd., entities controlled by Mr. Osher, and Bombe-MIC Pref, LLC, an entity controlled by Mr. Chavez and of which Ms. Hogue is a member, (collectively, the “Preferred PIPE Investors”), each entered into a Subscription Agreement with FWAC pursuant to which, among other things, the Preferred PIPE Investors agreed to subscribe for and purchase, and FWAC has agreed to issue and sell to the Preferred PIPE Investors, a total of 46,000 shares of Series 2 Convertible Preferred Stock, par value $0.0001 per share (the “Series 2 Preferred Stock”), of New MIC at $1,000 per share for an aggregate purchase price of $46,000,000. Subject to the terms and conditions of the Subscription Agreement, the Series 2 Preferred Stock will convert into approximately 12,534,060 shares of New MIC Common Stock on December 31, 2023. The Series 2 Preferred Stock will be entitled to receive dividends at a cumulative annual rate of 10% during the period between the initial issuance of such shares and the conversion thereof into shares of New MIC Common Stock. Dividends will be paid in kind and also convert into shares of New MIC Common Stock on the conversion date.

The Merger was approved by a majority of the Company’s stockholders at a meeting held on August 10, 2023.  The Merger is expected to close on or around August 18, 2023.

Concurrent with the closing of the Merger, the Operating Partnership will convert from a Maryland limited partnership to a Delaware limited liability company (the “Operating Company”). As a limited liability company, the Operating Company will continue to be treated as a partnership and a disregarded entity for tax and accounting purposes. Following the conversion, the Company will be a member of the Operating Company and the Operating Company will be managed by a board of managers, one appointed by the Company and one appointed by the other members of the Operating Company.

During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company incurred costs of approximately $3.0 million and $2.1 million, respectively, associated with the Merger. These costs are being accounted for as deferred offering costs in accordance with FASB ASC Topic 340, Other Assets and Deferred Costs and are reflected within deferred offering costs on our Consolidated Balance Sheets.

Objectives

Over the next twelve months, management of the Company will be focused predominantly on the following strategic objectives:

•	Completing the Merger with FWAC in order to provide liquidity to the Company’s stockholders and the pay down of certain indebtedness of the Company;
•	Working with third-party operators to optimize the performance of the Company’s parking facilities and other assets to move towards cash flow positivity;
•	Reducing corporate overhead to move the Company towards profitability;
•	Pursuing options for refinancing near-term debt maturities; and
•	Continuing to identify paths for remediation of REIT status.

Management of the Company has continued to work closely with our tenants to evaluate capital requirements of the assets, with a view to understanding current and future demand drivers of those assets. The Company has been implementing its proprietary technology which provides real-time information on the performance of assets. Under the new lease structure, which requires tenants to pay a lower base rent (typically $500-$1,000 per month) and percentage rent equal to a designated percentage (typically 90%) of the amount by which gross revenues at the property during any lease year exceed a negotiated base amount ("New Lease Structure"), the Company has funded capital expenditures related to upgrades and optimization of our parking facilities, including but not limited to gate arm systems, lighting, and large capital improvements to structure and concrete. We expect to maintain an active dialogue with our tenants for the betterment of the Company’s portfolio.

Investment Strategy & Criteria

Because the Company’s management team has a long experience in the parking industry, the Company often receives off-market calls for parking facilities that are not yet being marketed for sale, as well as have early notices on properties just getting ready to be marketed. As such, the Company has a pipeline of acquisitions that is both bespoke and actionable, that the Company believes are off-market and largely unavailable to our competitors. The Company intends to continue to consolidate the industry through acquisitions, partnering with both owners and tenants, to create a meaningful pipeline and scale.

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

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected the Company's operating results, including:

The COVID-19 Pandemic

The COVID-19 pandemic has significantly adversely impacted global economic activity, contributing to significant volatility. The return to normalized movement is relatively uneven among markets and industries, which has impacted the performance of our assets, as many of the Company’s properties are located in urban centers, near government buildings, entertainment centers, or hotels. While the employment level in the United States has nearly returned to 2019 levels, many companies continue to deploy a work-from-home or hybrid remote strategy for employees. We anticipate that a hybrid work structure for traditional central business district office workers will be the normalized state going-forward. This has impacted the performance of many of our assets that have office exposure and underscores the importance of a multi-key demand driver strategy in repositioning current and/or acquiring new assets. During 2020 and 2021, many state and local governments restricted public gatherings and implemented social distancing measures, which has, in some cases, eliminated or severely reduced the demand for parking. Governments have now lifted these measures, which should continue to encourage greater movement around and between cities. Should public health restrictions be reinstated due to COVID-19 or any future pandemic, the Company’s rental revenue may continue to be adversely affected and may be further materially adversely affected to the extent that economic conditions result in the elimination of jobs or the migration of jobs from the urban centers where the Company’s parking facilities are situated to other locations. In particular, a majority of the Company’s property leases call for additional percentage rent, which will be adversely impacted by a decline in the demand for parking. However, we see increasing demand for multi-use assets that have exposure to entertainment and sporting venues or have exposure to driving travel through hotel relationships. As restrictions continue to lift across the United States, we anticipate a return to normal, in particular a return to driving vacations, which may positively impact the longer-term outlook of central business districts.

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

Results of Operations for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Base rental income	$1,951	$2,002	$(51)	(2.5)%
Percentage rental income	5,263	5,031	232	4.6%
Total revenues	$7,214	$7,033	$181	2.6%

Base rental income

The decrease in base rental income for the three months ended June 30, 2023 compared to the same period in 2022 is due primarily to changes in lease structure partially offset by the acquisition of one parking asset in Oklahoma City in the second quarter of 2022.

Percentage rental income

The $0.2 million increase in percentage rent income is due primarily to (1) a $0.2 million increase related to one property acquired during the second quarter of 2022 and (2) demand for event parking, specifically in markets with sporting events, theatres, festivals, and other gatherings. This demand positively affects several of our properties in Chicago, Cincinnati and Denver and was partially offset by lower revenues from contract parking in Detroit.

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Operating expenses
Property taxes	$1,742	$1,739	$3	0.2%
Property operating expense	533	698	(166)	(23.7)%
Interest expense	3,676	3,366	311	9.2%
General and administrative	2,444	1,838	605	32.9%
Professional fees	327	494	(167)	(33.8)%
Organizational, offering and other costs	84	1,876	(1,792)	(95.5)%
Depreciation and amortization expenses	2,130	2,064	66	3.2%
Total operating expenses	$10,936	$12,075	$(1,139)	(9.4)%

Property operating expense

The $0.2 million decrease in property operating expense during the three months ended June 30, 2023 compared to June 30, 2022 is attributable primarily to lower professional services related to engineering surveys, legal fees, and insurance costs.

Interest expense

The increase in interest expense of approximately $0.3 million during the three months ended June 30, 2023 compared to the same period in the prior year is primarily attributable to (1) $0.7 million of increased interest expense on the Company’s Revolving Credit Facility (which includes $0.3 million of non-cash fee amortization), partially offset by the repayment of $56.1 million of mortgage loans during the second quarter of 2022.

General and administrative

The $0.6 million increase in general and administrative expenses during the three months ended June 30, 2023 compared to June 30, 2022 is primarily attributable to non-cash compensation cost for performance units granted on May 27, 2022 and certain executive LTIP Units granted on February 28, 2023 of approximately $1.2 million (compared to approximately $0.4 million in the second quarter of 2022) which was partially offset by a decrease in payroll and travel related costs.

Professional fees

Professional fees decreased by approximately $0.2 million during the three months ended June 30, 2023 compared to June 30, 2022. The decrease was primarily attributable to lower utilization of professional services firms including consulting, advisory and legal service providers.

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

The $1.8 million decrease in organizational, offering and other costs during the three months ended June 30, 2023 compared to June 30, 2022 is due to the termination of the MIT Merger Agreement and other transactions primarily attributable to legal and accounting fees.

Depreciation and amortization expenses

The $0.1 million increase in depreciation and amortization expenses during the three months ended June 30, 2023 compared to June 30, 2022 is due to the one property acquired during the second quarter of 2022.

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Other income (expense)
PPP loan forgiveness	$—	$328	$(328)	(100.0)%
Other income	15	61	(46)	(75.8)%
Total other expense	$15	$389	$(374)	(96.2)%

PPP loan forgiveness

During April 2022, the Company received notification from the U.S. Small Business Administration ("SBA") stating that the second-round paycheck protection program loan was forgiven in full in the amount of $328,000. The forgiveness of this loan was recognized in the consolidated statements of operations in the month it was forgiven.

Results of Operations for the six months ended June 30, 2023, compared to the six months ended June 30, 2022 (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Base rental income	$4,031	$4,053	$(22)	(0.5)%
Management income	-	313	(313)	(100.0)%
Percentage rental income	10,286	9,456	830	8.8%
Total revenues	$14,317	$13,822	$495	3.6%

Base rental income

The decrease in base rental income for the six months ended June 30, 2023 compared to the same period in 2022 is due primarily to changes in lease structure partially offset by the acquisition of one parking asset in Oklahoma City in the second quarter of 2022.

Management income

The management income for the six months ended June 30, 2022 is attributable to operator collections for a management agreement that was converted into the New Lease Structure at the beginning of 2022.

Percentage rental income

The $0.8 million increase in percentage rent income is due primarily to (1) a $0.4 million increase related to one property acquired during the second quarter of 2022 and (2) demand for event parking, specifically in markets with sporting events, theatres, festivals, and other gatherings. This demand positively affects several of our properties in Chicago, Cincinnati and Denver and was partially offset by lower revenues from contract parking in Detroit.

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Operating expenses
Property taxes	$3,498	$3,575	$(77)	(2.2)%
Property operating expense	1,051	1,472	(421)	(28.6)%
Interest expense	7,276	5,957	1,319	22.1%
Depreciation and amortization expenses	4,256	4,031	225	5.6%
General and administrative	5,063	3,344	1,719	51.4%
Professional fees	795	1,175	(380)	(32.3)%
Organizational, offering and other costs	117	2,722	(2,605)	(95.7)%
Total operating expenses	$22,056	$22,276	$(220)	(1.0)%

Property taxes

The $0.1 million decrease in property taxes during the six months ended June 30, 2023 compared to June 30, 2022 is attributable primarily to changes in estimated property tax assessments recognized in the first and second quarters of 2022.

Property operating expense

The $0.4 million decrease in property operating expense during the six months ended June 30, 2023 compared to June 30, 2022 is attributable primarily to lower professional services related to engineering surveys, legal fees, and insurance costs.

Interest expense

The increase in interest expense of approximately $1.3 million during the six months ended June 30, 2023 compared to the same period in the prior year is primarily attributable to (1) $2.3 million of increased interest expense on the Company’s Revolving Credit Facility (which includes $0.1 million of non-cash fee amortization), partially offset by the repayment of $56.1 million of mortgage loans during the second quarter of 2022.

General and administrative

The $1.7 million increase in general and administrative expenses during the six months ended June 30, 2023 compared to June 30, 2022 is primarily attributable to non-cash compensation cost for performance units granted on May 27, 2022 and certain executive LTIP Units granted on February 28, 2023 of approximately $2.6 million (compared to approximately $0.4 million in the second quarter of 2022) which was partially offset by a decrease in payroll and travel related costs.

Professional fees

Professional fees decreased by approximately $0.4 million during the six months ended June 30, 2023 compared to June 30, 2022. The decrease was primarily attributable to lower utilization of professional services firms including consulting, advisory and legal service providers.

Organizational, offering and other costs

The $2.6 million decrease in organizational, offering and other costs during the six months ended June 30, 2023 compared to June 30, 2022 is due to the termination of the MIT Merger Agreement and other transactions primarily attributable to legal and accounting fees.

Depreciation and amortization expenses

The $0.2 million increase in depreciation and amortization expenses during the six months ended June 30, 2023 compared to June 30, 2022 is due to the one property acquired during the second quarter of 2022.

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Other income (expense)
Other income	$30	$76	$(46)	(60.3)%
Gain on sale of real estate	660	—	660	100.0%
PPP loan forgiveness	—	328	(328)	(100.0)%
Total other expense	$690	$404	$286	70.8%

Gain on sale of real estate

On February 28, 2023, the Company sold a parking lot located in Wildwood, New Jersey for $1.5 million, resulting in a gain on sale of real estate of approximately $0.7 million. The Company received net proceeds of approximately $0.3 million after the repayment of the outstanding mortgage loan, interest and transaction costs.

PPP loan forgiveness

During April 2022, the Company received notification from the SBA stating that the second-round paycheck protection program loan was forgiven in full in the amount of $328,000. The forgiveness of this loan was recognized in the consolidated statements of operations in the month it was forgiven.

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

The Company’s short-term and long-term liquidity needs will consist primarily of funds necessary for payments of indebtedness, acquisitions of assets, capital expenditures, and costs associated with the Merger. Existing capital expenditure activities expected to be completed in the near-term for general deferred maintenance are expected to cost approximately $1.3 million.

Sources and Uses of Cash

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$(2,221)	$602
Net cash provided by (used in) investing activities	$354	$(18,680)
Net cash provided by (used in) financing activities	$(2,934)	$15,147

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022:

Cash flows from operating activities

The cash used in operating activities for the six months ended June 30, 2023 was primarily attributable to a $0.5 million increase in revenue and a decrease of approximately $0.1 million and $0.4 million in property taxes and property operating expenses, respectively, an increase in cash paid for interest, real estate tax payments due earlier in the year and payment of certain general and administrative and professional fees that were accrued for in the fourth quarter of 2022.

Cash flows from investing activities

The cash provided by investing activities during the six months ended June 30, 2023 was primarily attributable to proceeds from the sale of one parking asset in February 2023. The cash used in investing activities during the six months ended June 30, 2022 was primarily attributable to routine and strategic capital expenditures and the acquisition of one parking asset in June 2022.

Cash flows from financing activities

The cash used in financing activities during the six months ended June 30, 2023 was primarily attributable to principal payments on mortgage loans, including $1.0 million for the one parking asset sold in February 2023, as well as distribution payments to non-controlling interest holders in MVP St. Louis Cardinal Lot, DST. The cash provided by financing activities during the six months ended June 30, 2022 was primarily attributable to proceeds from the Revolving Credit Facility of $73.7 million partially offset by the repayment of $55.1 million of notes payable and loan fees resulting from the Revolving Credit Facility.

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

As of June 30, 2023, $73.7 million was outstanding under the Revolving Credit Facility.

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

As of June 30, 2023, the Company was not in compliance with all applicable covenants in agreements governing its debt, resulting in events of default. Additionally, based on the Company’s expected financial performance for the twelve-month period subsequent to the filing of the June 30, 2023 Form 10-Q, the Company expects that it will not be in compliance with a financial covenant under the Revolving Credit Facility, which would result in an event of default. Such event allows the lender to accelerate the maturity of the debt under the Revolving Credit Facility which carries a balance of $73.7 million as of June 30, 2023. Further, our independent auditor included an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ended December 31, 2022 (as included in our Form 10-K), which constitutes an event of default under our Revolving Credit Facility. The Revolving Credit Facility also requires the Company to initiate an equity raise in order to achieve a fixed charge coverage ratio (“FCCR”) of 1.4 to 1.0 as of June 30, 2023. The Company does not currently have sufficient cash on hand, liquidity or projected future cash flows to repay these outstanding amounts upon an event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management’s plans include utilizing proceeds from the pending merger with Fifth Wall Acquisition Corporation III to pay-down a portion of the outstanding balance on the Revolving Credit Facility, which will result in reduced interest cost and an improved FCCR.

Additional plans include the following:

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

The Company did not repurchase any of its shares during the six months ended June 30, 2023. No cash dividends can be made on the Common Stock until the preferred distributions are paid.

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

As of June 30, 2023 and 2022, approximately $0.7 million and $0.5 million of accrued and unpaid Series A Preferred Stock distributions, respectively, are included in accrued preferred distributions on the consolidated balance sheet.

As of June 30, 2023 and 2022, approximately $9.3 million and $6.5 million of accrued and unpaid Series 1 Preferred Stock distributions, respectively, are included in accrued preferred distributions on the consolidated balance sheet.

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

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument.  Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made.  Management estimates the fair value of these warrants using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of June 30, 2023, all outstanding warrants issued by the Company were classified as equity.

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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q for the quarter ended June 30, 2023, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) evaluated the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As a result of this evaluation, our CEO and CFO concluded that the material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022, were still present as of June 30, 2023 (“the Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

The following remedial actions have been identified and initiated by the Company through June 30, 2023:

●

We have hired and will continue to hire and train additional accounting resources with appropriate levels of experience and reallocating responsibilities across the finance organization. This measure provides for segregation of duties and ensures that the appropriate level of knowledge and experience will be applied based on the risk and complexity of transactions and tasks under review.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.2	Articles of Amendment of THE PARKING REIT, Inc. (Incorporated by reference as Exhibit 3.1 to Form 8-K filed December 18, 2017).
3.3	Articles of Amendment of MOBILE INFRASTRUCTURE CORPORATION (Incorporated by reference as Exhibit 3.1 to Form 8-K filed November 12, 2021).
3.4	Certificate of Correction to the Articles of Amendment and Restatement of Mobile Infrastructure Corporation (Incorporated by reference as Exhibit 3.1 to Form 8-K filed March 21, 2022).
3.5	Articles Supplementary for Series A Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc. (Incorporated by reference as Exhibit 3.1 to Form 8-K filed October 28, 2016).
3.6	Articles Supplementary for Series 1 Convertible Redeemable Preferred Stock of THE PARKING REIT, Inc. (Incorporated by reference as Exhibit 3.1 to Form 8-K filed March 30, 2017).
3.7	Amended & Restated Bylaws of MOBILE INFRASTRUCTURE CORPORATION. (Incorporated by reference as Exhibit 3.2 to Form 8-K filed November 12, 2021).
10.1	Second Amended and Restated Sponsor Agreement, dated June 15, 2023, by and among Fifth Wall Acquisition Corp. III, Fifth Wall Acquisition Sponsor III LLC, Mobile Infrastructure Corporation and certain holders of Fifth Wall Acquisition Corp. III’s Class B ordinary shares (Incorporated by reference as Exhibit 10.1 to Form 8-K filed June 16, 2023).
31.1(*)	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.
32(*)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(*)

The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2023, formatted in iXBRL (inline extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobile Infrastructure Corporation

By:	/s/ Manuel Chavez
Manuel Chavez
Chief Executive Officer
Date:	August 14, 2023

By:	/s/ Stephanie Hogue
Stephanie Hogue
President and Chief Financial Officer
Date:	August 14, 2023